Form 10-K
period 1996-05-31
PRIME CELLULAR INC
filed 1996-08-26
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended May 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of _________________to ______________

                         Commission file number:0-18700

                              PRIME CELLULAR, INC.

             (exact name of Registrant as specified in its charter)

               Delaware                                    13-3570672
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                      Identification No.)

100 First Stamford Pl., Stamford, CT                        06902
(Address of Principal Executive Office)                  (Zip Code)

Registrant's telephone number, including area code (203)327-3620

Securities registered pursuant to Section 12(b) of the Act

                                                    None.

Securities registered pursuant to Section 12(g) of the Act

                     Common Stock, $.01 par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

On July 31, 1996, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $21,447,000, based on the average of the bid and ask prices as reported by the OTC Bulletin Board of $5.25.

As of July 31, 1996, 8,400,000 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference: Certain portions of the Registrant's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

PART I                                                                     PAGE
- ------                                                                     ----

Item 1        Business ..................................................    3

Item 2        Properties ................................................    4

Item 3        Legal Proceedings .........................................    4

Item 4        Submission of Matters to a Vote of Stockholders ...........    5

PART II
- -------

Item 5        Market for Registrant's Common Stock and
              Related Stockholder Matters ...............................    5

Item 6        Selected Financial Data ...................................    6

Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................    6

Item 8        Financial Statements and Supplementary Data ...............    8

Item 9        Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ...................     8

PART III
- --------

Item 10       Directors and Executive Officers of the Registrant ........    9

Item 11       Executive Compensation ....................................    9

Item 12       Security Ownership of Certain Beneficial Owners
               and Management ...........................................    9

Item 13       Certain Relationships and Related Transactions ............    9

PART IV
- -------

Item 14       Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K ...............................................    9

Exhibit Index ...........................................................   10

Signatures ..............................................................   11

Index to Consolidated Financial Statements ..............................  F-1

Item 1.    BUSINESS

     Prime Cellular, Inc. (together with its wholly-owned subsidiary, "the Company") was organized in May 1990 to provide management services, including business planning, marketing, engineering, design and construction consulting services, to rural service area ("RSA") cellular telephone licensees. The Company intended to serve RSA markets characterized by both population growth potential and proximity to metropolitan statistical area ("MSA") markets, primarily in the Northeast, Southeast and Midwest. The Company anticipated that it would enter into management agreements in such markets, and receive certain fixed and incentive management fees, construction consulting and service fees, and a termination fee based upon market value of a particular system upon sale. The Company intended to assist RSA licensees in constructing and operating
cellular  systems,   which  in  certain  cases  might  have  entailed  providing construction and equipment financing. The Company also considered acquiring interests in cellular licenses.

     Preferences of owners of construction permits and the deterioration in general economic conditions subsequent to the Company's initial public offering in early August 1990 negatively impacted the Company's business plan. The Company found that RSA owners interested in retaining management services were unwilling to enter into management contracts on terms which, in management's opinion, were economically viable for the Company. Several RSA owners required significant capital injections by the Company as a condition to entering into a management contract. The Company further encountered many RSA owners who were unwilling to enter into management contracts and build the cellular system for their RSA until all possibilities for the sale of their RSA were exhausted. The difficulties the Company encountered were compounded by the general downturn in economic conditions and tightening credit markets which limited sale options available to RSA owners, especially given their unrealistic valuation expectations, and made acceptable financing for construction and operation difficult to obtain as well. At the same time, the tight credit markets adversely affected the Company's ability to obtain the financing necessary to make capital injections required by certain RSA owners as a condition to obtaining management contracts or to acquire interests in cellular licenses.

     Accordingly, the Company determined that it was prudent for it to explore other uses for the Company's funds. The Company initially analyzed potential investments in debt and equity instruments of entities involved in either the cellular or related industries and subsequently expanded its search to include entities involved in non-cellular operations. Since 1991, the Company has retained an outside consultant, who is also a shareholder, under an agreement renewable each July to assist it in finding new business opportunities for the Company. Fees paid to this consultant included in general and administrative costs totaled $75,000 for each of the years ended May 31, 1996, 1995 and 1994. This agreement was renewed in June 1995 and the consultant was elected President of the Company as well as a board member.

     On June 11, 1996 (the "Closing"), the Company's wholly-owned subsidiary consummated the merger with Bern Associates, Inc. pursuant to that certain Merger Agreement, dated May 14, 1996 (the "Merger Agreement"), by and among the Company, Prime Cellular Acquisition Corp., a wholly-owned subsidiary of the Company (the "Subsidiary"), Bern Associates, Inc. ("Bern") and all of the stockholders of Bern (the "Bern Stockholders"). Bern was merged with and into the Subsidiary and all of the outstanding shares of common stock of Bern were converted into an aggregate of 4,100,000 shares of Common Stock, par value $.01 per share, of Registrant (the "Merger"), representing approximately 49.3% (after consummation of the transaction) of the Company issued and outstanding Common Stock (the "Merger Shares"). Bern Communications is the sole operating entity of the Company. Following the Merger, the Subsidiary changed its name to "Bern Communications, Inc." ("Bern Communications"). This transaction is being accounted for as a reverse acquisition whereby Bern is the acquirer for financial reporting purposes. In connection with the Merger, the Company is investigating possible breaches of certain representations and warranties of the Bern Stockholders in connection with the Merger and otherwise. In the event the Company concludes that such breaches have occurred the Company may seek to reduce the consideration paid in the Merger or pursue other remedies available to it including an action for damages, rescission or other equitable relief.

     Bern Communications designs, installs, maintains, services and supports computer systems to enable regional telephone companies to provide Internet access to their subscribers. Bern Communications offers its customers an integrated Internet access solution comprised of off the shelf computer hardware and accessories, systems integration, billing software and twenty-four hour subscriber support. Bern Communications will also provide network management services to regional telephone companies already offering Internet access. Bern Communications strategy consists of the following key elements:

     1.   Provide an integrated Internet access solution;

     2. Offer twenty-four hour seven day a week service to the telephone company subscribers;

     3. Provide regional telephone companies with billing solutions and revenue enhancing projects;

     4. Monitor and test new hardware to make available to customers on an on-going basis;

     5. Expand marketing and distributions channels for all of its products and services.

CUSTOMERS

     Bern Communications has decided to focus its initial marketing efforts on regional telephone companies. To those companies that do not yet offer a Internet solution to their subscribers, Bern Communications will offer its design and installation services. To those regional telephone companies which already provide Internet access or who are just entering that business, Bern Communications intends to offer its network management and help desk services.

     Bern Communications will market its Internet service provider program, an integrated turn-key solution providing Internet access, to regional telephone companies which do not currently provide Internet service or which currently resell the service and would like to become direct providers. The products and services offered in connection with this package include network design, specification and ordering of equipment, network integration, installation of hardware, initial training of employees and help desk solutions. Bern Communications will also offer network management services. These services will monitor utilization and performance of the network providing Internet access and modify the system as necessary. A wide variety of additional services can be offered to those customers selecting Bern Communications' network management service, including, testing and integrating system software upgrades for all network equipment and home page installation.

     In addition, Bern Communications also intends to offer help desk service to regional telephone companies currently providing Internet access. Bern Communications currently provides help desk service twenty-four hours a day seven days a week for the benefit of the telephone company subscribers of the telephone companies which are existing customers. The help desk provides specific information regarding the Internet access provided by the regional telephone company as well as general information regarding the Internet.

     Currently Bern Communications has three contracts to provide Internet access and/or network management to regional telephone companies, one of which (with Century Service Group, Inc.) accounted for approximately 86% of Bern Communications' revenues for the year ended May 31, 1996.

MARKETING AND DISTRIBUTION

     Bern Communications intends to focus on providing Internet access services to regional telephone companies. Bern Communications' strategy is to sell its services by providing regional telephone companies with total solutions to Internet access as well as state of the art network management and help desk services. Bern Communications currently markets and sells its products and services through its employees and is expected to expand its sales force in the 1997 fiscal year. Bern Communication's products and services include Bern Communications' billing software which forms part of the integrated Internet access solution for regional telephone companies.

SUPPLIER

     Bern Communications has no key suppliers; its design solutions for Internet
access   utilize   off-the-shelf   hardware   and   software  as  well  as  Bern
Communication's billing software.

COMPETITION

     The market for Internet access services is extremely competitive. There are no substantial barriers to entry, and Bern Communications expects the competition in this market will intensify in the future. The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than Bern Communications. Bern Communications competes or expects to compete directly or indirectly with other national, regional, commercial Internet service providers. Most of these established on-line service companies and telecommunications companies currently offer Internet access. In addition, Bern Communications believes that new competitors including large computer and hardware and software media and telecommunications companies will enter the Internet access market resulting in even greater competition for Bern Communications.

EMPLOYEES

     Prime Cellular, Inc. has one employee at July 31, 1996. Bern Communications currently employs 14 employees full-time and 11 part-time; of which 11 are engaged in the development and sales of products and 13 are employees of the help desk.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The sole executive officer of the Company is Joseph K. Pagano, President and Chief Financial Officer. Mr. Pagano is 50 years old and has been President and Chief Financial Officer of the Company since June 1994. Prior thereto, Mr. Pagano was and continues to be a consultant to the Company. Mr. Pagano has been a private investor for more than the last 5 years. Raphael Collado is the President of Bern Communications.

Item 2.    PROPERTIES

     The Company's executive offices are located at 100 First Stamford Place, Third Floor, Stamford, CT 06902. The Bern Communications help desk is currently located in Teaneck, New Jersey, pursuant to a month-to-month lease in the amount of $1,000 per month.

Item 3.    LEGAL PROCEEDINGS

     On July 25, 1996 a stockholder who is a former officer and employee of Bern Communications, Inc. attempted to serve a summons on the Company seeking the release of the shares of the Company's Common Stock received by such stockholder in the Merger or alternatively claiming damages of $2,500,000. The Company has demanded a complaint which has not yet been served. The Company believes that the claim of such stockholder is without merit and that the Company has counterclaims against such stockholder.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

           None.

                                     PART II
                                     -------

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the OTC Bulletin Board under the symbol PCEL. Until August 18, 1994, the Company's Common Stock was quoted by the NASDAQ Small-Cap Market System. Effective August 18, 1994, NASDAQ delisted the Company's common stock from its NASDAQ Small-Cap Market System. As of July 1, 1996, there were 8,400,000 shares of Common Stock outstanding held of record by approximately 32 stockholders. The following table sets forth, for the periods indicated, the high and low bid quotations for the Company's Common Stock since June 1, 1994 as reported on the NASDAQ Small-Cap Market System and the OTC Bulletin Board. The quotations reflect prices among dealers, do not reflect retail markups, markdowns or other fees or commissions, and do not necessarily represent actual transactions.

Year                                           High                 Low
- ----                                           ----                 ---
Fiscal 1996

First quarter                                  2 1/2                  15/16
Second quarter                                 2                    1 1/2
Third quarter                                  2                    1 5/8
Fourth quarter                                 8 1/2                1

Year                                           High                 Low
- ----                                           ----                 ---
Fiscal 1995

First quarter                                  2 1/4                1 5/8
Second quarter                                 1 3/4                1 7/16
Third quarter                                  2 1/4                1 1/2
Fourth quarter                                 2 1/2                1 1/2


     On July 31, 1996 the average of the bid and ask prices for the Company's Common Stock was $5.25 as reported by the OTC Bulletin Board.

     The payment of dividends on the Common Stock is within the discretion of the Company's Board of Directors. The Company has not paid cash dividends on its Common Stock and does not expect to declare cash dividends on the Common Stock in the foreseeable future.

Item 6.    SELECTED FINANCIAL DATA

     The following table sets forth certain financial data for the years ended May 31, 1996, 1995, 1994, 1993 and 1992. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                                  Year Ended May 31,
                                               -------------------------------------------------------------------------------------
                                                  1996               1995              1994              1993               1992
                                                  ----               ----              ----              ----               ----

Income Statement Data:

  Total revenues                               $   358,865        $   356,044       $   306,312       $   249,098
   Income (loss) before
    extra-ordinary item                        ($   19,780)       $    70,816       $     7,301       ($   75,433)       $    23,736
  Net income (loss)                            ($   19,780)       $    70,816       $     7,301       ($   75,433)       $    39,560
  Income (loss) before
    extra-ordinary item per
     common share                              ($      .00)       $       .02       $       .00       ($      .02)       $       .01
  Net income (loss) per
     common share                              ($      .00)       $       .02       $       .00       ($      .02)       $       .01
  Weighted average number
    of shares outstanding                        4,108,200          4,100,000         4,100,000         4,100,000          4,100,000

Balance Sheet Data:
   Total Assets                                $ 6,431,904        $ 6,143,233       $ 6,096,370       $ 6,034,978        $ 6,109,868
   Stockholders' Equity                        $ 6,399,261        $ 6,094,041       $ 6,023,225       $ 6,015,924        $ 6,091,357


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     The year ended May 31, 1996 was the Company's sixth full year of operations. The Company was organized in May 1990 to provide management services to rural service area ("RSA") cellular telephone licensees.

     The Company has not generated any operating revenue from any agreements or arrangements with respect to the management or acquisition of any RSAs. The Company identified approximately 200 target RSAs out of the total of 428 RSAs to provide its services and assistance. Essentially all the target RSAs with valid construction permits issued by the Federal Communications Commission were contacted. Company employees subsequently met with representatives of 76 target RSAs. This resulted in the Company performing consulting and other services for seven RSAs for which it received fees totalling $115,000 and $107,000 in the years ended May 31, 1992 and 1991, respectively, and/or reimbursement of costs. One of the RSAs for which consulting work was performed was owned by a person who was at the time a director of the Company, for which the Company received $6,000 in fees and certain reimbursements of actual costs incurred during the year ended May 31, 1991. A director of the Company (who was elected a director at the 1991 Annual Meeting of Stockholders in October 1991) was a shareholder in corporations owning two RSAs for which consulting work was performed. The

Company received fees of $115,000 and $90,000 in 1992 and 1991, respectively, for these services as well as certain reimbursements of actual expenses. All work performed by the Company was billed in accordance with the Company's stated rates for such services. All consulting services were completed by July, 1991.

     Preferences of owners of construction permits and the deterioration in general economic conditions subsequent to the Company's initial public offering in early August 1990 negatively impacted the Company's business plan. The Company found that RSA owners interested in retaining management services were unwilling to enter into management contracts on terms which, in management's opinion, were economically viable for the Company. Several RSA owners also required significant capital injections by the Company as a condition to entering into a management contract. The Company further encountered many RSA owners who were unwilling to enter into management contracts and to build the cellular system for their RSA until all possibilities for the sale of their RSA were exhausted. The difficulties the Company encountered were compounded by the general downturn in economic conditions and tightening credit markets which limited sale options available to RSA owners, especially given their unrealistic valuation expectations, and made acceptable financing for construction and operation difficult to obtain as well. At the same time, the tight credit markets adversely affected the Company's ability to obtain the financing necessary to make capital injections required by certain RSA owners as a condition to obtaining management contracts or to acquire interests in cellular licenses.

     Accordingly, the Company determined that it was prudent for it to explore other uses for the Company's funds. The Company initially analyzed potential investments in debt and equity instruments of entities involved in either the cellular or related industries and subsequently expanded its search to include entities involved in non-cellular operations. Since 1991, the Company has retained an outside consultant, who is also a shareholder, under an agreement renewable each July to assist it in finding new business opportunities for the Company. Fees paid to this consultant included in general and administrative costs totaled $75,000 for each of the years ended May 31, 1996, 1995 and 1994. This agreement was renewed in June 1995 and the consultant was elected President of the Company as well as a board member.

     The Company pursued a number of new business acquisition opportunities during the 1996 fiscal year which culminated in the acquisition of Bern Associates.

     1996 vs. 1995

     The Company receives interest income from its short term investment of the net proceeds of its initial public offering (received in August 1990), and the private placement of securities in May 1990. Such interest income was approximately $359,000 and $356,000 for the years ended May 31, 1996 and 1995, respectively. Interest income for the year ended May 31, 1996 and 1995 includes approximately $45,800 and $29,700, respectively, relating to the amortization of a discount on investments. The $16,000 (54%) increase in discount amortization was due to the purchase of a $5,000,000 90 day treasury bill which was purchased in May 1996 following the maturity of the company's two year treasury notes.

     Expenses for the years ended May 31, 1996 and 1995 consist primarily of salaries, consulting fees, travel and administrative costs. The $93,000 (33%) increase in general and administrative costs for the year ended May 31, 1996 as compared to May 31, 1995 is due primarily to higher rent and consulting costs in connection with the search and acquisition of Bern Associates and fluctuations in several expense categories.

     1995 vs. 1994

     Interest income was approximately $356,000 and $208,000 for the years ended May 31, 1995 and 1994, respectively. The $148,000 (71%) increase in interest income was due primarily to the purchase of two year treasury notes at a higher rate of interest during the year ended May 31, 1995 as compared to the prior year. Interest income for the year ended May 31, 1995 and 1994 included approximately $29,700 and $7,400, respectively, relating to the amortization of a discount on investments. The Company sold its investments held at May 31, 1993 during the quarter ended November 30, 1993 and recognized a gain of approximately $98,000 for the year ended May 31, 1994.

     Expenses for the years ended May 31, 1995 and 1994 consist primarily of salaries, consulting fees, travel and administrative costs. The $14,000 (5%) decrease in general and administrative cost for the year ended May 31, 1995 as compared to May 31, 1994 is due primarily to lower payroll costs and fluctuations in several expense categories.

Liquidity and Capital Resources

     The Company received approximately $6.1 million in cash from the net proceeds of its initial public offering in August 1990 and capital raised from the private placement of securities in May 1990. Additionally, the Company received $261,000 in September 1990 from the underwriter of that offering exercising 100,000 shares of its overallotment option. The company also received $325,000 in May 1996 from the sale of 200,000 shares of common stock to private investors. At May 31, 1996 the Company had approximately $960,000 in cash and cash equivalents and an additional $4,959,000 in investments consisting of 90 day treasury notes which mature August 1, 1996.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required pursuant to this Item are included herein commencing on Page F-1.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on or about November 10, 1996, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, is incorporated herein by reference. For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Report.

Item 11.   EXECUTIVE COMPENSATION

     The information contained under the heading "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

     The information contained under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

          (a)  (1) Financial Statements-See list of Financial Statements on F-1.
               (2) Schedules - Not applicable.

          (b)  Reports on Form 8-K
               The Company filed one report on Form 8-K dated June 11, 1996.

EXHIBITS:

2.1 Merger Agreement, dated as of May 14, 1996, by and among the Company, the Subsidiary, Bern Associates and the Bern Stockholders.**

2.2 List of Omitted Schedules/Exhibits to Merger Agreement.**

3.1  Certificate of Incorporation of the Company*

3.2  By-laws of the Company*

10.1 Consulting Agreement dated July 2, 1991 among the Company, Prime Cellular of Florida, Inc. and Joseph K. Pagano*

10.2 Amendment to Consulting Agreement*

10.3 Stock Option Plan*

10.6 Registration Rights Agreement, dated June 10, 1996, between Registrant and the Bern Stockholders.**

10.7 Escrow Agreement, dated June 10, 1996, between Registrant and the Bern Stockholders.**

10.7 Indemnification Agreement, dated June 10, 1996, between Registrant and the Bern Stockholders.**

21   Subsidiaries of the Registrant

27   Financial Data Schedule

- ----------

     *Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the years ended May 31, 1995, May 31, 1994, May 31, 1993, May 31, 1992 or May 31, 1991.

     ** Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from, the Company's Report on Form 8-K dated June 11, 1996.

     The Company will provide, without charge, a copy of these exhibits to each stockholder of the Company upon the written request of any such stockholder therefor. All such requests should be directed to Prime Cellular, Inc., 100 First Stamford Place, Third Floor, Stamford, CT 06902, Attention: Joseph K. Pagano.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PRIME CELLULAR, INC.

              , 1996                               By:/s/Joseph K. Pagano
                                                   ----------------------
                                                   Joseph K. Pagano
                                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


Signature                                Title                                 Date
/s/Joseph K. Pagano          Director, President &                                       , 1996
- -------------------          Chief Financial Officer
Joseph K. Pagano             (principal executive officer & principal
                             financial officer)


/s/ Mark Newman
- -------------------          Director                                                    , 1996
L. Mark Newman

/s/ Raphael Collado
- -------------------          Director                                                    , 1996
Raphael Collado

/s/ Frederick  Adler
- -------------------                                                                      , 1996
Frederick R. Adler

/s/ Michael Islek
- -------------------          Director                                                    , 1996
Michael Islek



                              PRIME CELLULAR, INC.
                    (A Corporation in the Development Stage)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES (Item 14(a))

Consolidated Financial Statements:

Report of Independent Certified Public Accountants .....................     F-2

Consolidated Balance Sheets--May 31, 1996 and 1995 .....................     F-3

Consolidated Statements of Operations--
      Years Ended May 31, 1996, 1995, 1994, and for the period
      May 10, 1990 (Inception) to May 31, 1996 .........................     F-4

Consolidated Statements of Stockholders' Equity--
     Years Ended May 31, 1996,
     1995, 1994, and for the period
     May 10, 1990 (Inception) to May 31, 1996 ..........................     F-5

Consolidated Statements of Cash Flows--
      Years Ended May 31, 1996, 1995, 1994, and for the period
      May 10, 1990 (Inception) to May 31, 1996 .........................     F-6

Notes to Consolidated Financial Statements .............................     F-7

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Prime Cellular, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of Prime Cellular, Inc. (a corporation in the Development Stage) and its subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 1996, 1995, and 1994 and for the period May 10, 1990 (inception) to May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company has executed a merger agreement for the exchange of a certain number of shares of its stock for the stock of another entity. The Company is investigating possible breaches of certain representations and warranties in connection with the merger agreement and otherwise.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Cellular, Inc. and its subsidiaries as of May 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended May 31, 1996, 1995 and 1994 and for the period May 10, 1990 (inception) to May 31, 1996, in conformity with generally accepted accounting principles.

                                                     BDO Seidman, LLP

Valhalla, New York
June 25, 1996, except for Note 4(b),
which is as of July 25, 1996.


                              PRIME CELLULAR, INC.
                    (A Corporation in the Development Stage)

                           CONSOLIDATED BALANCE SHEETS

                                                                                                              May 31,
                                                                                                   --------------------------------
ASSETS:                                                                                            1996                        1995
                                                                                                   ----                        ----

Current Assets:

  Cash and Cash Equivalents                                                                       $  960,223             $  239,964

  Investments                                                                                      4,958,796              5,872,789

  Due From Related Party                                                                             500,000

  Accrued Interest, Other Receivables and Prepaid Taxes                                               12,885                 30,480

    Total Current Assets                                                                           6,431,904              6,143,233
                                                                                                  ----------             ----------
TOTAL ASSETS:                                                                                     $6,431,904             $6,143,233
                                                                                                  ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:

    Accounts Payable and Accrued Expenses                                                         $   32,643             $   49,192
                                                                                                  ----------             ----------
        Total Current Liabilities                                                                     32,643                 49,192

Commitments and Contingencies

Stockholders' Equity:

  Preferred Stock, par value $.01- 5,000,000 shares authorized, none outstanding

  Common Stock, par value $.01- 20,000,000 shares
  authorized, 4,300,000 shares issued and outstanding at
  May 31, 1996 and 4,100,000 shares issued and
  outstanding at May 31, 1995                                                                         43,000                 41,000

  Additional Paid-In Capital                                                                       6,401,005              6,078,005

  Deficit accumulated during the development stage                                                   (44,744)               (24,964)

      Total Stockholders' Equity                                                                   6,399,261              6,094,041
                                                                                                  ----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $6,431,904             $6,143,233
                                                                                                  ==========             ==========




           See accompanying notes to consolidated financial statements


                              PRIME CELLULAR, INC.
                    (A Corporation in the Development Stage)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          May 10, 1990
                                                         (inception) to                            Year Ended May 31,
                                                                                  --------------------------------------------------
                                                          May 31, 1996            1996                 1995                 1994
                                                          ------------            ----                 ----                 ----

REVENUES:

 Fees for services, including
 $211,000 for related parties from
 inception                                                 $   222,000

 Gain on sale of investments                                    97,930                                                   $    97,930

 Interest income                                             1,926,399              358,865              356,044             208,382
                                                           -----------          -----------          -----------         -----------

     Total Revenues                                          2,246,329              358,865              356,044             306,312


EXPENSES:

 General & administrative costs                              2,282,515              378,645              285,228             299,011

 Interest Expense                                                8,558
                                                           -----------          -----------          -----------         -----------

     Total Expenses                                          2,291,073              378,645              285,228             299,011
                                                           -----------          -----------          -----------         -----------

Income (loss) before income taxes                              (44,744)             (19,780)         $    70,816         $     7,301

Income taxes
                                                           -----------          -----------          -----------         -----------

NET INCOME (LOSS):                                         $   (44,744)             (19,780)              70,816               7,301
                                                            ===========          ===========         ===========         ===========

Income (loss) per share of Common

Stock                                                                           $      0.00          $      0.02         $      0.00
                                                                                ===========          ===========         ===========

Weighted Average Common Shares

Outstanding                                                                       4,108,200            4,100,000           4,100,000
                                                                                ===========          ===========         ===========









           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.
                    (A Corporation in the Development Stage)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Common Stock            Additional Paid-In   Accumulated
                                                 Shares           Amount          Capital            Deficit          Total

Issuance of common stock for cash               2,000,000         $20,000          $830,000                           $850,000

Net income from the period May 10, 1990

(Inception) to May 31, 1990
                                                ---------         -------        ----------        ---------        ----------

Balance at May 31, 1990                         2,000,000          20,000           830,000                            850,000

Issuance of common stock for cash               2,100,000          21,000         5,248,005                          5,269,005

Net loss for the year ended May 31, 1991                                                            $(67,208)         (67,208)
                                                ---------         -------        ----------        ---------        ----------

Balance at May 31, 1991                         4,100,000          41,000         6,078,005          (67,208)        6,051,797

Net income for the year ended May 31, 1992
                                                ---------         -------        ----------        ---------        ----------

Balance at May 31, 1992                         4,100,000          41,000         6,078,005          (27,648)        6,091,357

Net loss for the year ended May 31, 1993                                                             (75,433)         (75,433)
                                                ---------         -------        ----------        ---------        ----------

Balance at May 31, 1993                         4,100,000          41,000         6,078,005         (103,081)        6,015,924

Net income for the year ended May 31, 1994                                                              7,301            7,301
                                                ---------         -------        ----------          --------       ----------

Balance at May 31, 1994                         4,100,000          41,000         6,078,005          (95,780)        6,023,225

Net income for the year ended May 31, 1995                                                             70,816           70,816
                                                ---------         -------        ----------         ---------       ----------

Balance at May 31, 1995                         4,100,000          41,000         6,078,005          (24,964)        6,094,041

Issuance of common stock for cash                 200,000           2,000           323,000                            325,000

Net loss for the year ended May 31, 1996                                                             (19,788)         (19,788)
                                                ---------         -------        ----------        ---------        ----------

Balance at May 31, 1996                         4,300,000         $43,000        $6,401,005        $ (44,744)       $6,399,261
                                                =========         =======        ==========        ==========       ==========


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.
                    (A Corporation in the Development Stage)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    May 10, 1990
                                                                   (inception) to
                                                                                                     Year Ended May 31,
                                                                                     -----------------------------------------------
                                                                    May 31, 1996          1996             1995            1994
                                                                    ------------     ------------     ------------     ------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                 ($    44,744)    ($    19,780)    $     70,816     $      7,301

  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:

 Amortization of discount on investments                                (123,955)         (45,819)         (29,728)          (7,352)

 Gain on sale of investments                                             (97,030)                                           (97,930)

 Changes in operating assets and liabilities:

   Decrease (increase) in other receivable                              (512,885)        (509,965)          (2,920)

   Decrease (increase) in accrued interest receivable                     27,560              (49)          (5,053)

   Increase (decrease) in accounts payable and accrued
   expenses                                                               32,643          (16,549)         (23,953)          54,091
                                                                    ------------     ------------     ------------     ------------

Total adjustments                                                       (702,127)        (544,773)         (56,650)         (56,244)
                                                                    ------------     ------------     ------------     ------------

NET CASH PROVIDED BY (USED IN) OPERATING

ACTIVITIES                                                              (746,871)        (564,553)          14,166          (48,943)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of investments                                             (6,068,596)                                        (5,841,094)

  Purchase of short-term investments                                 (19,141,548)      (4,940,188)     (11,204,125)

  Proceeds from sale of investments                                      371,873                                            371,873

  Proceeds from sale of short-term investments                        20,101,360        5,900,000                        11,204,125
                                                                    ------------     ------------     ------------     ------------

NET CASH PROVIDED BY (USED IN) INVESTING

ACTIVITIES                                                            (4,736,911)         959,812                        (5,469,221)

CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from issuance of common stock                           6,444,005          325,000
                                                                    ------------      ------------     ------------     ------------

  Proceeds from subordinated capital notes                               400,000

  Repayment of subordinated capital notes                               (400,000)
                                                                    ------------     ------------     ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              6,444,005          325,000
                                                                    ------------     ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                              960,223          720,259           14,166       (5,518,164)

CASH AND CASH EQUIVALENTS - BEGINNING                                                     239,964          225,798        5,743,962
                                                                    ------------     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS - ENDING                                  $    960,223     $    960,223     $    239,964     $    225,798
                                                                    ============     ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Cash paid for interest                                            $      8,558

  Cash paid for income taxes


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.
                    (A Corporation in the Development Stage)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

     The Company was incorporated in Delaware on May 10, 1990 to provide management and consulting services to rural service area cellular telephone licensees. However, the Company has determined that because of changes in the industry it would be prudent to explore other uses of the Company's funds, but has not determined which business it will ultimately be involved in. See Note 7 regarding the Company's acquisition of Bern Associates, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Prime Cellular, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Per Share Data: Income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding throughout the period. Common stock equivalents consisting of shares subject to stock options and warrants do not have a significant impact on net income (loss) per share for the years ended May 31, 1996, 1995 and 1994.

Cash and Cash Equivalents: Cash equivalents include interest bearing accounts which are short-term highly liquid investments with an original maturity of three months or less.

Investments: The Company's investments were classified as held-to-maturity and reported at amortized cost. Investments held-to-maturity are summarized as follows:

                                                                                          Gross             Gross
                                                                      Amortized         Unrealized        Unrealized        Fair
                                                                        Cost              Gains             Losses          Value
                                                                        ----              -----             ------          -----

May 31, 1996:
   Debt securities issued by the U.S. Treasury                         $4,958,796       $      304                        $4,959,100

The above securities mature August 1, 1996

May 31, 1995:
   Debt securities issued by the U.S. Treasury                         $5,872,789       $    9,015       $      245       $5,881,559


Revenue Recognition:  Revenue is recorded at the time services are rendered.

Use of Estimates: In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.

Actual results could differ from those estimates.

Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, other receivables and accounts payable approximated fair value as of May 31, 1996, because of the relatively short maturity of these instruments.

NOTE 3 - INCOME TAXES

     Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. A valuation allowance has been recognized against the entire balance of the deferred tax assets related to the net operating loss carryforwards which existed at May 31, 1996. Income taxes of approximately $13,000 attributable to taxable income for the year ended May 31, 1995, was offset by the tax benefit from the utilization of net operating loss carryforwards.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     (a) The Company's executive offices are located at 100 First Stamford Place, Third Floor, Stamford, CT 06902. During fiscal 1994 and part of fiscal 1993, the Company occupied approximately 600 square feet which was subleased for $1,000 per month pursuant to a month-to-month sublease arrangement with a company controlled by a person who was at the time a director of the Company. Total payments of $12,100 and $8,000 were remitted during the years ended May 31, 1994 and 1993, respectively, under this arrangement. The Company believes that this arrangement was on terms no less favorable than could be obtained from an unrelated third party.

     (b) On July 25, 1996 a stockholder, who is a former officer of Bern Associates, Inc., attempted to serve a summons on the Company seeking the release of the shares of the company Common stock received by such stockholder in the merger agreement (see Note 7) or alternatively, claiming damages of $2,500,000. The Company has demanded a complaint which has not yet been served. The Company believes that such stockholder's claims is without merit, and that the Company has counterclaims against such stockholder.

NOTE 5 - CAPITAL TRANSACTIONS

     The 1990 Stock Option Plan (the "Plan") provides for the granting of either stock options intended to qualify as "incentive stock options" under the Internal Revenue Code or "non-statutory stock options" for up to an aggregate of 500,000 shares of common stock. Options may be granted for terms of up to ten years and are exercisable as determined by the Board of Directors. The option price under the Plan must be no less than the fair market value of the shares on date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

     At May 31, 1990, options to purchase an aggregate of 50,000 shares of common stock were granted to an officer of the Company at an exercise price of $.50 per share (subsequently increased to $1.50 per share), 30,000 of which are exercisable ratably over a three year period commencing September 30, 1991 and the balance over a five year period commencing September 30, 1991. Effective June 15, 1994, this officer resigned as an officer of the

Company but remained a director of the Company. At that time, the Board vested the remaining 8,000 options which would have otherwise vested on September 30, 1994. On July 27, 1990 the Company granted options to purchase 20,000 shares, at $1.50 per share, to each of two directors of the Company, exercisable ratably over a five year period commencing September 30, 1991. Neither of these persons was a director of the Company at May 31, 1994 and these options expired prior to May 31, 1994.

     In July 1991, the Company granted options to purchase an aggregate of 217,000 shares at $1.62 per share to a consultant, who is also a shareholder of the Company. These shares vested one-third initially and then one-third annually the following two years thereafter. This consultant is now the President and a director of the Company.

     No options have been exercised under the Plan as of May 31, 1996.

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value method for accounting for stock-based compensation plans which requires either recognition or pro forma disclosure. The Company expects to adopt the employee stock-based compensation provisions of SFAS 123 by disclosing the pro forma net income
(loss) and pro forma net income (loss) per share amounts assuming the fair value method as of June 1, 1996. Accordingly, the adoption of SFAS 123 will not impact the Company's consolidated results of operations, financial position or cash flows. Stock arrangements with non-employees, if applicable, will be recorded at fair value.

     During the year ended May 31, 1996, the Company sold 200,000 shares of its common stock for $325,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

     A director of the Company was a shareholder in corporations owning two rural service area cellular telephone licensees for which consulting work was performed. All work performed by the Company was billed in accordance with the Company's stated rates for such services. Fees relating to these services of $115,000 and $90,000 in 1992 and 1991, respectively, are included in the consolidated statements of operations.

NOTE 7 - SUBSEQUENT EVENTS

     On June 11, 1996, the Company's wholly-owned subsidiary, Prime Cellular Acquisition Corp. (the "Subsidiary"), consummated a merger with Bern Associates, Inc. ("Bern"). Bern designs, installs, maintains, services and supports computer systems to enable regional telephone companies to provide Internet access to their subscribers. Bern was merged with and into the Subsidiary and all of the outstanding shares of common stock of Bern were converted into an aggregate of 4,100,000 shares of common stock of the Company. This transaction is being accounted for as a reverse acquisition whereby Bern is the acquirer for accounting purposes. In addition, on May 15, 1996, in anticipation of the Merger, Prime and Bern entered into a revolving credit note in the amount of $1,000,000. The note is due on demand and bears interest at the prime rate. At May 31, 1996, Prime advanced Bern $500,000 with interest at

8%. In connection with the merger, the Company is investigating possible breaches of certain representations and warranties of the Bern stockholders in connection with the merger and otherwise. In the event the Company concludes that such breaches have occurred the Company may seek to reduce the consideration paid in the merger or pursue other remedies available to it, including an action for damages, rescission of other equitable relief.