Form 10-K/A
period 1996-05-31
PRIME CELLULAR INC
filed 1996-09-30
CIK 864890

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   Form 10-K/A

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

               Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of voting stock of the Registrant held by non-affiliates at August 31, 1996 was approximately $8,107,002 based on the average of the bid and ask prices as reported by the OTC Bulletin Board of $_______. As of August 31, 1996, 8,400,000 shares of the Registrant's common stock were outstanding.

                    Documents incorporated by reference: NONE

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART III

Item 10 Directors and Executive Officers of the Registrant................    3

Item 11 Executive Compensation ...........................................    4

Item 12 Security Ownership of Certain Beneficial Owners and Management....    6

Item 13 Certain Relationships and Related Transactions....................    8

                                    PART III


Item 10.  Directors, Executive Officers, Promoters and Control Persons.

     The directors, executive officers, promoters and control persons of the Company are as follows:

Name                   Age            Position
- ----                   ---            --------

Joseph K. Pagano        50    Director, President & Chief Financial Officer
                              (principal executive officer & principal financial officer)

Frederick R. Adler      70    Director

Rafael Collado          42    Director

L. Mark Newman          55    Director

Michael Islek           34    Director

     Joseph K. Pagano has served as President of the Company since June 1994 and as a consultant and director since 1991. For more than the past five years, Mr. Pagano has also been active as a private investor.

     Frederick R. Adler has been a director of the Company since May 8, 1996. During the last five years, Mr. Adler's principal occupations have included being the managing director of Adler & Company, a venture capital management firm organized in 1968, and the general partner of its related investment funds. Mr. Adler is also a general partner of Adler and Tolkowsky Management Associates, L.P., which is the managing general partner of Athena Venture Partners L.P., and a general partner of Euro-America-I L.P., both to which are venture capital partnerships. Since January 1, 1991, Mr. Adler has been a retiring senior partner of the law firm of Fulbright & Jaworski L.L.P., at which firm he was a senior partner from January 1, 1989 until December 31, 1990. Mr. Adler is also Chairman of the Executive Committee and a director of Data General Corporation (a computer company) and Life Technologies, Inc. (a supplier of genetic and other life science research and production materials), and a director of Micro Linear Corporation (an integrated circuit manufacturer) and various private companies. Since 1977, Mr. Adler has been a trustee of Teachers' Insurance & Annuity Association.

     Rafael Collado first became associated with the Company on June 11, 1996 when he became a director of the Company and President and Chief Executive Officer of the Company's wholly-owned subsidiary, Bern Communications Inc. (the "Subsidiary"). Prior to joining the Company, Mr. Collado served as director, shareholder, Chairman of the Board and Chief Executive Officer of Bern Associates, Inc. ("Bern") since its inception in February of 1995. From July 1991 until May 1994, Mr. Collado served in the capacity of Product Vice President at Fastcomm, a software and communications company. In the interim between his association with Fastcomm and Bern Associates, Inc., Mr. Collado founded and served as director of KIPU, a communications consulting entity.

     L. Mark Newman became a director of the Company on June 11, 1996 following the acquisition of Bern by the Subsidiary. During the past five (5) years, Mr. Newman, either individually or by affiliation, has been involved as a private investor.

     Michael Islek, Vice President of the Subsidiary, became a director of the Company on June 11, 1996. Mr. Islek has been the chief executive officer of Forward Technologies, Inc., a company providing turn-key software solutions.

     Directors are elected annually by the stockholders. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     During the fiscal year ended May 31, 1996, the Board of Directors held 2 meetings.


Item 11.  Executive Compensation

     The following table sets forth all cash compensation paid or to be paid by the Company or the Subsidiary as well as certain other compensation paid or accrued during the fiscal years indicated to the President of the Company which individual was the only executive officers of the Company for such period:

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                       Principal         Fiscal        ---------------------    Long-Term and Other
Name                   Position           Year         Salary($)    Bonus($)    Compensation
- ----                   --------           ----         ---------    --------    ------------

Joseph K. Pagano       President          1996          $75,000       $ 0       Incentive Stock
                       (Company)          1995          $75,000       $ 0       Options(2)
                       and CFO(1)         1994          $75,000       $ 0

- ----------
(1) Mr. Pagano, who was elected President of the Company on June 15, 1994, does not receive a salary for serving as President or CFO of the Company. Mr. Pagano does, however, receive a consulting fee of $75,000 per annum and reimbursement of documented expenses incurred on behalf of the Company in connection with his position as a consultant to the Company. See "Item 13. Certain Relationships and Related Transactions"

(2) The Company granted Mr. Pagano an incentive stock option to purchase 217,000 shares in substitution for an existing option of the Common Stock of the Company at $1.625 per share, which option became immediately exercisable the date of grant. See "Item 13. Certain Relationships and Related Transactions."


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
====================================================================================================================================
                     Number of        Percent        Exercise or       Expiration         Potential Realizable            Market
                     Securities       of Total       Base Price           Date              Value at Assumed              Price
                     Underlying       Options/                                              Annual Rates of
                      Option/           SARs                                                  Stock Price
                        SARs          Granted                                       --------------------------------
      Name            Granted                                                         0%($)       5%($)       10%($)
- ------------------------------------------------------------------------------------------------------------------------------------
Joseph K.              217,000          100%        $1.625/share     May 14, 2001   $81,375     $201,376     $346,336   $2.00/share
Pagano
- ------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================


                AGGREGATED OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

                       Number of Securities              Value of Unexercised
                      Underlying Unexercised             In-the-Money Options
                      Options at May 31, 1996             at May 31, 1996 (1)
                   ----------------------------     ----------------------------
Name               Exercisable    Unexercisable     Exercisable    Unexercisable
- ----               -----------    -------------     -----------    -------------

Joseph K.          217,000 (2)         -0-           1,817,375         -0-
Pagano
- ----------
(1) Options are "in-the-money" if the fair market value of a share of Common Stock exceeds the exercise prices of such options. At May 31, 1996, the closing bid price per share of the Common Stock as reported by the OTC Bulletin Board was $10.00. All options were "in-the-money" at May 31, 1996.

(2) Incentive stock options granted by the board of directors as of May 14, 1996, under the Company's 1990 Stock Option Plan, which options became immediately vested and exercisable from the date of grant and expire five (5) years after the date of grant.


                            COMPENSATION OF DIRECTORS

     Directors receive no cash compensation for serving on the Board or for attending Board or Committee, if any, meetings. However, non-employee directors are eligible to be granted non-statutory stock options under the Company's 1990 Stock Option Plan. Nonstatutory stock options may be granted for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine.


                              EMPLOYMENT CONTRACTS

     Messrs. Collado and Islek are employed under employment agreements, dated August 1, 1995, with Bern, which expire in July 1998. The agreements are automatically extended for successive one (1) year periods unless sooner terminated upon sixty (60) days written notice by either party. Under such agreements, each of Messrs. Collado and Islek receive base compensation at the annual rate of $140,000. The employment agreements also provide that each employee is entitled to four weeks paid vacation and provides for non-disclosure by such employee, during his employment term and, thereafter, of information deemed by the Company to be confidential and for non-competition with the Company in the continental United States for two (2) years following the date of termination of his employment term.

     Each of James B. Fleming, Milton A. Gilbert and Samuel A. Rozzi, all former directors of the Company, agreed to resign as directors of the Company, effective upon the consummation of the merger of Bern with and into the Subsidiary.


                     ADDITIONAL INFORMATION WITH RESPECT TO
           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
                            IN COMPENSATION DECISIONS

     There is no separate compensation or similar committee. Mr. Pagano and Mr. Collado, who are the principal executive officer of the Company and the President of the Subsidiary, respectively, are members of the Board of Directors which performs equivalent functions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of August 31, 1996 (except as otherwise noted in the footnotes), regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "Commission")) of the Company's Common Stock of (i) each person or group (as defined by the Commission) known by the Company to own beneficially more than five percent of o outstanding the Company's Common Stock; (ii) each director of the Company; (iii) the executive officer named in the Summary Compensation Table (see "Item 11 - Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

=======================================================================================
Name and Address of                 Amount and Nature of        Percentage of Common
Beneficial Owner                    Beneficial Ownership        Stock
- ---------------------------------------------------------------------------------------
Frederick R. Adler                    400,000                    6%
1520 S. Ocean Blvd.
Palm Beach, FL  33480
- ---------------------------------------------------------------------------------------
Joseph K. Pagano                    1,422,700(1)                17%
P.O. Box 7785
Aspen, CO  81612
- ---------------------------------------------------------------------------------------
Samuel A. Rozzi                       450,580(2)                 5%
Corporate National Realty
7600 Jericho Turnpike
Woodbury, NY  11797
- ---------------------------------------------------------------------------------------
D.H. Blair Investment               1,116,859(3)                13%
Banking Corp.
44 Wall Street
New York, NY  10005
- ---------------------------------------------------------------------------------------
D.H.Blair Holdings, Inc.            1,116,859(3)                13%
44 Wall Street
New York, NY  10005
- ---------------------------------------------------------------------------------------
J. Morton Davis                     1,122,859(3)(4)             13%
44 Wall Street
New York, NY  10005
- ---------------------------------------------------------------------------------------
Ralph Collado                         543,250(5)(6)              6%
- ---------------------------------------------------------------------------------------
Michael Islek                         635,500(5)(6)              8%
- ---------------------------------------------------------------------------------------
Atalanta Selection Fund #6,           346,000(5)(6)(8)           4%
Limited Partnership
- ---------------------------------------------------------------------------------------
Ellen Kirschenbaum                    553,500(5)(6)              7%
- ---------------------------------------------------------------------------------------
William Josuva                        635,500(5)(6)              8%
- ---------------------------------------------------------------------------------------
Suhail Nanji                          635,500(5)(6)              8%
- ---------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------
Neil Levine                           451,000(5)(6)              5%
- ---------------------------------------------------------------------------------------
All directors and officers as       3,457,450(9)                41%
a group (5 persons)
=======================================================================================


(1) Includes (a) 217,000 shares which may be acquired by Mr. Pagano upon the exercise of an option, (b) 300,000 shares owned by Mr. Rozzi which Mr. Pagano has the right to vote pursuant to proxy and (c) 50,000 shares owned by one individual which Mr. Pagano has the right to vote pursuant to a proxy.

(2) Mr. Rozzi has granted to Mr. Joseph K. Pagano a proxy to vote 300,000 of these shares.

(3) The information with respect to D.H. Blair Investment Banking Corp. ("Blair Investment"), D.H. Blair Holdings, Inc. ("Blair") and J. Morton Davis is based upon Amendment No. 6, dated August 2, 1995, to the Schedule 13D, dated January 31, 1992, filed by such persons with the SEC. The Schedule 13D states that Blair Investment and Blair share voting and investment power over 1,116,859 shares, and Mr. Davis has sole voting and investment power over such 1,116,859.

(4) Includes 6,000 shares owned by Mr. Davis' wife. Mr. Davis disclaims beneficial ownership of the 6,000 shares owned by his wife.

(5) Represents shares granted to the named individual or entity as consideration (the "Merger Consideration") under the Agreement of Merger, dated May 14, 1996, whereby the Subsidiary acquired, by merger, Bern. All such shares are held in escrow pursuant to an excrow agreement, dated as of June 11, 1996.

(6) In connection with the merger, the Company and certain shareholders of Bern have been negotiating a settlement of claims by the Company for breaches of representations and warranties, including without limitation a reduction in the amount of the Merger Consideration received by such shareholders.

(7) L. Mark Newman, a director of the Company, has a controlling interest in the limited partnership.

(8) Includes 100,000 shares granted by the Company in addition to the Merger Consideration pursuant to the May 14, 1996 board meeting.

(9) Includes an aggregate of 267,500 shares which may be acquired within 60 days upon the exercise of options and 50,000 shares owned by one individual which Mr. Pagano has the right to vote pursuant to a proxy.

(10) Includes 346,000 shares held by an affiliate of L. Mark Newman, a director of the Company.

Item 13.  Certain Relationships and Related Transactions

     The law firm of Fulbright & Jaworski L.L.P. performed legal services for the Company during the Company's past and present fiscal years. Frederick R. Adler is a retiring senior partner in the firm of Fulbright & Jaworski L.L.P.

     In July 1991, the Company entered into a Consulting Agreement with Joseph
K. Pagano, effective through July 2, 1993, which has been renewed annually the last four years through July 2, 1997, pursuant to which Mr. Pagano has been retained by the subsidiary to assist the company and the subsidiary in finding a business to acquire and to advise the Company and the subsidiary in the investment of their funds pending such acquisition. The consulting Agreement initially provided for a monthly consulting fee and non-accountable expense allowance of $6,250 in the aggregate. In May 1992, the consulting Agreement was amended to provide for a monthly consulting fee of $6,250 and reimbursement of documented expenses incurred on behalf of the Company and approved by an officer of the Company. The consulting agreement also provides for Mr. Pagano to participate in employee benefit plans and receive fringe benefits generally provided to the Company's senior management and permits the payment to Mr. Pagano of bonuses within the discretion of the Board. Mr. Pagano was elected President and a director of the Company on June 15, 1994.

     On May 14, 1996, the board of directors of the Company terminated the Non-Qualified Stock Option Agreement, dated July 2, 1991, granted to Mr. Pagano in connection with his Consulting Agreement and, in lieu thereof, granted Mr. Pagano incentive stock options to purchase up to 217,000 shares of the Company's Common Stock, at a purchase price of $1.625 per shares, which options to purchase shares of Common Stock were immediately exercisable.

     In May 1996, the Company sold for a purchase price at $1.625, 100,000 shares of the Common Stock of the Company to each of Messrs. Adler and Newman.

     In June 1996, the Subsidiary acquired, by merger, Bern whereby the former shareholders of Bern received in exchange for each share held by them in such company 10,250 shares of the Common Stock of the Company. (See "Item 12 - Security Ownership of Certain Beneficial Owners and Management"). In connection with the merger, the Company is investigating possible breaches of certain representations and warranties of the Bern stockholders in connection with the merger and otherwise. In the event the Company concludes that such breaches have occurred the Company may seek to reduce the consideration paid in the merger or pursue other remedies available to it, including an action for damages, rescission or other equitable relief. (See "Item 12 - Security Ownership of Certain Beneficial Owners and Management").


                Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based upon on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 1995 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRIME CELLULAR, INC.


September 28, 1996                      By:  /s/  Joseph K. Pagano
                                             -----------------------
                                                  Joseph K. Pagano
                                                  President