Form 10-Q
period 1996-08-31
PRIME CELLULAR INC
filed 1996-10-21
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    Form 10-Q

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period of _________________to ______________

                         Commission file number: 0-18700

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

                  Yes       X       No

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan conformed by a court.

                  Yes               No


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 18, 1996 the registrant had 8,667,000 shares outstanding of its Common Stock, $.01 par value.

                              PRIME CELLULAR, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                                                            Page

PART I. FINANCIAL INFORMATION..............................................   3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at August 31, 1996
           (unaudited) and May 31, 1996 (audited)..........................   3

         Consolidated Statements of Operations (unaudited) for the
           three months ended August 31, 1996 and August 31, 1995..........   4

         Consolidated Statements of Cash Flows (unaudited) for
           the three months ended August 31, 1996 and August 31, 1995......   5

         Notes to Consolidated Financial Statements........................   6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................   7


PART II.  OTHER INFORMATION................................................   9

SIGNATURES.................................................................   9

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              PRIME CELLULAR, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                August 31, 1996    May 31, 1996
                                                ---------------    ------------
                                                  (unaudited)

ASSETS

Current Assets:

    Cash and Cash Equivalents                      $6,245,498        $184,684

    Accounts Receivables                              270,413         294,196

    Inventory                                         216,465         268,707

    Notes and Other Receivables                        44,603          11,136
                                                   ----------        --------

       Total Current Assets                         6,776,979         758,723

Property and Equipment                                174,703         119,153

Other Assets                                            3,000           3,432
                                                   ----------        --------

TOTAL                                              $6,954,682        $881,308
                                                   ==========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:

    Accounts Payable and Accrued Expenses            $745,665        $615,025

    Deferred Revenue                                  225,135               -

    Note Payable                                            -         500,000

    Due to Officers                                    40,340          76,561
                                                   ----------      ----------

       Total Current Liabilities                    1,011,140       1,191,586
                                                   ----------      ----------

Stockholders' Equity (Deficit):

    Common Stock                                       84,500          43,000

    Additional Paid-In Capital                      6,422,025         (10,736)

    Accumulated Deficit                              (562,983)       (342,542)
                                                    ---------

       Total Stockholders' Equity (Deficit)         5,943,542        (310,278)
                                                   ----------      ----------

TOTAL                                              $6,954,682        $881,308
                                                   ==========        ========

           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the three months ended
                                            --------------------------
                                      August 31, 1996           August 31, 1995
                                      ---------------           ----------------
Revenues:
         Equipment                         $176,478                $109,304
         Service                             84,891                   -
                                           --------                --------
                  Total Revenues            261,369                 109,304
                                           --------                --------
Cost of Revenues:
         Equipment                           47,725                  69,727
         Service                             76,445                    -
                                           --------                --------

           Total Cost of Revenues           124,170                  69,727
                                           --------                --------

Gross Profit                                137,199                  39,577

Selling, General and Administrative         431,211                  62,968
                                           --------                --------

Loss From Operations                      (294,012)                (23,391)
                                           --------                --------

Other Income (Expenses)
Dividend and Interest Income                 74,116                     229
Interest Expense                              (545)                     -
                                           --------                --------

         Total Other Income                  73,571                     229
                                           --------                --------

Net Loss                                 $(220,441)               $(23,162)
                                          =========                ========

Loss Per Share of Common Stock               $(.03)               $   (.01)
                                          =========                ========

Weighted Average Common Shares            8,450,000               4,300,000
         Outstanding                      =========                ========









           See accompanying notes to consolidated financial statements


                                                        PRIME CELLULAR, INC.

                                               CONSOLIDATED STATEMENTS OF CASH  FLOWS

                                                                                         For the three months ended
                                                                                         --------------------------

                                                                                   August 31, 1996        August 31, 1995
                                                                                   ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                            $(220,441)               $ (23,162)
                                                                                    ---------                ----------
Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
Depreciation and amortization                                                           7,810                     --

Changes in operating assets and liabilities:
      Accounts receivable                                                              23,783                     --

      Inventory                                                                        52,242                 (845,725)

      Prepaid expenses and other receivables                                          (33,467)                  10,550

      Due from officers                                                                  --                     12,151

      Other assets                                                                        432                   (4,831)

      Deferred revenue                                                                225,135                     --

      Accounts payable and accrued expenses                                           130,640                  850,441
                                                                                    ---------                ----------
         Total adjustments                                                            406,575                   22,586
                                                                                    ---------                ----------
         Net Cash provided by (used in) Operating Activities                          186,134                     (576)
                                                                                    ---------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                               (63,360)                  (3,360)
                                                                                    ---------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                            75,000                     --

     Net cash acquired from sale of stock (Note 1)                                  5,899,261

     Repayment of amounts due to officers                                             (36,221)                    --
                                                                                    ---------                ----------
         Net Cash provided by Financing Activities                                  5,938,040                     --
                                                                                    ---------                ----------
Net Increase (Decrease) in Cash and Cash Equivalents                                6,060,814                   (3,936)

Cash and Cash Equivalents - Beginning of Period                                       184,684                   11,324
                                                                                    ---------                ----------
Cash and Cash Equivalents - End of Period                                          $6,245,498                $   7,388
                                                                                    ==========               ==========



           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. On June 11, 1996, Bern Associates, Inc. ("Associates") entered into a merger agreement with Prime Cellular, Inc. ("Prime"). Under the agreement, all of the outstanding shares of Associate's common stock were exchanged for 4,100,000 shares of Prime. Associates merged into a subsidiary of Prime, which was formed to complete the merger, and simultaneously the subsidiary changed its name to Bern Communications, Inc. ("Bern"). This transaction is being accounted for as a reverse acquisition whereby Bern is the acquirer for accounting purposes.

     In connection with the merger, Prime is investigating possible breaches of certain representations and warranties of former stockholders of Associates in connection with the merger and otherwise. In the event Prime concludes that such breaches have occurred, Prime may seek to reduce the consideration paid in the merger or pursue other remedies available to it including an action for damages, rescission or equitable relief.

     In July 1996, a stockholder, who is a former officer of Bern, attempted to serve a summons on Prime seeking the release of the shares received by the stockholder upon the merger of Bern with Prime, or alternatively, claiming damages of $2,500,000. Prime has demanded a complaint which has not yet been served. Prime's management believes the claims lack merit and that Prime has counterclaims against the former officer.

     The accompanying unaudited consolidated financial statements of Prime and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended August 31, 1996 are not necessarily indicative of the results that will be obtained for the fiscal year ending May 31, 1997. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K for the year ended May 31, 1996 and the Company's report on Form 8K and 8-K/A filed in June 11, 1996 and August 26, 1996, respectively.

     The Company sells computer equipment and provides services to telephone companies providing internet services throughout the United States.


     The unaudited pro forma results of operations which follow assume that the acquisition occurred at June 1, 1995.


Three Months ended August 31, 1995
--------------------------------------------------------------------------------
Revenues                                                             $109,304
Net Loss                                                            $  (7,352)
--------------------------------------------------------------------------------
Loss per share of
  common stock                                                      $     --
================================================================================

The pro forma information presented is for information purposes only and does not purport to be indicative of the results which would actually have been obtained if the combination had been in effect for the period indicated.

ITEM 2

     Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

     On June 11, 1996, Bern Associates, Inc. ("Associates") entered into a merger agreement with Prime Cellular Inc. (Prime"). Under the agreement, all of the outstanding shares of Associate's common stock were exchanged for 4,100,000 shares of Prime. Associates merged into a subsidiary of Prime, which was formed to complete the merger, and simultaneously the subsidiary changed its name to Bern Communications, Inc. ("Bern"). This transaction is being accounted for as a reverse acquisition whereby Bern is the acquirer for accounting purposes.

     In connection with the merger, Prime is investigating possible breaches of certain representations and warranties of former stockholders of Associates in connection with the merger and otherwise. In the event Prime concludes that such breaches have occurred, Prime may seek to reduce the consideration paid in the merger or pursue other remedies available to it including an action for damages, rescission or equitable relief.

     Bern provides software, equipment and services necessary to enable local telephone companies to become Internet "providers" and provides support and assistance to such companies and their Internet- user customers.



     THREE MONTHS ENDED AUGUST 31, 1996 VS. 1995

     Revenues increased to $261,369 for the three months ended August 31, 1996 from $109,304 for the three months ended August 31, 1995. The increase was due to the Company adding help desk, network management or other internet services after the three months ended August 31, 1995 and to an increase in revenue from equipment sales. Equipment revenue was increased as a result of the Company devoting substantially greater resources to these sales as compared to the comparable period in 1995. The loss from operations for the three months ended August 31, 1996 increased to ($294,012) from ($23,391) for the three months ended August 31, 1995. The increased loss was due primarily to expenses (which expenses are included in selling, general and administrative expenses) incurred to increase equipment sales and revenues from services. Interest income increased as a result of acquiring significant cash from the merged company.


Liquidity and Capital Resources

     At August 31, 1996 the Company had approximately $6,245,000 in cash and cash equivalents and had working capital of approximately $5,766,000.

     Net cash provided by operating activities aggregated $186,134 for the three month period ended August 31, 1996 compared with net cash used of $576 for the prior year's comparable period. The increase in cash provided by operating activities was attributable to increases in deferred revenue and accounts payable offset by the increased loss from operations.

     Net cash used in investing activities aggregated $63,360 for the three months ended August 31, 1996, compared with net cash used of $3,360 for the prior year comparable period. The increase in cash usage was attributable to increases in purchases of property and equipment.

     Cash flows from financing activities aggregated $5,938,040 for the three month period ended August 31, 1996 compared with none for the prior year comparable. The increase was as a result of the Merger between Bern and Prime.

     Management believes that the Company has sufficient resources to provide for operations for the next twelve months.


Inflation

     Inflation has not historically had a material impact on the Company's operations.


Seasonality

     The operations of the Company are not considered to be seasonal.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          The Company filed one report on Form 8-K dated June 11, 1996, as supplemented by that amendment on Form 8-K/A dated August 26, 1996.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PRIME CELLULAR, INC.


October 21, 1996                                By:/s/Joseph K. Pagano
                                                   ------------------------
                                                   Joseph K. Pagano, President