Form 10-Q/A
period 1996-08-31
PRIME CELLULAR INC
filed 1997-01-15
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q


(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to______________

                         Commission file number 0-18700

                              PRIME CELLULAR, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                        13-3570672
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

100 First Stamford Place, Stamford, Connecticut 06902
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (203) 327-3620


________________________________________________________________________________

              Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 13, 1996, there were 8,667,000 shares outstanding of the Registrant's common stock, $.01 par value per share.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 27. Financial Data Schedule.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 19, 1996


                                                     PRIME CELLULAR, INC.
                                                     (Registrant)


                                                     By:/s/ Joseph K.Pagano
                                                        ----------------------
                                                     Joseph K. Pagano, President
                                                     (Duly Authorized Officer)