Form 10-Q
period 1996-11-30
PRIME CELLULAR INC
filed 1997-01-21
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

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

           Yes  X       No
              ----         ----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan conformed by a court.

           Yes          No
              ----         ----

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 21, 1997 the registrant had 5,936,187 shares outstanding of its Common Stock, $.01 par value.

                              PRIME CELLULAR, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION .............................................    3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at November 30, 1996
           (unaudited) and May 31, 1996 (audited) .........................    3

         Consolidated Statements of Operations (unaudited) for the
           three months ended November 30, 1996 and November 30, 1995 .....    4

         Consolidated Statements of Operations (unaudited) for the
           six months ended November 30, 1996 and November 30, 1995 .......    5

         Consolidated Statements of Cash Flows (unaudited) for
           the six months ended November 30, 1996 and November 30, 1995 ...    6

         Notes to Consolidated Financial Statements .......................    7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................    8


PART II.  OTHER INFORMATION ...............................................    9

SIGNATURES ................................................................    9

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              PRIME CELLULAR, INC.
                           CONSOLIDATED BALANCE SHEETS


                                           November 30, 1996   May 31, 1996
                                           -----------------   ------------
                                             (unaudited)

ASSETS

Current Assets:

    Cash and Cash Equivalents                 $ 6,078,707    $   184,684

    Accounts Receivables                          145,325        294,196

    Inventory                                     151,560        268,707

    Notes and Other Receivables                    39,072         11,136
                                              -----------    -----------

       Total Current Assets                     6,414,664        758,723

Property and Equipment                            183,643        119,153

Other Assets                                        3,000          3,432
                                              -----------    -----------

TOTAL                                         $ 6,601,307    $   881,308
                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:

    Accounts Payable and Accrued Expenses     $   739,102    $   615,025

    Deferred Revenue                              162,636             --

    Note Payable                                       --        500,000

    Due to Officers                                14,090         76,561
                                              -----------    -----------

       Total Current Liabilities                  915,828      1,191,586
                                              -----------    -----------

Stockholders' Equity (Deficit):

    Common Stock                                   59,362         43,000

    Additional Paid-In Capital                  6,447,163        (10,736)

    Accumulated Deficit                          (821,046)      (342,542)
                                              -----------    -----------

       Total Stockholders' Equity (Deficit)     5,685,479       (310,278)
                                              -----------    -----------

TOTAL                                         $ 6,601,307    $   881,308
                                              ===========    ===========

           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the three months ended
                                               --------------------------
                                         November 30, 1996  November 30, 1995
                                         ----------------   -----------------
Revenues:

    Equipment                               $ 445,644        $ 968,507

    Service                                   138,078          197,203
                                            ---------        ---------
       Total Revenues                         583,722        1,165,710
                                            ---------        ---------

Cost of Revenues:

    Equipment                                 265,797          866,019
    Service                                    57,502          183,175
                                            ---------        ---------
       Total Cost of Revenues                 323,299        1,049,194
                                            ---------        ---------

Gross Profit                                  260,423         116,516

Selling, General and Administrative           591,287         174,671
                                            ---------        ---------
Loss From Operations                         (330,864)        (58,155)
                                            ---------        ---------
Other Income (Expenses)
Dividend and Interest Income                   74,611           1,844

Interest Expense                               (1,810)            (45)
                                            ---------        ---------
    Total Other Income                         72,801           1,799
                                            ---------        ---------
Net Loss                                    ($258,063)       $(56,356)
                                            =========        =========

Loss Per Share of Common Stock              $    (.04)    $      (.01)
                                            =========        =========

Weighted Average Common Shares              5,936,187       4,100,000
                                            =========        =========

           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the six months ended
                                                -----------------------
                                         November 30, 1996  November 30, 1995
                                         -----------------  -----------------
Revenues:

    Equipment                               $   622,122      $ 1,077,811

    Service                                     222,969          197,203
                                            -----------      -----------

       Total Revenues                           845,091        1,275,014
                                            -----------      -----------

Cost of Revenues:

    Equipment                                   313,522          935,746

    Service                                     133,947          183,175
                                            -----------      -----------

       Total Cost of Revenues                   447,469        1,118,921
                                            -----------      -----------
Gross Profit                                    397,622          156,093



Selling, General and Administrative           1,022,498          237,639
                                            -----------      -----------

Loss From Operations                           (624,879)         (81,546)
                                            -----------      -----------

Other Income (Expenses)
Dividend and Interest Income                    148,727            2,073

Interest Expense                                 (2,355)             (45)
                                            -----------      -----------

    Total Other Income                          146,372            2,028
                                            -----------      -----------
Net Loss                                    ($  478,504)     $   (79,518)
                                            ===========      ===========

Loss Per Share of Common Stock              $     (.08)      $      (.02)
                                            ===========      ===========

Weighted Average Common Shares
    Outstanding                               5,849,510        4,100,000
                                            ===========      ===========

           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the six months ended
                                                                                  ------------------------
                                                                                November 30,    November 30,
                                                                                    1996            1995
                                                                                ----------------------------
                                                                                (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                         $  (478,504)   $   (79,518)
                                                                                 -----------    -----------
Adjustments to reconcile  net loss to net cash  provided by
 (used in)  operating  activities:

Depreciation and amortization                                                         16,462             --

Changes in operating assets and liabilities:

         Accounts receivable                                                         148,871        (22,460)

         Inventory                                                                   117,147       (209,144)

         Prepaid expenses and other receivables                                      (27,936)        10,550

         Due from officers                                                                --         74,390

         Other assets                                                                    432             --

         Deferred revenue                                                            162,636         (3,390)

         Accounts payable and accrued expenses                                       124,077        228,350
                                                                                 -----------    -----------

                           Total adjustments                                         541,689         78,296
                                                                                 -----------    -----------

                           Net Cash provided by (used in) Operating Activities        63,185         (1,222)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                                            (80,952)       (24,017)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from issuance of common stock                                         75,000         22,260

       Net cash acquired from sale of stock (Note 1)                               5,899,261             --

       Repayment of amounts due to officers                                          (62,471)            --
                                                                                 -----------    -----------

                           Net Cash provided by Financing Activities               5,911,790         22,260
                                                                                 -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                               5,894,023         (2,979)

Cash and Cash Equivalents - Beginning of Period                                      184,684         11,324
                                                                                 -----------    -----------

Cash and Cash Equivalents - End of Period                                        $ 6,078,707          8,345
                                                                                 ===========    ===========

           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. On June 11, 1996, Bern Associates, Inc. ("Associates") merged with Prime Cellular, Inc. ("Prime") pursuant to that merger agreement dated May 14, 1996. By amendment dated as of June 11, 1996, Prime and a majority of the stockholders of Associates agreed to reduce the consideration paid in the merger as a result of which all of the outstanding shares of Associate's common stock were exchanged for 1,025,000 shares of Prime in lieu of 4,100,000 shares as initially provided. The amendment was entered into to settle claims relating to possible breaches of certain representations and warranties contained in the merger agreement. Following the merger of Associates into a subsidiary of Prime, which was formed to complete the merger, the subsidiary changed its name to Bern Communications, Inc. ("Bern"). The merger was accounted for as a reverse acquisition whereby Bern is the acquirer for accounting purposes.

     Following Prime's investigation of possible breaches of certain representations and warranties of former stockholders of Associates in connection with the merger and otherwise, Prime has brought an action against certain such former stockholders.

     The accompanying unaudited consolidated financial statements of Prime and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six months ended November 30, 1996 are not necessarily indicative of the results that will be obtained for the fiscal year ending May 31, 1997. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K for the year ended May 31, 1996 and the Company's report on Form 8K and 8-K/A filed in June 11, 1996 and August 26, 1996, respectively.

     For purposes of determining the loss per share of Common Stock, the Company calculated the weighted average of common shares outstanding, based upon the reductions in shares of Common Stock pursuant to the amendment dated as of June 11, 1996 to the merger agreement.

     The Company sells computer equipment and provides services to telephone companies providing internet services throughout the United States.


The unaudited pro forma results of operations which follow assume that the acquisition occurred at June 1, 1995.

Six Months ended November 30, 1995
--------------------------------------------------------------------------------
Revenues                                                         $ 1,275,014
Net Loss                                                         $   (43,319)
--------------------------------------------------------------------------------
Loss per share of
  common stock                                                   $      -
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

ITEM 2

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations



Results of Operations

     On June 11, 1996, Bern Associates, Inc. ("Associates") merged with Prime Cellular, Inc. ("Prime") pursuant to that merger agreement dated May 14, 1996. By amendment dated as of June 11, 1996, Prime and a majority of the stockholders of Associates agreed to reduce the consideration paid in the merger as a result of which all of the outstanding shares of Associate's common stock were exchanged for 1,025,000 shares of Prime in lieu of 4,100,000 shares as initially provided. The amendment was entered into to settle claims relating to possible breaches of certain representations and warranties contained in the merger agreement. Following the merger of Associates into a subsidiary of Prime, which was formed to complete the merger, the subsidiary changed its name to Bern Communications, Inc. ("Bern"). The merger was accounted for as a reverse acquisition whereby Bern is the acquirer for accounting purposes.

     Bern provides software, equipment and services necessary to enable local telephone companies to become Internet "providers" and provides support and assistance to such companies and their Internet-user customers.


     THREE AND SIX MONTHS ENDED NOVEMBER 30, 1996 VS. 1995

     Revenue decreased to $583,722 and $845,091 for the three and six months ended November 30, 1996, respectively, as compared to $1,165,710 and $1,275,014 for the three and six months ended November 30, 1995, respectively. This decrease was due to a large equipment sale which occurred during the three months ended November 30, 1995 which was not duplicated for the quarter ended November 30, 1996.

     The increase in the net loss of $258,063 and $478,504 for the three and six months ended November 30, 1996, respectively, as compared to the loss of $56,356 and $79,518 for the three and six months ended November 30, 1995, respectively, resulted from the reduced revenue and increased selling, general and administrative expense for the three months ended November 30, 1996. Selling, general and administrative expenses increased due primarily due to expenses incurred to increase equipment sales and revenue from services. Interest income increased as a result of acquiring significant cash from the merged company, which occurred in June 1996.

Liquidity and Capital Resources

     At November 30, 1996 the Company had approximately $6,078,000 in cash and cash equivalent and had working capital of approximately $5,500,000.

     Net cash provided by operating activity aggregated $63,185 for the six months ended November 30, 1996 compared with net cash used of $1,222 for the prior year's comparable period. The increase in cash provided by operating activities was attributable to better management of accounts receivable and increases in deferred revenue and accounts payable offset by the increased loss from operations.

     Net cash used in investing activity aggregated $80,952 for the six months ended November 30, 1996 compared with $24,017 for the prior year's comparable period. The increase in cash usage was attributable to increases in purchase of property and equipment.

     Cash flow from financing activities aggregated $5,911,790 for the six months ended November 30, 1996 compared with $22,260 for the prior year's comparable period. The increase was due mainly as a result of the merger between Bern and Prime which occurred in June 1996.

Inflation

     Inflation has not historically had a material impact on the Company's operations.


Seasonality

     The operations of the Company are not considered to be seasonal.



                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibit 27. Financial Data Schedule.

     (a) Reports on Form 8-K

          None


                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRIME CELLULAR, INC.


January __, 1997                          /s/ Robert A. Reinhart
                                          ----------------------
                                          Robert A. Reinhart, Chief Financial
                                          Officer