Form 10-Q/A
period 1996-11-30
PRIME CELLULAR INC
filed 1997-02-25
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                   Form 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ______________

                         Commission file number: 0-18700

                              PRIME CELLULAR, INC.
             (exact name of Registrant as specified in its charter)

        Delaware                                                13-3570672

(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

 100 First Stamford Place, Stamford, Connecticut         06902
(Address of Principal Executive Office)                (Zip Code)

Registrant's telephone number, including area code (203)327-3620


          ____________________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.



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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 24, 1997 the registrant had 5,936,187 shares outstanding of its Common Stock, $.01 par value per share.

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

                                          PRIME CELLULAR, INC.



Dated: February 24, 1997

                                          /s/ Robert A. Reinhart
                                          ----------------------
                                          Robert A. Reinhart,
                                          Chief Financial Officer