Form 10-Q
period 1997-02-28
PRIME CELLULAR INC
filed 1997-04-21
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    Form 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

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

                  Yes       X       No ____

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan conformed by a court.

                  Yes   ____        No ____


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 7, 1997 the registrant had 5,936,187 shares outstanding of its Common Stock, $.01 par value.

                              PRIME CELLULAR, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION .............................................    3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at February 28, 1997
           (unaudited) and May 31, 1996 (audited) .........................    3

         Consolidated Statements of Operations (unaudited) for the
           three months ended February 28, 1997 and February 29, 1996 .....    4

         Consolidated Statements of Operations (unaudited) for the
           nine months ended February 28, 1997 and February 29, 1996 ......    5

         Consolidated Statements of Cash Flows (unaudited) for
           the nine months ended February 28, 1997 and February 29, 1996 ..    6

         Notes to Consolidated Financial Statements .......................    7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................    8


PART II.  OTHER INFORMATION ...............................................   10

SIGNATURES ................................................................

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              PRIME CELLULAR, INC.
                           CONSOLIDATED BALANCE SHEETS


                                              February 28, 1997     May 31, 1996
                                              -----------------     ------------
                                                (unaudited)

ASSETS

Current Assets:

    Cash and Cash Equivalents                    $ 5,772,916            184,684

    Accounts Receivables                             249,409            294,196

    Inventory                                           --              268,707

    Notes and Other Receivables                       82,279             11,136
                                                 -----------        -----------

       Total Current Assets                        6,104,604            758,723

Property and Equipment                               181,510            119,153

Other Assets                                           3,600              3,432
                                                 -----------        -----------

TOTAL                                            $ 6,289,714        $   881,308
                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:

    Accounts Payable and Accrued Expenses        $   595,340        $   615,025

    Deferred Revenue                                 100,137               --

    Note Payable                                        --              500,000

    Due to Officers                                     --               76,561
                                                 -----------        -----------

       Total Current Liabilities                     695,477          1,191,586
                                                 ===========        ===========

Stockholders' Equity (Deficit):

    Common Stock                                      59,362             43,000

    Additional Paid-In Capital                     6,447,163            (10,736)

    Accumulated Deficit                             (912,288)          (342,542)
                                                 -----------        -----------

       Total Stockholders' Equity (Deficit)        5,594,237           (310,278)
                                                 -----------        -----------

TOTAL                                            $ 6,289,714        $   881,308
                                                 ===========        ===========


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the three months ended
                                          --------------------------------------
                                          February 28, 1997    February 29, 1996
                                          -----------------    -----------------
Revenues:

    Equipment                                $   406,277          $   332,431

    Service                                      164,262              163,397
                                             -----------          -----------

       Total Revenues                            570,539              495,828
                                             -----------          -----------

Cost of Revenues:

    Equipment                                    258,228              309,356

    Service                                       60,523              153,076
                                             -----------          -----------

       Total Cost of Revenues                    318,751              462,432
                                             -----------          -----------

Gross Profit                                     251,788               33,396



Selling, General and Administrative              417,662              125,828
 Reclassified to Cost of Revenues                  --                (126,250)
                                             -----------          -----------
                                                 417,662                 (422)

Income (Loss) From Operations                   (165,874)              33,818
                                             -----------          -----------

Other Income (Expenses)
Dividend and Interest Income                      74,632                  102

Interest Expense                                    --                    (34)
                                             -----------          -----------

    Total Other Income (Expenses)                 74,632                   68
                                             -----------          -----------

Net Income (Loss)                            $   (91,242)         $    33,886
                                             ===========          ===========

Income (Loss) Per Share of Common Stock      $      (.02)                 .01
                                             ===========          ===========

Weighted Average Common Shares
    Outstanding                                5,936,187            4,100,000
                                             ===========          ===========









           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the nine months ended
                                          --------------------------------------
                                          February 28, 1997    February 29, 1996
                                          -----------------    -----------------
Revenues:

    Equipment                               $ 1,028,399          $ 1,410,242

    Service                                     387,231              360,600
                                            -----------          -----------

       Total Revenues                         1,415,630            1,770,842
                                            -----------          -----------

Cost of Revenues:

    Equipment                                   571,750            1,245,102

    Service                                     194,470              336,251
                                            -----------          -----------

       Total Cost of Revenues                   766,220            1,581,353
                                            -----------          -----------

Gross Profit                                    649,410              189,489



Selling, General and Administrative           1,440,160              363,467
 Reclassified to Cost of Revenue                 --                 (126,250)
                                            -----------          -----------
                                              1,440,160              237,217

Loss From Operations                           (790,750)             (47,728)
                                            -----------          -----------

Other Income (Expenses)
Dividend and Interest Income                    223,359                2,175

Interest Expense                                 (2,355)                 (79)
                                            -----------          -----------

    Total Other Income (Expenses)               221,004                2,096
                                            -----------          -----------

Net Loss                                    $  (569,746)         $   (45,632)
                                            ===========          ===========

Loss Per Share of Common Stock              $      (.10)         $      (.01)
                                            ===========          ===========

Weighted Average Common Shares
    Outstanding                               5,878,085            4,100,000
                                            ===========          ===========




           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the nine months ended
                                                                                 --------------------------
                                                                                 February 28,   February 29,
                                                                                     1997           1996
                                                                                 -----------    -----------
                                                                                 (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                         $  (569,746)   $   (45,632)
                                                                                 -----------    -----------

Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:                                                           25,189          4,849

Depreciation and amortization

Changes in operating assets and liabilities:

         Accounts receivable                                                          44,787       (171,664)

         Inventory                                                                   268,707       (355,750)

         Prepaid expenses and other receivables                                      (71,143)       (46,800)

         Due from officers                                                              --           84,125

         Other assets                                                                   (168)        (2,943)

         Deferred revenue                                                            100,137           --

         Accounts payable and accrued expenses                                       (19,685)       680,245
                                                                                 -----------    -----------

                           Total adjustments                                         347,824        192,062
                                                                                 -----------    -----------

                           Net Cash provided by (used in) Operating Activities      (221,922)       146,430
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                                            (87,546)      (111,522)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from issuance of common stock                                         75,000         22,260

       Net cash acquired from sale of stock (Note 1)                               5,899,261           --

       Repayment of amounts due to officers                                          (76,561)          --
                                                                                 -----------    -----------

                           Net Cash provided by Financing Activities               5,897,700         22,260
                                                                                 -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                               5,588,232         57,168

Cash and Cash Equivalents - Beginning of Period                                      184,684         11,324
                                                                                 -----------    -----------

Cash and Cash Equivalents - End of Period                                        $ 5,772,916    $    68,492
                                                                                 ===========    ===========



           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On June 11, 1996, Bern Associates, Inc. ("Associates") merged with Prime Cellular, Inc. ("Prime"). Pursuant to that merger agreement dated May 14, 1996. By amendment dated as of June 11, 1996, Prime and a majority of the stockholders of Associates agreed to reduce the consideration paid in the merger as a result of which all of the outstanding shares of Associate's common stock were exchanged for 1,025,000 shares of Prime in lieu of 4,100,000 shares as initially envisioned. The amendment resulted from allegations of possible breaches of certain representations and warranties of certain form stockholders of Associates in connection with the merger. Following the merger of Associates into a subsidiary of Prime, which was formed to complete the merger, the subsidiary changed its name to Bern Communications, Inc. ("Bern"). The merger was accounted for as a reverse acquisition whereby Bern is the acquirer for accounting purposes.

     The accompanying unaudited consolidated financial statements of Prime and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended February 28, 1997 are not necessarily indicative of the results that will be obtained for the fiscal year ending May 31, 1997. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K for the year ended May 31, 1996 and the Company's report on Form 8K and 8-K/A filed in June 11, 1996 and August 26, 1996, respectively.

     The Company sells computer equipment and provides services to telephone companies providing internet services throughout the United States.


The unaudited pro forma results of operations which follow assume that the acquisition occurred at June 1, 1995.


Nine Months ended February 29, 1996
--------------------------------------------------------------------------------

Revenues                                                              $1,770,842
Net Income                                                            $      530
--------------------------------------------------------------------------------
Income per share of common stock                                      $       --
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

ITEM 2

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations



Results of Operations

     On June 11, 1996, Bern Associates, Inc. ("Associates") merged with Prime Cellular, Inc. ("Prime"). Pursuant to that merger agreement dated May 14, 1996. By amendment dated as of June 11, 1996, Prime and a majority of the stockholders of Associates agreed to reduce the consideration paid in the merger as a result of which all of the outstanding shares of Associate's common stock were exchanged for 1,025,000 shares of Prime in lieu of 4,100,000 shares as initially envisioned. The amendment resulted from allegations of possible breaches of certain representations and warranties of certain former stockholders of Associates in connection with the merger. Following the merger of Associates into a subsidiary of Prime, which was formed to complete the merger, the subsidiary changed its name to Bern Communications, Inc. ("Bern"). The merger was accounted for as a reverse acquisition whereby Bern is the acquirer for accounting purposes.

     Bern provides software, equipment and services necessary to enable local telephone companies to become Internet "providers" and provides support and assistance to such companies and their Internet-user customers.



     THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997 VS. FEBRUARY 29, 1996

     Revenue increased to $406,277 for the quarter ended February 28, 1997 as compared to $332,431 for the quarter ended February 29, 1996. This increase was due to larger equipment sales to a major customer. In light of this, revenue for the nine months ended February 28, 1997 as compared to February 29, 1996 was $1,028,399 and $1,410,242, respectively. This decrease was due to a large equipment sale which occurred during the three months ended November 30, 1995 which was not duplicated for the Quarter ended November 30, 1996.

     The increase in the net loss of $91,242 and $569,746 for the three and nine months ended February 28, 1997, respectively as compared to net income of $33,886 and net loss of $45,632 for the three and nine months ended February 29, 1996, respectively, resulted from increased selling, general and administrative expenses for the three months ended February 28, 1997. Selling, general and administrative expenses increased due to expenses incurred to increase equipment sales and revenue from services. Interest income increased as a result of acquiring significant cash from the merged company, which occurred in June 1996.

     For the three months ended February 29, 1996, a reclassification of $126,250 in selling, general and administrative expenses was made to cost of revenues to make the 1997 and 1996 statements comparative.


Liquidity and Capital Resources

     At February 28, 1997 the Company had approximately $5,780,000 in cash and cash equivalent and had working capital of approximately $5,400,000.

     Net cash used by operating activity aggregated $221,922 for the nine months ended February 28, 1997 compared with net cash provided of $146,430 for the prior year's comparable period. The decrease in cash provided by operating activities was attributable to a large decrease in accounts payable offset by a large decrease in accounts receivable.

     Net cash used in investing activity aggregated $87,546 for the nine months ended February 28, 1997 compared with $111,522 for the prior year's comparable period. The decrease in cash usage was attributable to major purchases of property and equipment for the prior years' quarter ended February 28, 1997.

     Cash flow from financing activities aggregated $5,897,700 for the nine months ended February 28, 1997 compared with $22,260 for the prior year's comparable period. The increase was due mainly as a result of the merger between Bern and Prime which occurred in June 1996.

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

                                            PRIME CELLULAR, INC.


April __, 1997                              ------------------------------------
                                            Robert A. Reinhart, Chief Financial
                                            Officer