Form 10-K
period 1997-05-31
PRIME CELLULAR INC
filed 1997-09-15
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    Form 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended May 31, 1997

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

                  Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

On August 29, 1997, the aggregate market value of the shares of voting stock of the Registrant held by non-affiliates was approximately $2,597,081.81 based on the average of the bid and ask prices as reported by the OTC Bulletin Board of $0.4375.

As of August 29, 1997, 5,936,187 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference: Certain portions of the Registrant's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

PART I                                                                                           PAGE
------                                                                                           ----

Item 1   Business .........................................................................

Item 2   Properties .......................................................................

Item 3   Legal Proceedings ................................................................

Item 4   Submission of Matters to a Vote of Stockholders...................................

PART II
-------

Item 5   Market for Registrant's Common Stock and
                Related Stockholder Matters ...............................................

Item 6   Selected Financial Data ..........................................................

Item 7   Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................................

Item 8   Financial Statements and Supplementary Data ......................................

Item 9   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ....................................

PART III
--------

Item 10   Directors and Executive Officers of the Registrant...............................

Item 11   Executive Compensation ..........................................................

Item 12   Security Ownership of Certain Beneficial Owners and Management...................

Item 13   Certain Relationships and Related Transactions...................................

PART IV
-------

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K .................

Exhibit Index ............................................................................

Signatures ...............................................................................

Index to Consolidated Financial Statements ...............................................      F-1

Item 1.  BUSINESS

     Prime Cellular, Inc. ("Prime" and, together with its wholly-owned subsidiaries, herein referred to as "the Company") was organized in May 1990 to provide management services, including business planning, marketing, engineering, design and construction consulting services, to rural service area ("RSA") cellular telephone licensees. Preferences of owners of construction permits and the deterioration in general economic conditions subsequent to the Company's initial public offering in early August 1990 negatively impacted the Company's business plan and the Company soon determined that it was prudent for it to explore other uses for the Company's funds.

     The Company initially analyzed potential investments in debt and equity instruments of entities involved in either the cellular or related industries and subsequently expanded its search to include entities involved in non-cellular operations. Since 1991, the Company has retained an outside consultant, who is also a shareholder, under an agreement renewable each July to assist it in finding new business opportunities for the Company. Fees paid to this consultant included in general and administrative costs totaled $70,000 for the year ended May 31, 1997. The consultant was elected President of the Company in June 1994 and serves as a board member as well.

     On June 11, 1996 (the "Closing"), the Company's wholly-owned subsidiary Prime Cellular Acquisition Corp. (the "Subsidiary"), consummated the merger with Bern Associates, Inc. ("Bern") pursuant to that certain Merger Agreement, dated May 14, 1996 (the "Merger Agreement"), by and among Prime, Subsidiary, Bern and all of the stockholders of Bern (the "Bern Stockholders"). Bern was merged with and into the Subsidiary (the "Merger") and all of the outstanding shares of common stock of Bern were converted into an aggregate of 4,100,000 shares (subsequently reduced by Amendment to 1,586,187 shares) of the Common Stock, par value $.01 per share, of Prime, representing approximately 48.5% (subsequently reduced by amendment to 26.7%) after consummation of the transaction of the outstanding Common Stock of Prime (the "Merger Shares"). Following the Merger, the Subsidiary changed its name to "Bern Communications, Inc." ("Bern Communications"). This transaction was accounted for as a reverse acquisition whereby Bern Communications is the acquirer for financial reporting purposes. Bern Communications was the sole operating entity of the Company.

     Bern Communications' business consisted principally of designing, installing, maintaining, servicing and supporting computer systems to enable regional telephone companies to provide Internet access to their subscribers as well as developing Internet software. Bern Communications offered its customers an integrated Internet access solution comprised of off-the-shelf computer hardware and accessories, systems integration, billing software and twenty-four hour subscriber support. Bern Communications also provided network management services to regional telephone companies already offering Internet access.

     After the Merger, the Company and certain Bern Stockholders (the "Amending Bern Stockholders"), holding approximately 80% of the Merger Shares, entered into an amendment to the Merger Agreement, dated as of June 11, 1996 (the "Amendment"), which Amendment provided for a reduction by seventy-five percent (75%) of the aggregate number of Merger Shares issued to the Amending Bern
Stockholders in the Merger. The Company released and discharged such Amending Bern Stockholders from any damages or losses incurred by the Company resulting from any breach of the representations and warranties of the Bern Stockholders under the Merger Agreement.

     The Merger Shares received from the Amending Bern Stockholders, consisting of an aggregate of 3,075,000 shares, are held by the Company as authorized but unissued common stock. The Company has pursued its claims against the individuals owning approximately 20% of the Merger Shares issued in the acquisition (and currently held in escrow) who have not executed the Amendment.

     Under the Amendment, four Amending Bern Stockholders and employees of Bern Communications (the "Employee Stockholders") also agreed to amend their employment agreements to reduce their compensation to $95,000 per year and to extend the terms of their agreements to three years from June 11, 1996. In addition, each of these Employee Stockholders was granted three-year options to purchase 256,250 shares of the Common Stock of Prime at an exercise price of $8.00 per share.

     On August 28, 1997, the Company entered into a settlement (the "Settlement") with the Amending Bern Stockholders with respect to disputes concerning the operations and direction of the business of Bern Communications. In connection with the Settlement, the Company purchased substantially all of the Merger Shares held by the Amending Bern Stockholders, at a purchase price of $.50 per share (which in the aggregate amounted to 676,937 shares for a total amount of $338,469), transferred to the Employee Stockholders all right and title to the intellectual property rights with respect to the computer software program WEBSITENOW and certain computer hardware used in the development of such software program, and terminated the employment agreements and option agreements with the Employee Stockholders. Both the Company and the Amending Bern Stockholders executed a mutual release as well.

     As a result of the Settlement, Bern Communications ceased soliciting further opportunities or engaging in any further consulting services in connection with its integrated Internet service business. Moreover, all sales of computer hardware and/or software of Bern Communications were discontinued effective as of the Settlement. Bern Communications will nevertheless continue to provide help desk functions as well as to provide network management services pursuant to its existing contractual arrangements.

CUSTOMERS

     Bern Communications focused its initial marketing efforts on regional telephone companies. To those companies that did not yet offer a Internet solution to their subscribers, Bern Communications offered its design and installation services. To those regional telephone companies which already provided Internet access or who were just entering that business, Bern Communications offered its network management and help desk services.

     As of the Settlement, Bern Communications will continue only to provide help desk service for the benefit of its existing telephone companies pursuant to contracts entered into with these customers as well as to provide network management services to one customer pursuant to an existing contractual arrangement.

     Currently Bern Communications has two contracts to provide Internet help desk services and one contract to provide network management services. Two of these contracts are with Century Supply Group, Inc. ("Century"). Approximately 88% of Bern Communications' revenues for the year ended May 31, 1997 were attributable to Century.

MARKETING AND DISTRIBUTION

     Prior to the Settlement, Bern Communications focused on providing Internet service business to regional telephone companies, providing regional telephone companies with total solutions to Internet access as well as state of the art network management and help desk services. Bern Communications marketed and sold its products and services through its employees during the 1997 fiscal year.

     On or about July 18, 1997, the Company determined to stop funding ongoing operations of Bern Communications. In connection with this decision, Bern Communications discontinued all sales of computer hardware and/or software. Bern Communications will continue to provide help desk functions as well as network management services for its existing customer base through the expiration or earlier termination of its current contractual arrangements with such telephone companies.

SUPPLIER

     Bern Communications had no key suppliers; its design solutions for Internet
access   utilized   off-the-shelf   hardware   and  software  as  well  as  Bern
Communication's billing software.

EMPLOYEES

     Prime has one employee at August 31, 1997. Bern Communications employed three (3) employees full-time and one (1) part-time, of which 3 were employees of the help desk.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are: (i) Joseph K. Pagano, President and Chairman of the Board and (ii) Robert A. Reinhart, Chief Financial Officer, Vice-President, Treasurer and Secretary.

     Mr. Pagano is 51 years old and has been President of the Company since June 1995. He also served as Chief Financial Officer from June 1994 until Mr. Reinhart's engagement. Prior thereto, Mr. Pagano was, and continues to be, a consultant to the Company. Mr. Pagano has been a private investor for more than the last 5 years.

     Robert A. Reinhart is 47 years old, is a certified public accountant and has served as the Chief Financial Officer since July 1996, and as Vice-President, Treasurer and Secretary since May 1997. Prior to his employment by the Company, Mr. Reinhart served as the Chief Operating Officer and Chief Financial Officer of DeBoles Nutritional Foods, Inc. ("DeBoles"). Prior to being engaged by DeBoles in 1992, Mr. Reinhart was a senior manager/engagement executive with a certified public accounting firm located in Long Island, New York.

     At August 31, 1997, the officers of Bern  Communications  consist of Joseph
K. Pagano, President and Robert A. Reinhart, Vice-President, Chief Financial Officer, Treasurer and Secretary. Prior to Mr. Pagano serving as President, Mr. Reinhart served as President of Bern Communications from March 1997. Prior to March 1997, Rafael Collado, an Employee Stockholder, served as President.


Item 2.  PROPERTIES

     The Company's executive offices are located at 100 First Stamford Place, Third Floor, Stamford, CT 06902. The Bern Communications help desk is currently located in Teaneck, New Jersey pursuant to a month-to-month lease in the amount of $1,000 per month.


Item 3.  LEGAL PROCEEDINGS

     On or about December 20, 1996, Prime commenced an action in New York against a former employee of Bern Communications and others. The complaint alleges that such former employee made false and fraudulent representations in connection with the Merger and breached her obligations as an employee by, among other things, various acts of dishonesty, breaches of fiduciary duty and corporate waste. In the action, Prime seeks an unspecified amount of damages from the defendants and Prime seeks rescission to recover the Merger Shares issued to such defendants pursuant to the Merger. The former employee has filed a counterclaim that seeks unspecified amounts for alleged breach of her employment agreement. Discovery in the action has recently commenced.

     On or about December 20, 1996, Bern Communications commenced an action in New Jersey against a former employee, seeking unspecified damages. The Complaint alleges that such former employee breached his obligations as an employee of Bern Communications by, among other things, various acts of dishonesty, breaches of fiduciary duty and corporate waste. Bern Communications also seeks a declaration that the former employee's employment agreement is invalid because it was not properly authorized. The former employee has filed a separate action against Bern Communications and Prime, which has been consolidated with Bern Communications' action, and which seeks unspecified amounts pursuant to the purported employment agreement of the former employee. Discovery in the action has recently commenced.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

                  None.

                                     PART II


Item 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the OTC Bulletin Board under the symbol PCEL. Until August 18, 1994, the Company's Common Stock was quoted by the NASDAQ Small-Cap Market System. Effective August 18, 1994, NASDAQ delisted the Company's common stock from its NASDAQ Small-Cap Market System. As of August 31, 1997, there were 5,936,187 shares of Common Stock outstanding held of record by approximately 39 stockholders. The following table sets forth, for the periods indicated, the high and low bid quotations for the Company's Common Stock for the last two fiscal years as reported on the OTC Bulletin Board. The quotations reflect prices among dealers, do not reflect retail markups, markdowns or other fees or commissions, and do not necessarily represent actual transactions.

Year                                              High              Low
----                                              ----              ---
Fiscal 1997

First quarter                                     8.75              3.50
Second quarter                                    3.75              2.25
Third quarter                                     3.75              2
Fourth quarter                                    4.75              2


Year                                              High              Low
----                                              ----              ---
Fiscal 1996

First quarter                                     2 1/2             1 5/16
Second quarter                                    2                 1 1/2
Third quarter                                     2                 1 5/8
Fourth quarter                                    8 1/2             1


     On August 29, 1997 the average of the bid and ask prices for the Company's Common Stock was $0.4375 as reported by the OTC Bulletin Board.

     The payment of dividends on the Common Stock is within the discretion of the Company's Board of Directors. The Company has not paid cash dividends on its Common Stock and does not expect to declare cash dividends on the Common Stock in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain financial data for the years ended May 31, 1997, 1996 and for the period February 22, 1995 (Inception) to May 31, 1995. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                                February 22, 1955
                                                   Year Ended May 31,              (Inception)
                                                                                 to May 31, 1995
                                              ----------------------------      -----------------
                                                1997               1996               1995

Statement of Operations Data:
     Total revenues                           $1,792,948        $2,331,174          $12,000
     Net (loss)                                (474,120)         (324,000)         ( 18,542)
     Net (loss) per
     common share                                 ($.08)            ($.20)            ($.01)
     Weighted average number
     of shares outstanding                     5,892,730         1,586,187         1,586,187
Balance Sheet Data:
     Total Assets                              6,093,951           881,308            22,363
     Stockholders' Equity                      5,689,863         (310,278)           (8,538)

     The 1996 and 1995 financial data is that of Bern Associates, Inc. in accordance with the accounting treatment of the merger as a reverse acquisition as discussed in Note 1 of the Financial Statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     On June 11, 1996, Prime consummated the Merger with Bern. Bern merged with an inactive subsidiary of Prime which was formed to complete the Merger and simultaneously with the consummation of the Merger, the subsidiary changed its name to Bern Communications, Inc. ("Bern Communications"). Under the Merger Agreement, all of the outstanding shares of common stock of Bern were exchanged for 1,586,187 shares of Prime. This transaction was accounted for as a reverse acquisition whereby Bern was the acquirer for accounting purposes. The historical financial statements prior to June 1, 1996 are therefore those of Bern.

     In connection with the Merger, the Company entered into a Settlement Agreement on August 28, 1997 with certain former Shareholders of Bern Associates, Inc. as a result of claims made by the Company for possible breaches of certain representations and warranties of the Bern stockholders with respect to the Merger and otherwise.

     As a result of the Settlement, Bern Communications ceased soliciting further opportunities or engaging in any further consulting services in connection with its integrated Internet access services. Moreover, all sales of computer hardware and/or software of Bern Communications were discontinued effective as of the Settlement. Bern Communications will continue to provide help desk services as well as network management services pursuant to its existing contractual arrangements.

     The Company has retained an outside Consultant (since 1991) who is also a shareholder, under an agreement, to assist it in finding a new business opportunity for the Company.

1997 vs. 1996

     Revenue decreased $538,226 for the year ended May 31, 1997 as compared to the year ended May 31, 1996. This decrease was due to a large equipment sale which occurred during the year ended May 31, 1996 which was not duplicated in the year ended May 31, 1997. Furthermore, the Company did not generate any equipment sales for the fourth quarter ended May 31, 1997.

     Gross profit increased $809,828 for the year ended May 31, 1997 as compared to the year ended May 31, 1996. This increase resulted from the low gross profit realized on the large equipment sale made during the year ended May 31, 1996 as compared to multiple equipment sales, at relatively higher margins, generated during the year ended May 31, 1997. For the year ended May 31, 1996, the Company's help desk and network management services were still in a start-up phase, distinguished by numerous costs and no associated revenue stream.

     Selling, general and administrative expenses increased $1,266,736 for the year ended May 31, 1997 as compared to the year ended May 31, 1996. This increase resulted from Prime's selling, general and administrative costs of $380,198 which were not present for the year ended May 31, 1996, as well as expenses of $886,538 incurred to increase equipment sales and revenue for the year ended May 31, 1997. Interest income increased as a result of acquiring significant cash and investments from Prime following the Merger in June 1996.

1996 vs 1995

     Bern was incorporated on February 22, 1995 and had little operating activity for the period ended May 31, 1995. Operations of Bern commenced during the year ended May 31, 1996 when significant contracts and revenue were received. Selling, general and administrative expenses increased $477,462 for the year ended May 31, 1996 as compared to the inception period ended

May 31, 1995. This increase was due to the increased costs incurred in order to secure Bern's first major contracts as well as the costs associated with servicing these customers and developing an internal organization.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1997 the Company had approximately $5,750,000 in cash and investments and working capital of approximately $5,500,000.

     Net cash used by operating activity aggregated $261,899 and $279,089 for the years ended May 31, 1997 and 1996, respectively. The decrease in cash used by operating activities was attributable to a large decrease in accounts payable and an additional net loss, offset by a large decrease in accounts receivable and inventory.

     Net cash used in investing activity was $857,992 and $131,336 for the years ended May 31, 1997 and 1996, respectively. This increase was primarily due to cash of $960,223 acquired from Prime in connection with the June 1996 merger.

     Cash flow from financing activities increased to $6,397,700 from $583,785 for the year ended May 31, 1997 as compared to the year ended May 31, 1996. The increase resulted from the Merger as well as proceeds, in the amount of $62,520, from the sale of stock and payments, in the amount of $76,561, made with respect to officers' loans to the Company.

     Inflation has not historically had a material impact on the Company's operations.

SEASONALITY

     The operations of the Company are not considered to be seasonal.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required pursuant to this Item are included herein commencing on Page F-1.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 28, 1997, the Company dismissed BDO Seidman, LLP ("BDO") as its principal independent accountant and engaged Marcum & Kliegman LLP ("Marcum") as its principal independent accountants to audit and report on the financial statements of the Company for the fiscal year ending May 31, 1997. The decision to change accountants was approved by the Company's Board of Directors.

     BDO's reports on the financial statements of the Company for the fiscal years ended May 31, 1996 or May 31, 1995 were unqualified with a modification paragraph addressing the Company's ability to continue as a going concern. During the fiscal years ended May 31, 1996 and May 31, 1995 and during the period from June 1, 1996 through July 28, 1997, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event.

     Additional information with respect to matters set forth in Item 304 of Regulation S-K is incorporated herein by reference to the report dated July 25, 1997 filed on Form 8-K pursuant to Section 13 of the Securities Exchange Act of 1934.


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on or about November 10, 1997, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, is incorporated herein by reference. For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Report.


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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a)   (1) Financial Statements - See list of Financial Statements on F-1.
           (2) Schedules - Not applicable.

     (b)   Reports on Form 8-K

     The Company filed two reports on Forms 8-K dated each of June 11, 1996 and July 25, 1997, which reports concerned the acquisition of Bern Associates, Inc. and the change of the Company's accountants, respectively.

     (c)   Exhibits

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

     10.2  Amendment to Consulting Agreement*

     10.3  Stock Option Plan*

     10.6 Registration Rights Agreement, dated June 10, 1996, between Registrant and the Bern Stockholders.**

     10.7 Escrow Agreement, dated June 10, 1996, between Registrant and the Bern Stockholders.**

     10.8 Indemnification Agreement, dated June 10, 1996 between Registrant and the Bern Stockholders.*

     10.9  Form of Amendment to Merger Agreement, dated as of June 11, 1997.

     10.10  Form of Settlement Agreement, dated August 28, 1997 (with Exhibits)

     21     Subsidiaries of the Registrant

     27     Financial Data Schedule


----------
     * Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the years ended May 31, 1995, May 31, 1994, May 31, 1993, May 31, 1992 or May 31, 1991.

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

                                         PRIME CELLULAR, INC.


September 15, 1997                       By: /s/ Joseph K. Pagano
                                             -----------------------------------
                                         Joseph K. Pagano, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


Signature                                 Title                                  Date
---------                                 -----                                  ----

/s/ Joseph K. Pagano           Director, President &                       September 15, 1997
-------------------------     (principal executive officer)
Joseph K. Pagano



/s/ Robert A. Reinhart        Chief Financial Officer, Treasure,          September 15, 1997
------------------------      Secretary and vice President (principal
Robert A. Reinhart            financial officer)



/s/                           Director                                    September __, 1997
------------------------
Frederick R. Adler


/s/ Samuel Rozzi              Director                                    September 15, 1997
-------------------------
Samuel Rozzi


                      PRIME CELLULAR, INC. AND SUBSIDIARIES


                                    CONTENTS



                                                                          Page

REPORTS OF INDEPENDENT ACCOUNTANTS                                         F-2


FINANCIAL STATEMENTS

  Balance Sheets                                                           F-4
  Statements of Operations                                                 F-5
  Statements of Stockholders' Equity (Deficit)                             F-6
  Statements of Cash Flows                                                 F-7


NOTES TO FINANCIAL STATEMENTS                                              F-9

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and Stockholders of Prime Cellular, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Prime Cellular, Inc. and Subsidiaries as of May 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Prime Cellular, Inc. and Subsidiaries as of May 31, 1996 and 1995 include the historical accounts solely of Bern Communications, Inc., as a result of the reverse acquisition which occurred on June 11, 1996 as discussed in Note 1 and were audited by other auditors whose report dated August 14, 1996 expressed an unqualified opinion on those statements with a modification paragraph addressing the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Cellular, Inc. and Subsidiaries as of May 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                           Marcum & Kliegman LLP
Woodbury, New York
September 5, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Board of Directors and Stockholders of Bern Communications, Inc.
Teaneck, New Jersey


We have audited the accompanying balance sheets of Bern Communications, Inc. (formerly Bern Associates, Inc.) as of May 31, 1996 and the related statements of operations, stockholders' deficit, and cash flows for the year ended May 31, 1996 and the period February 22, 1995 (inception) to May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bern Communications, Inc. (formerly Bern Associates, Inc.) at May 31, 1996 and the results of its operations and its cash flows for the year ended May 31, 1996 and the period February 22, 1995 (inception) to May 31, 1995, in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming that the Company will continue as a groing concern. The Company has suffered losses since inception and has a net working capital deficit and a capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Valhalla, New York                                              BDO Seidman, LLP
August 14, 1996

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS

                              May 31, 1997 and 1996

                                     ASSETS
                                     ------

                                                                 1997           1996
                                                              -----------    -----------
                                                            (Consolidated)
CURRENT ASSETS
  Cash and cash equivalents                                   $   779,216    $   184,684
  Investments                                                   4,969,512            -0-
  Accounts receivable, net of allowance
  of $3,500 and $15,000 as of May 31, 1997
  and 1996 respectively                                            44,744        294,196
  Inventory                                                           -0-        268,707
  Notes and other receivables                                     120,102         11,136
                                                              -----------    -----------

    Total Current Assets                                        5,913,574        758,723

PROPERTY & EQUIPMENT, Net                                         176,777        119,153

OTHER ASSETS                                                        3,600          3,432
                                                              -----------    -----------

    TOTAL ASSETS                                              $ 6,093,951    $   881,308
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $   366,450    $   615,025
  Deferred revenue                                                 37,638            -0-
  Note payable, related party                                         -0-        500,000
  Due to officers                                                     -0-         76,561
                                                              -----------    -----------

    TOTAL LIABILITIES                                             404,088      1,191,586
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 20,000,000 shares authorized,
  5,936,187 shares issued and outstanding in 1997 and 400
  shares authorized, issued and outstanding in 1996                59,362              4
 Additional paid-in capital                                     6,447,163         32,260
 Accumulated deficit                                             (816,662)      (342,542)
                                                              -----------    -----------

    TOTAL STOCKHOLERS EQUITY (DEFICIT)                          5,689,863       (310,278)
                                                              -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                          $ 6,093,951    $   881,308
                                                              ===========    ===========

   The accompanying notes are an integral part of these Financial Statements.

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS



                                                                         For the Period
                                       For the Year    For the Year     February 22, 1995
                                           Ended            Ended        (Inception) to
                                       May 31, 1997     May 31, 1996      May 31, 1995
                                       ------------     ------------     -------------
                                      (Consolidated)
REVENUES
  Equipment                           $ 1,219,529       $ 1,767,737       $       -0-
  Service                                 573,419           563,437            12,000
                                      -----------       -----------       -----------

    TOTAL REVENUES                      1,792,948         2,331,174            12,000
                                      -----------       -----------       -----------

COST OF REVENUES
  Equipment                               588,988         1,567,436               -0-
  Service                                 231,222           600,828            21,094
                                      -----------       -----------       -----------

    TOTAL COST OF REVENUES                820,210         2,168,264            21,094
                                      -----------       -----------       -----------

    GROSS PROFIT (LOSS)                   972,738           162,910            (9,094)

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                1,753,646           486,910             9,448
                                      -----------       -----------       -----------

     OPERATING LOSS                      (780,908)         (324,000)          (18,542)
                                      -----------       -----------       -----------

OTHER INCOME (EXPENSE)
  Dividend and interest income            309,155               -0-               -0-
  Interest expense                         (2,367)              -0-               -0-
                                      -----------       -----------       -----------

    TOTAL OTHER INCOME                    306,788               -0-               -0-
                                      -----------       -----------       -----------

    NET LOSS                          $  (474,120)      $  (324,000)      $   (18,542)
                                      ===========       ===========       ===========

LOSS PER SHARE OF COMMON STOCK        $      (.08)      $      (.20)      $      (.01)
                                      ===========       ===========       ===========

WEIGHTED AVERAGE COMMON STOCK
 OUTSTANDING                            5,892,730         1,586,187         1,586,187
                                      ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                   $.01 Par Value
                                                    Common Stock           Additional
                                               ----------------------        Paid-In         Accumulated       Unearned
                                               Shares          Amount        Capital           Deficit       Compensation    Total
                                               ------          ------      ----------        -----------     ------------    -----


BALANCE - February 22, 1995
 (Inception)                                      -0-         $   -0-      $      -0-        $     -0-          $   -0-  $     -0-


Issuance of stock                                 400               4          32,260                                        32,264


Contribution of Capital -
 stock subcription receivable                                                                                   (22,260)    (22,260)


Net loss for the period February 22,
 1995 (inception) to May 31, 1995                                                              (18,542)                     (18,542)
                                            ---------         -------      ----------        ---------          -------  ----------


BALANCE -  May 31, 1995                           400               4          32,260          (18,542)         (22,260)     (8,538)


Satisfaction of stock subscription
 receivable                                                                                                      22,260      22,260


Net loss for the year ended
 May 31, 1996                                                                                 (324,000)                    (324,000)
                                            ---------         -------      ----------        ---------          -------  ----------


BALANCE - May 31, 1996                            400               4          32,260         (342,542)             -0-    (310,278)

Exercise of stock options                      50,000             500          74,500                                        75,000


Issuance of stock resulting from
 merger                                     1,586,187          15,862         (15,862)                                          -0-


Recapitalization resulting from
 merger                                     4,299,600          42,996       6,356,265                                     6,399,261


Net loss for the year ended
 May 31, 1997                                                                                 (474,120)                    (474,120)
                                            ---------         -------      ----------        ---------          -------  ----------


BALANCE - May 31, 1997
 (Consolidated)                             5,936,187         $59,362      $6,447,163        $(816,662)         $   -0-  $5,689,863
                                            ---------         -------      ----------        ---------          -------  ----------

   The accompanying notes are an integral part of these financial statements.

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS


                                                                                                              For the Period
                                                                      For the Year        For the Year      February 22, 1995
                                                                         Ended               Ended           (Inception) to
                                                                      May 31, 1997        May 31, 1996         May 31, 1995
                                                                      ------------        ------------        -------------
                                                                    (Consolidated)
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                                                            $(474,120)            $(324,000)            $(18,542)
                                                                      ---------             ---------             --------
  Adjustments to reconcile net loss to net
   cash (used in) provided by  operating
   activities:
     Depreciation and amortization                                       33,891                12,240                  -0-
     Compensation recognized in satisfaction
      of stock subscription receivable                                      -0-                22,260                  -0-
     Reserve for doubtful accounts                                          -0-                15,000                  -0-
     Decrease (increase) in accounts
      receivable                                                        249,452              (309,196)                 -0-
     Decrease (increase) in inventory                                   268,707              (268,707)                 -0-
     (Increase) in other receivables                                   (108,966)                  -0-                  -0-
     Decrease (increase) in prepaid expenses
      and other assets                                                   12,717               (13,586)              (1,039)
     (Decrease) increase in accounts payable
      and accrued expenses                                             (281,218)              586,900               28,125
     Increase in deferred revenue                                        37,638                   -0-                  -0-
                                                                      ---------             ---------             --------

       TOTAL ADJUSTMENTS                                                212,221                44,911               27,086
                                                                      ---------             ---------             --------

       NET CASH (USED IN) PROVIDED
       BY OPERATING ACTIVITIES                                         (261,899)             (279,089)               8,544
                                                                      ---------             ---------             --------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Increase in property and equipment, net                               (91,515)             (131,336)                 -0-
  Increase in investments, net                                          (10,716)                  -0-                  -0-
  Cash acquired in connection with the
   merger                                                               960,223                   -0-                  -0-
                                                                      ---------             ---------             --------

       NET CASH PROVIDED BY (USED
        IN) INVESTING ACTIVITIES                                      $ 857,992             $(131,336)                $-0-
                                                                      ---------             ---------             --------


   The accompanying notes are an integral part of these financial statements.

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS, Continued

                                                                                                              For the Period
                                                                      For the Year        For the Year      February 22, 1995
                                                                         Ended               Ended           (Inception) to
                                                                      May 31, 1997        May 31, 1996         May 31, 1995
                                                                      ------------        ------------        -------------
                                                                    (Consolidated)
CASH FLOWS FROM FINANCING
 ACTIVITIES
  (Decrease) increase in due to officers                             $  (76,561)            $  73,785            $   2,776
  Proceeds from sale of stock                                            75,000                   -0-                    4
  Proceeds from note payable, related party                                 -0-               500,000                  -0-
  Proceeds from stock subscriptions                                         -0-                10,000                  -0-
                                                                     ----------             ---------            ---------

       NET CASH (USED IN) PROVIDED
        BY OPERATING ACTIVITIES                                          (1,561)              583,785                2,780
                                                                     ----------             ---------            ---------

       NET INCREASE IN CASH AND
        CASH EQUIVALENTS                                                594,532               173,360               11,324

CASH AND CASH EQUIVALENTS -
 Beginning                                                              184,684                11,324                  -0-
                                                                     ----------             ---------            ---------

CASH AND CASH EQUIVALENTS -
 Ending                                                              $  779,216             $ 184,684            $  11,324
                                                                     ==========             =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the periods for:
   Interest                                                              $2,367                  $-0-                 $-0-

 Noncash investing and financing activities:

 Capital Stock Issued for Stock
  Subscription Receivable and unearned compensation                         -0-                   -0-            $  32,260

       In  connection  with the merger on June 11, 1996,  the  following  assets
       (liabilities) were acquired by the acquiring entity for accounting purposes:

       Cash                                                          $  960,223
       Investment in U.S. Treasury bonds                              4,958,796
       Other current assets                                             512,885
       Accounts payable and accrued expenses                            (32,643)
                                                                     ----------

                                                                     $6,399,261
                                                                     ==========


   The accompanying notes are an integral part of these financial statements.

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - Summary of Significant Accounting Policies


     Nature of Business

     Prime Cellular, Inc. ("Prime") was incorporated in Delaware on May 10, 1990 to provide management and consulting services to rural service area cellular telephone licensees. Prime is no longer in the development stage as a result of a merger with Bern Associates, Inc.


     Business Combination

     On June 11, 1996,  Prime  consummated a merger with Bern  Associates,  Inc.
     Bern Associates, Inc. merged with Prime Cellular Acquistion Corp. ("Acquisition Corp.")an inactive subsidiary of Prime which was formed to complete the merger and simultaneously Acquisition Corp. changed its name to Bern Communications, Inc. ("Bern"). Under the merger agreement, all of the outstanding shares of common stock of Bern were exchanged for 1,586,187 shares of Prime. This transaction was accounted for as a reverse acquisition whereby Bern was the acquirer for accounting purposes. The historical financial statements prior to June 1, 1996 are those of Bern Associates, Inc.

     Bern designs, installs, maintains, services and supports computer systems to enable companies to provide Internet access to their subscribers as well as develops Internet software. Bern is the sole operating entity of Prime Cellular, Inc. and subsidiaries (collectively the "Company").

     In connection with the merger, the Company entered into a settlement agreement on August 28, 1997 with certain former shareholders as a result of claims made by the Company for possible breaches of certain representations and warranties of the Bern Associates Inc. stockholders with respect to the merger and otherwise (see Note 9).


     Proforma Operating Results (unaudited)

     The following are proforma results for the year ended May 31, 1996, as if the acquisition as described above had occurred on June 1, 1995.

                                                  For the Year Ended
                                                     May 31, 1996
                                                  ------------------

     TOTAL REVENUES                               $     2,690,039
     NET LOSS                                     $      (343,780)

     LOSS PER SHARE
     STOCK OUTSTANDING                            $          (.22)

     WEIGHTED AVERAGE COMMON
     STOCK OUTSTANDING                                  1,586,187

     The pro forma results or operations are not necessarily indicative of the actual operating results that would have occurred had the merger been consumated at the beginning of the year.

     Principles of Consolidation

     The accompanying consolidated financial statements for the year ended May 31, 1997 include the accounts of Prime Cellular, Inc. and its wholly-owned subsidiaries, Bern Communications, Inc. and Prime Cellular of Florida, Inc., an inactive subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. For the year ended May 31, 1996, and the period February 22, 1995 (inception) to May 31, 1995, the accompanying financial statements reflect the accounts of Bern Associates, Inc., prior to the merger.


     Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


     Inventory

     Inventory, which consists of computer equipment, is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.


     Property and Equipment

     Property and equipment are stated at cost and are being depreciated or amortized using accelerated and straight-line methods over the estimated useful lives of the related assets.

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - Summary of Significant Accounting Policies, continued

     Revenue Recognition

     Equipment revenue is recognized upon delivery to and acceptance by the customer. Service revenue consists of consulting and help desk revenue. Consulting revenue is recognized ratably over the applicable contract period. Help desk revenue is recognized as earned on a monthly basis.

     Fair Value of Financial Instruments

     The carrying amount of financial instruments including cash and cash equivalents, other receivables, and accounts payable approximated fair value as of May 31, 1997 and 1996 because of the relatively short maturity of these instruments.

     Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade accounts receivable with companies primarily located in the United States. The Company's cash investments are placed with high credit quality financial institutions and may exceed the amount of federal deposit insurance. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for possible losses based on factors surrounding the credit risk of specific customers historical trends and other information.

     Income Taxes

     Deferred income taxes, when applicable, are provided on differences between the financial reporting and income taxes bases of assets and liabilities based upon statutory tax rates enacted for future periods.

     Per Share Data

     Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding throughout the period. For the year ended May 31, 1996 and the period February 22, 1995 (inception) to May 31, 1995, loss per share of common stock is based on the shares issued by Prime as a result of the Merger (see Note 1). Common stock equivalents consisting of shares subject to stock options and warrants do not have a significant impact on net loss per share.

     Stock-Based Compensation

     In October 1995, Financial Accounting Standards Board issued Statements of Financial Accounting Standards. No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provision of APB 25. Had the Company elected to recognize compensation costs based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, there would be no material effect from that recognized under APB 25 for the years ended May 31, 1997, 1996 and for the period February 22 (inception) to May 31, 1995.

     Advertising

     Advertising costs are expensed as incurred.

     Software Development

     All costs associated with internally developed software are expensed as incurred.

     Reclassifications

     Certain amounts have been reclassified in the 1996 and 1995 Financial Statements to be comparable to the Financial Statements presented for 1997.

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - Summary of Significant Accounting Policies, continued

     Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - Investments

     The Company's  investments were classified as held-to-maturity and reported
     at   amortized   cost   which   approximates   fair   value.    Investments
     held-to-maturity are summarized as follows:


                                                         Gross
                                          Amortized    Unrealized        Fair
                                             Cost         Gains          Value
                                          ----------   ----------    ----------
May 31, 1997:
 Debt securities issued by the
  U.S. Treasury                           $4,969,512    $   8,613    $4,978,125


NOTE 3 - Property and Equipment

     Property and equipment at May 31, 1997 and 1996 consist of the following:


                                                                     Estimated
                                             1997          1996     Useful Lives
                                          ----------   ----------  ------------
     Computer equipment                      $222,342    $130,827     5-7 years
     Furniture and fixtures                       509         509     5-7 years
                                          ----------   ----------
                                              222,851     131,336

     Less:  accumulated depreciation           46,074      12,183
                                          ----------   ----------

       Total Property and Equipment, Net     $176,777    $119,153
                                          ==========   ==========

     Depreciation expense amounted to $33,891 and $12,183 for the years ended May 31, 1997 and 1996, respectively.

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - Note Payable, Related Party

     On May 15, 1996, Bern Communications, Inc. entered into a revolving credit agreement with Prime Cellular, Inc. in the amount of $1,000,000, payable on demand at the prime rate. At May 31, 1996 the balance outstanding under this note was $500,000. Subsequent to the merger which took place on June 11, 1996, the note was converted to contributed capital and accordingly, has been eliminated in consolidation at May 31, 1997.


NOTE 5 - Stock Options

     The 1990 Stock Option Plan (the "Plan") provides for the granting of either stock options intended to qualify as "incentive stock options" under the Internal Revenue Code or "non-statutory stock options" for up to an aggregate of 1,000,000 shares of common stock. Options may be granted for terms of up to ten years and are exercisable as determined by the Company's Board of Directors (the "Board"). The option price under the plan must be no less than fair market value of the shares on date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

     On June 12, 1996, the Company granted options to purchase 40,000 shares at $2.50 per share and on July 5, 1996 granted options to purchase an aggregate of 1,025,000 shares at $8.00 per share. The options granted on July 5, 1996 were subsequently canceled pursuant to the Settlement Agreement signed on August 28, 1997 (see Note 9).

     The following is a summary of transactions for shares under option as of May 31, 1997:


                                              Amount                Exercise
                                             of Shares                Price
                                            ----------           --------------
     Outstanding, beginning of year           267,000            $1.50 to $1.67

     Granted during the year                1,065,000            $2.50 to $8.00
     Canceled (see Note 9)                 (1,025,000)               $8.00
     Exercised during the year                (50,000)               $1.50
                                           ----------

     Outstanding, end of year                 257,000
                                           ==========

     At May 31, 1997 there were 50,000 shares reserved for future grants.

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 6 - Income Taxes

     Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. As of May 31, 1997 and 1996, the Company had gross deferred tax assets of $277,000 and $110,000, respectively. These amounts represent the approximate tax effects of net operating losses that give rise to the Company's deferred tax assets. A valuation allowance has been recognized for the entire deferred tax assets at May 31, 1997 and 1996.

     As of May 31, 1997 and 1996 the Company had net operating loss carry forwards of approximately $794,000 and $320,000, respectively which expire at various dates through 2012.

NOTE 7 - Commitments and Contingencies

     Leasing Commitments

     The Company occupies office premises in Stamford, Connecticut; Aspen, Colorado and Teaneck, New Jersey through various leasing arrangements.

     Lease commitments, under non-cancellable lease agreements in the aggregate, under such leasing arrangements, are as follows:


                    Year Ending
                       May 31,               Amount
                        1998                $10,000
                                            =======

     Rent expense for the years ended May 31, 1997 and May 31, 1996 and for the period February 22, 1995 (inception) to May 31, 1995 is $40,607, $12,000 and -0-, respectively.

     Litigation

     The Company is presently in litigation against former employees seeking unspecified damages. In December 1996, the Company commenced an action against one former employee alleging the former employee breached his obligations as an employee of the Company by, among other things, various acts of dishonesty, breaches of fiduciary trust and corporate waste. The former employee filed a separate action against the Company seeking unspecified amounts pursuant to the purported employment agreement.

     In December 1996, Bern commenced an action against a former employee and a relative of the former employee, alleging false and fraudulent representations in connection with the merger of Bern and Bern Associates, Inc. and breach of her obligations as an employee of Bern by, among other things, various acts of dishonesty, breaches of fiduciary duty and corporate waste. In the action, Bern is seeking an unspecified amount of damages and seeks rescission to recover the shares of the Company issued to the defendants pursuant to the merger. This former employee filed a counterclaim that seeks unspecified amounts for alleged breach of her employment agreement.

                      PRIME CELLULAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - Commitments and Contingencies, continued

     Litigation, continued

     The Company believes the claims of such former employees are without merit and that it will prevail in these actions. However, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the accompanying financial statements.


NOTE 8 - Economic Dependency

     The Company sells a substantial portion of its services and products to one major customer. Sales to major customers which exceed 10% of sales in the aggregate and accounts receivable from such customer are as follows:


                                                          1997           1996
                                                       ----------    ----------
     Sales to major customers                          $1,574,000    $2,004,000

     Accounts receivable from major customers          $   39,000      $249,000


NOTE 9 - Subsequent Events

     Settlement Agreement

     On August 28, 1997, pursuant to a Settlement Agreement between Prime, Prime's wholly-owned subsidiary, Bern and certain former stockholders of Bern Associates, Inc. (the "Settling Shareholders"), an agreement was reached whereby Prime purchased all of the shares of common stock from each Settling Shareholder which in the aggregate amounted to 676,937 shares at $.50 per share for a total amount of $338,469. In addition, Prime and Bern transferred their rights, title and interest in certain computer software programs and certain computer equipment to the Settling Shareholders who were both former stockholders of Bern Associates, Inc. and officers of Bern. In exchange, the Settling Shareholders signed a general release with respect to previous employment contracts, confirmed prior resignations as officers and/or directors of Prime and/or Bern, as applicable, and the termination of any options to purchase securities of Prime or Bern.

          In connection with the Settlement, Bern ceased soliciting further opportunities or engaging in any further consulting services in connection with its integrated Internet access service business. Moreover, all sales of computer hardware and/or software of Bern were discontinued effective as of the Settlement. Bern Communications will continue to provide help desk functions as well as network management services pursuant to its existing contractual arrangements.