Form 10-Q
period 1997-08-31
PRIME CELLULAR INC
filed 1997-10-15
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997

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

Registrant's telephone number, including area code (203) 327-3620

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes __X__     No _____


     APPLICABLE ONLY TO CORPORATE ISSUERS: As of October 14, 1997, the registrant had 5,259,250 shares outstanding of its Common Stock, $.01 par value.

                              PRIME CELLULAR, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION...............................................  3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at August 31, 1997
           (unaudited) and May 31, 1997 (audited)............................  3

         Consolidated Statements of Operations (unaudited) for the
           three months ended August 31, 1997 and August 31, 1996............  4

         Consolidated Statements of Cash Flows (unaudited) for
           the three months ended August 31, 1997 and August 31, 1996........  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  7


PART II. OTHER INFORMATION...................................................  9

Item 1.  Legal Proceedings...................................................  9

Item 6.  Exhibits and Reports on Form 8-K....................................  9

SIGNATURES................................................................... 10

                                                      PART I
                                               FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                               PRIME CELLULAR, INC.
                                            CONSOLIDATED BALANCE SHEETS


                                                                            August 31, 1997           May 31, 1997
                                                                            ---------------           ------------
                                                                              (unaudited)
ASSETS

Current Assets

    Cash and Cash Equivalents                                                 $   351,898              $   779,216

    Investments                                                                 4,973,908                4,969,512

    Accounts Receivables, net of allowance of $3,500                               54,549                   44,744

    Notes and Other Receivables                                                   194,653                  120,102
                                                                              -----------              -----------

       Total Current Assets                                                     5,575,008                5,913,574

Property and Equipment, net of accumulated depreciation
    of $39,051 and $19,993 as of August 31, 1997 and
    August 31, 1996, respectively                                                 129,428                  176,777

Other Assets                                                                        3,600                    3,600
                                                                              -----------              -----------

TOTAL                                                                         $ 5,708,036              $ 6,093,951
                                                                              ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:

    Accounts Payable and Accrued Expenses                                     $   337,703              $   366,450

    Deferred Revenue                                                                  -0-                   37,638
                                                                              -----------              -----------
       Total Current Liabilities                                                  337,703                  404,088
                                                                              -----------              -----------

Stockholders' Equity (Deficit):

    Common Stock                                                                   52,593                   59,362

    Additional Paid-In Capital                                                  6,115,463                6,447,163

    Accumulated Deficit                                                          (797,723)                (816,662)
                                                                              -----------              -----------

       Total Stockholders' Equity (Deficit)                                     5,370,333                5,689,863
                                                                              -----------              -----------

TOTAL                                                                         $ 5,708,036              $ 6,093,951
                                                                              ===========              ===========


                            See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the three months ended
                                                  --------------------------
                                              August 31, 1997   August 31, 1996
                                              ---------------   ---------------
Revenues:

    Equipment                                   $       -0-       $   176,478

    Service                                         176,698            84,891
                                                -----------       -----------

       Total Revenues                               176,698           261,369
                                                -----------       -----------

Cost of Revenues:

    Equipment                                           -0-            47,725

    Service                                          19,816            76,445
                                                -----------       -----------

       Total Cost of Revenues                        19,816           124,170
                                                -----------       -----------

Gross Profit                                        156,882           137,199



Selling, General and Administrative                 225,268           431,211
                                                -----------       -----------

Loss From Operations                                (68,386)         (294,012)
                                                -----------       -----------

Other Income (Expenses)
Dividend and Interest Income                         87,325            74,116

Interest Expense                                        -0-              (545)
                                                -----------       -----------
    Total Other Income                               87,325            73,571
                                                -----------       -----------

Net Income (Loss)                                    18,939       $  (220,441)
                                                ===========       ===========

Income (Loss) Per Share of Common
Stock                                           $         0       $      (.03)
                                                ===========       ===========

Weighted Average Common Shares
    Outstanding                                   5,914,113         8,450,000
                                                ===========       ===========


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the three months ended
                                                                                       --------------------------
                                                                                   August 31, 1997       August 31, 1996
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                    $    18,939           $  (220,441)
                                                                                     -----------           -----------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation                                                                               9,042                 7,810

Changes in operating assets and liabilities:

      Accounts receivable                                                                 (9,805)               23,783

      Inventory                                                                               --                52,242

      Prepaid expenses and other receivables                                             (74,551)              (33,467)

      Other assets                                                                            --                   432

      Deferred revenue                                                                   (37,638)              225,135

      Accounts payable and accrued expenses                                              (28,747)              130,640
                                                                                     -----------           -----------

         Total adjustments                                                              (141,699)              406,575
                                                                                     -----------           -----------

         Net Cash provided by (used in) Operating Activities                            (122,760)              186,134
                                                                                     -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Disposal of Fixed Assets, net                                                        38,307                    --

     Increase in Investments                                                              (4,396)                   --

     Repurchase of Common Stock                                                         (338,469)                   --

     Purchase of Property and Equipment                                                       --               (63,360)
                                                                                     -----------           -----------

                                                                                        (304,558)              (63,360)
                                                                                     -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                                   --                75,000

     Net cash acquired from sale of stock                                                     --             5,899,261

     Repayment of amounts due to officers                                                     --               (36,221)
                                                                                     -----------           -----------

         Net Cash provided by Financing Activities                                            --             5,938,040
                                                                                     -----------           -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (427,318)            6,060,814

Cash and Cash Equivalents - Beginning of Period                                          779,216               184,684
                                                                                     -----------           -----------

Cash and Cash Equivalents - End of Period                                            $   351,898           $ 6,245,498
                                                                                     ===========           ===========


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     1. On June 11, 1996, Prime Cellular, Inc. ("Prime") consummated a merger with Bern Associates, Inc. (the "Merger"). Bern Associates, Inc. merged with Prime Cellular Acquisition Corp. ("Acquisition Corp."), an inactive subsidiary of Prime formed to complete the Merger, and simultaneously Acquisition Corp. changed its name to Bern Communications, Inc. ("Bern"). Under the merger agreement, all of the outstanding shares of common stock of Bern Associates, Inc. were exchanged for 1,586,187 shares of Prime. This transaction was accounted for as a reverse acquisition whereby Bern was the acquirer for accounting purposes.

     Bern designs, installs, maintains, services and supports computer systems to enable companies to provide Internet access to their subscribers as well as develops Internet software. Bern is the sole operating entity of Prime Cellular, Inc. and subsidiaries (collectively, the "Company").

     On August 28, 1997, pursuant to a Settlement Agreement between Prime, Prime's wholly-owned subsidiary, Bern and certain former stockholders of Bern Associates, Inc. (the "Settling Shareholders"), an agreement was reached whereby Prime purchased all of the shares of common stock from each Settling
Shareholder, which in the aggregate amounted to 676,937 shares, at $.50 per share for a total amount of $338,469 (the "Settlement"). In addition, Prime and Bern transferred their rights, title and interest in certain computer software programs and certain computer equipment to certain of the Settling Shareholders who were former officers and employees of Bern. In exchange, all Settling Shareholders signed a general release and certain of the Settling Shareholders, as applicable, confirmed their prior resignations as officers and/or directors of Prime and/or Bern as well as terminated their respective options to purchase securities of Prime or Bern.

     In connection with the Settlement, Bern ceased soliciting further opportunities or engaging in any further consulting services in connection with its integrated Internet access service business. Moreover, all sales of computer hardware and/or software of Bern were discontinued. Bern will continue to provide help desk functions as well as network management services pursuant to its existing contractual arrangements.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended August 31, 1997 are not necessarily indicative of the results that will be obtained for the fiscal year ending May 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1997 and the Company's report on Forms 8-K and 8-K/A filed on June 11, 1996 and August 26, 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     On June 11, 1996, Prime Cellular, Inc. ("Prime") consummated the merger with Bern Associates, Inc., whereby Bern Associates, Inc. merged with an inactive subsidiary of Prime formed to complete the merger (the "Merger") and simultaneously changed its name to Bern Communications, Inc. ("Bern"). Under the Merger, all of the outstanding shares of common stock of Bern Associates, Inc. were exchanged for 1,586,187 shares of Prime.

     In connection with the Merger, the Company entered into a Settlement Agreement on August 28, 1997 (the "Settlement") with certain shareholders of Prime as a result of claims made by Prime for possible breaches of certain representations and warranties of the stockholders of Bern Associates, Inc. with respect to the Merger and otherwise.

     As a result of the Settlement, Bern ceased soliciting further opportunities or engaging in any further consulting services in connection with its integrated Internet access systems. Moreover, all sales of computer hardware and/or software of Bern were discontinued. Bern will nevertheless continue to provide help desk functions as well as network management services pursuant to its existing contractual arrangements.

     The Company has retained an outside consultant (since 1991) who is also a shareholder of Prime, under an agreement, to assist it in finding a new business opportunity for the Company.


Three  Months  Ended  August 31, 1997  Compared to Three Months Ended August 31,
1996

     Revenue decreased to $176,698 for the quarter ended August 31, 1997 as compared to $261,369 for the quarter ended August 31, 1996. This decrease was due to Company's decision to discontinue all sales of computer hardware and/or software. There were no such sales for the quarter ended August 31, 1997. Service revenue increased to $176,698 from $84,891 for the quarters ended August 31, 1997 and 1996, respectively. This was due to an increase in the Internet revenue of the Company's customers which, because the Company's service revenue is based upon a fixed percentage of its customers' revenues, resulted in an increase in service revenues for the Company.

     Gross profit increased to $156,882 for the quarter ended August 31, 1997, as compared to $137,199 for the quarter ended August 31, 1996. This resulted from one of the Company's customers staffing and managing its own "help desk" functions during the quarter ending August 31, 1997. These services were previously performed by Bern.

     Dividend and interest income increased to $87,325 for the quarter ended August 31, 1997, as compared to $74,116 for the quarter ended August 31, 1996. This increase resulted from the Company investing in higher interest bearing instruments during the 1997 quarter.

     Net income increased to $18,939 for the quarter ended August 31, 1997, as compared to a net loss of $220,441 for the quarter ended August 31, 1996. This increase resulted from decreases in cost of revenue and selling, general and administrative expenses and an increase in interest income for the quarter ended August 31, 1997. Selling, general and administrative expenses decreased to $225,268 for the quarter ended August 31, 1997, as compared to $431,211 for the quarter ended August 31, 1996. This decrease arose from management's decision to downsize the Company to support only the current customer base. The Company is not soliciting any new service customers and has discontinued sales of equipment.


Liquidity and Capital Resources

     At August 31, 1997 the Company had approximately $5,326,000 in cash, cash equivalents and investments and had working capital of approximately $5,200,000.

     Net cash used in operating activities aggregated $122,760 for the three months ended August 31, 1997, as compared with net cash provided of $186,1334 for the quarter ended August 31, 1996. The decrease in cash provided by operating activities was attributable to a large decrease in deferred revenue and accounts payable, partially offset by net income of $18,939 for the quarter ended August 31, 1997, as compared to a net loss of $220,441 for the quarter ended August 31, 1996.

     Net cash used in investing activity aggregated $304,558 and $63,360 for the quarters ended August 31, 1997 and 1996, respectively. This was principally due to the Company's repurchasing of its common stock for $338,469 pursuant to a settlement agreement (see Item 1). Cash flow from financing activity aggregated $0 and $5,938,040 for the quarters ended August 31, 1997 and 1996, respectively. The cash flow from financing activity of $5,938,040 for the quarter ended August 31, 1996 was a result of the merger between Bern and Prime which occurred in June 1996.


Inflation

     Inflation has not historically had a material impact on the Company's operations.


Seasonality

     The operations of the Company are not considered to be seasonal.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

     On or about December 20, 1996, Prime and Bern commenced an action in Supreme Court of New York, Nassau County, against a former employee of Bern and others. The Complaint alleges that such former employee made false and fraudulent representations in connection with the Merger and breached her obligations as an employee by, among other things, various acts of dishonesty, breaches of fiduciary duty and corporate waste. In the action, Prime seeks an unspecified amount of damages from the defendants and Prime seeks rescission to recover the shares of Prime issued to such defendants pursuant to the Merger. The former employee has filed a counterclaim against Prime and Bern that seeks unspecified amounts for alleged breach of her employment agreement. Discovery in the action has recently commenced.

     On or about December 20, 1996, Bern commenced an action in Superior Court of New Jersey, Bergen County, against another former employee, seeking unspecified damages. The Complaint alleges that such former employee breached his obligations as an employee of Bern by, among other things, various acts of dishonesty, breaches of fiduciary duty and corporate waste. Bern also seeks a declaration that the former employee's employment agreement is invalid because it was not properly authorized by Bern. The former employee has filed a separate action against Bern and Prime, which has been consolidated with Bern's action, and which seeks unspecified amounts pursuant to the purported employment agreement of the former employee. Discovery in the action has recently commenced.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27. Financial Data Schedule.

     (b)  Reports on Form 8-K.

          The Company filed a report on Forms 8-K and 8-K/A dated each of August 4, 1997 and August 15, 1997, respectively, regarding the change of the Company's principal accountants.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 14, 1997                               PRIME CELLULAR, INC.




                                               By: /s/ Robert A. Reinhart
                                                   ---------------------------
                                                   Robert A. Reinhart,
                                                   Chief Financial Officer