Form 10-K/A
period 1997-05-31
PRIME CELLULAR INC
filed 1997-11-03
CIK 864890

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   Form 10-K/A
                                (Amendment No. 1)

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

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


The aggregate market value of the shares of voting stock of the Registrant held by non-affiliates at October 31, 1997 was approximately $5,669,997.43 based on the average of the closing bid and ask prices as reported by the OTC Bulletin Board of $1.0781. As of October 31, 1997, 5,259,250 shares of the Registrant's Common Stock were outstanding.


                    Documents incorporated by reference: NONE

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART II

Item 7      Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................   3

PART III

Item 10     Directors and Executive Officers of the Registrant..............   5

Item 11     Executive Compensation..........................................   6

Item 12     Security Ownership of Certain Beneficial Owners and Management..   9

Item 13     Certain Relationships and Related Transactions..................  11

                                     PART II


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     On June 11, 1996, Prime Cellular, Inc. (the "Company") acquired Bern Associates, Inc. ("Bern") by merging Bern with an inactive subsidiary of the Company formed to complete such merger (the "Merger"), and simultaneously with the consummation of the Merger, the subsidiary changed its name to Bern Communications, Inc. ("Bern Communications"). Under the Merger Agreement, all of the outstanding shares of Common Stock of Bern were exchanged for 1,586,187 shares of the Company. This transaction was accounted for as a reverse acquisition whereby Bern was the acquirer for accounting purposes. The historical financial statements prior to June 1, 1996 are therefore those of Bern.

     In connection with the Merger, the Company entered into a Settlement Agreement on August 28, 1997 with certain former stockholders of Bern as a result of claims made by the Company for possible breaches of certain representations and warranties of the Bern stockholders with respect to the Merger and otherwise.

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

     The Company has retained an outside Consultant (since 1991) who is also a stockholder, under an agreement, to assist it in finding a new business opportunity for the Company.

1997 vs. 1996

     Revenue decreased $538,226 for the year ended May 31, 1997 as compared to the year ended May 31, 1996. This decrease was due to a large equipment sale which occurred during the year ended May 31, 1996. Furthermore, the Company did not generate any equipment sales for the fourth quarter ended May 31, 1997.

     Gross profit increased $809,828 for the year ended May 31, 1997 as compared to the year ended May 31, 1996. This increase resulted from the low gross profit realized on the large equipment sale made during the year ended May 31, 1996 as compared to the multiple equipment sales, at relatively higher margins, generated during the year ended May 31, 1997. For the year ended May 31, 1996, the Company's help desk and network management services were still in a start-up phase, distinguished by numerous costs and no associated revenue stream.

     Selling, general and administrative expenses increased $1,266,736 for the year ended May 31, 1997 as compared to the year ended May 31, 1996. This increase resulted from Prime's selling, general and administrative costs of $380,198, which were not present for the year ended May 31, 1996 as well as expenses of $886,538 incurred to increase equipment sales and revenue for the year ended May 31, 1997. Interest income increased as a result of acquiring significant cash and investments from Prime following the Merger in June 1996.

1996 vs 1995

     Bern was incorporated in February 22, 1995 and had little operating activity for the period ended May 31, 1995. Operations of Bern commenced during the year ended May 31, 1996 when significant contracts and revenue were received. Selling, general and administrative expenses increased $477,462 for the year ended May 31, 1996 as compared to the inception period ended May 31, 1995. This increase was due to the increased costs incurred in order to secure Bern's first major contracts as well as the costs associated with servicing these customers and developing an internal organization.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1997 the Company had approximately $261,899 in cash and investments and working capital of approximately $5,500,000.

     Net cash used by operating activity aggregated $261,899 and $279,089 for the years ended May 31, 1997 and 1996, respectively. The decrease in cash used by operating activities was attributable to a large decrease in accounts payable and an additional net loss, offset by a large decrease in accounts receivable and inventory.

     Net cash used in investing activity was $857,992 and $131,336, for the years ended May 31, 1997 and 1996, respectively. This increase was due to cash of $960,223 acquired from Prime in connection with the Merger.


     Cash flow from financing activities decreased to ($1,561) from $583,785 for the year ended May 31, 1997 as compared to the year ended May 31, 1996. The decrease resulted from payments in the amount of $76,561 made with respect to officer's loans to the Company, offset by a net increase from proceeds from the sale of stock and stock subscriptions of $65,000. The remaining derease was attributable to the $500,000 net proceeds advanced from Prime to Bern for the year ended May 31, 1996, which was eliminated in consolidation for the year ended May 31, 1997.


INFLATION

     Inflation has not historically had a material impact on the Company's operations.

SEASONALITY

     The operations of the Company are not considered to be seasonal.

                                    PART III



Item 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS.

     The directors, executive officers, promoters and control persons of the Company are as follows:

Name                         Age      Position
----                         ---      --------
Joseph K. Pagano              51      Director, President & Chairman of the Board)
                                      (principal executive officer)

Robert A. Reinhart            47      Vice-President, Chief Financial Officer, Treasurer and
                                      Secretary (principal financial and accounting officer)

Frederick R. Adler            71      Director

Samuel A. Rozzi               50      Director



     Joseph K. Pagano has served as President of the Company since June 1994 and as a consultant and director since 1991. He also served as Chief Financial Officer from June 1994 until July 1997. Mr. Pagano has been a private investor for more than the past five years.

     Robert A. Reinhart is a certified public accountant and has served as Chief Financial Officer and Vice President - Finance of the Company since July 22, 1996 and as Vice-President, Secretary and Treasurer since May 2, 1997. Prior to his employment by the Company, Mr. Reinhart served as the Chief Operating Officer and Chief Financial Officer of DeBoles Nutritional Foods, Inc.. Prior to being engaged by De Boles Nutritional Foods, Inc. in 1992, Mr. Reinhart was a senior manager/engagement executive with a certified public accounting firm located on Long Island, New York.

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

     Samuel A. Rozzi has served as a director most recently since January 13, 1997. He previously served as a director of the Company from 1991 until June 1996. Mr. Rozzi is the President and Chief Executive Officer of Corporate National Realty, Inc., a corporate real estate brokerage and services firm, since April 1988. Mr. Rozzi is a founding partner of D'Angelo, Forrest, Rozzi & Company (a commercial and industrial real estate brokerage firm) and has served as its Treasurer and Secretary since 1973 and is a member of the Executive Committee of its Board of Directors.

     Directors are elected annually by the stockholders. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

     During the fiscal year ended May 31, 1997, the Board of Directors held 4 meetings.



Item 11.    EXECUTIVE COMPENSATION

     The following table discloses the compensation awarded by the Company, for the three fiscal years ended May 31, 1995, 1996 and 1997, to Mr. Joseph K. Pagano, its Chief Executive Officer and Mr. Robert A. Reinhart, its Chief Financial Officer (the "Named Executives"). During fiscal 1997, no other executive officer of the Company received a total salary and bonus that exceeded $100,000 during such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                Annual Compensation
                                 Principal                   Fiscal        -----------------------------        Long-Term and Other
    Name                         Position                     Year         Salary ($)          Bonus ($)        Compensation
    ----                         --------                     ----         ----------          ---------        ------------
Joseph K. Pagano          President and Chairman              1997         $75,000             $ 0               ISOs(2)
                          of the Board (1)                    1996         $75,000             $ 0
                                                              1995         $75,000             $ 0

Robert A. Reinhart        Chief Financial Officer,            1997         $86,000(3)          $25,000           Stock Options(4)
                          Vice-President, Treasurer
                          and Secretary

----------
(1) Mr. Pagano, who was elected President of the Company on June 15, 1994, does not receive a salary for serving as President of the Company. Mr. Pagano does, however, receive a consulting fee of $75,000 per annum and reimbursement of documented expenses incurred on behalf of the Company in connection with his position as a consultant to the Company. See "Item 13. Certain Relationships and Related Transactions"

(2) On May 14, 1996, the Company granted Mr. Pagano an incentive stock option to purchase 217,000 shares the Common Stock of the Company, at $1.625 per share, in substitution for an existing option held by Mr. Pagano. Such option became immediately exercisable on the date of grant.

(3) This dollar amount reflects the pro rata portion of Mr. Reinhart's annual salary rate of $100,000 during the 1997 fiscal year, commencing July 22, 1996, when he was elected Chief Financial Officer.

(4) The Company granted Mr. Reinhart an incentive stock option to purchase 40,000 shares of the Common Stock of the Company at $2.50 per share, which option became immediately exercisable the date of grant. See "Item 13. Certain Relationships and Related Transactions."

The following table discloses information concerning options granted in fiscal 1997 to the Named Executives.


                                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)
                                                                                                            Potential Realizable
                                                                                                           Value at Assumed  Annual
                                      Number of       Percent of                                             Rates of Stock Price
                                     Securities         Total                                                 Appreciation for
                                     Underlying        Options/                                                  Option Term
                                    Options/SARs         SARs          Exercise or                         ------------------------
             Name                     Granted          Granted         Base Price      Expiration Date        5%             10%
             ----                     -------          -------         ----------      ---------------     --------       ---------
Robert A. Reinhart                     40,000          100% (1)       $2.50/share      October 25, 2001    $27,628        $61,051


(1) The Company executed four (4) additional stock option agreements with former officers and/or directors (the "Key Employees") of Bern Communications (the "Subsidiary Options") during the fiscal year ended June 31, 1997, which Subsidiary Options entitled the holders thereof to purchase an aggregate of 1,025,000 shares of the Company's Common Stock, subject to certain limitations and conditions. By that Settlement Agreement, dated August 28, 1997, among the Company, Bern Communications and the Key Employees, such employees terminated the Subsidiary Options. No Subsidiary Options had been exercised at the date of such termination. See "Item 13. Certain Relationships and Related Transactions."


The following table sets froth information concerning the number of options owned by the Named Executives and the value of any in-the-money unexercised options as of May 31, 1997. No options were exercised by the Named Executives during fiscal 1997.

                AGGREGATED OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

                             Number of Securities                               Value of Unexercised
                           Underlying Unexercised                               In-the-Money Options
                           Options at May 31, 1997                              at May 31, 1997 (1)
                      ---------------------------------                 -----------------------------------
Name                  Exercisable        Unexercisable                  Exercisable          Unexercisable
----                  -----------        -------------                  -----------          -------------
Joseph K.             217,000 (2)            -0-                         $1,817,375               -0-
Pagano

Robert A.              40,000 (3)            -0-                             N/A                  -0-
Reinhart

----------

(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the Common Stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. At May 30, 1997, the closing bid price per share of the Common Stock as reported by the OTC Bulletin Board was $2.00.

(2) Incentive stock options granted by the board of directors as of May 14, 1996, under the Company's 1990 Stock Option Plan, having an exercise price of $1.625 per share, which options became immediately vested and exercisable from the date of grant and expire five (5) years after the date of grant.

(3) Incentive stock options granted pursuant to Incentive Stock Option Agreement dated October 25, 1996, as authorized by the Board of Directors at June 12, 1996, having an exercise price of $2.50 per share, which options became immediately vested and exercisable from the date of grant and expire five (5) years after the date of grant.

Director Compensation

     Directors receive no cash compensation for serving on the Board of Directors or for attending Board or Committee, if any, meetings. However, non-employee directors are eligible to be granted non-statutory stock options under the Company's 1990 Stock Option Plan. Nonstatutory stock options may be granted for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company did not have a Compensation Committee of its Board of Directors during fiscal 1997. Decisions as to compensation during fiscal 1997 were made by the Company's Board of Directors. Mr. Pagano served as a member of the Board of Directors during fiscal 1997. None of the other executive officers of the Company served on the Board of Directors or the compensation committee of any other entity, any of whose officers served on the Board of Directors during fiscal 1997.

Stock Option Plans

     The Company adopted the 1990 Stock Option Plan (the "Plan"), which provides for grants of options to purchase up to 1,000,000 shares of Common Stock, as amended by resolution dated June 12, 1996 of the Board of Directors, which options may be granted to employees, consultants, agents and other persons deemed valuable to the Company or any of its subsidiaries. The Plan permits the Board of Directors or the Committee of the Plan, as the case may be, to issue incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("non-ISOs"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422) 10% or more of the outstanding stock of the Company or any subsidiary (a "10% Stockholder"), the exercise price may not be less than 110% of such fair market value. The exercise price of each non-ISO also may not be less than 100% of the fair market value of the Common Stock at the time of grant. Options may not be exercised prior to the first anniversary, or on or after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder), of their grant. Options may not be transferred during the lifetime of the option holder. No stock options may be granted under the Plan after May, 2000.

     The Plan is administered by the Board of Directors and may be administered by a Committee chosen by the Board of Directors. Subject to the provisions of the Plan, the Board of Directors or such Committee, as applicable, has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by option holders upon exercise of an option may be made (as determined by the Board of Directors or the Committee) in cash, or, in certain instances, by shares of Common Stock.

     No options under the Plan were granted to executive officers during the fiscal year ended May 31, 1997.

     The Company from time to time has also granted non-plan options to certain officers, employees and consultants. 40,000 of such options were outstanding at May 31, 1997, having been granted to Mr. Reinhart during fiscal 1997.


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following table sets forth information, as of October 1, 1997 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "Commission")) of the Company's Common Stock of: (i) each person or group (as defined by the Commission) known by the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock; (ii) each director of the Company; (iii) the Named Executives; and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the Company believes that all persons named in the chart have sole voting and investment power over the shares listed.

                                                         Amount and Nature of           Percentage of
Name and Address of Beneficial Owner                     Beneficial Ownership           Common Stock
------------------------------------                     --------------------           ------------
Frederick R. Adler                                            400,000                        7.61%
1520 S. Ocean Blvd.
Palm Beach, FL  33480

Joseph K. Pagano                                            1,422,700(1)                    27.05%
P.O. Box 7785
Aspen, CO  81612

Samuel A. Rozzi                                               397,625(2)                     7.56%
Corporate National Realty
7600 Jericho Turnpike
Woodbury, NY  11797

D.H. Blair Investment Banking Corp.                         1,124,859(3)                     21.39%
44 Wall Street
New York, NY  10005

J. Morton Davis                                             1,124,859(3)(4)                  21.39%
44 Wall Street
New York, NY  10005

Robert A. Reinhart                                             40,000(5)                      0.76%
104 Roy Street
North Massapequa, NY 11758


All directors and officers as a group (4 persons)           2,260,325(6)                     42.98%

----------
(1) Includes: (a) 217,000 shares which may be acquired by Mr. Pagano upon the exercise of an option; (b) 300,000 shares owned by Mr. Rozzi which Mr. Pagano has the right to vote pursuant to proxy; and (c) 50,000 shares owned by one individual which Mr. Pagano has the right to vote pursuant to a proxy.

(2) Mr. Rozzi has granted to Mr. Pagano a proxy to vote 300,000 of these shares.

(3) The information with respect to D.H. Blair Investment Banking Corp. ("Blair"), and J. Morton Davis is based upon Amendment No. 7, dated May 1, 1996, to the Schedule 13D, dated January 31, 1992, filed by such persons with the SEC. The Schedule 13D states that Blair shares voting and investment power over 1,124,859 shares, and Mr. Davis has sole voting and investment power over such 1,124,859.

(4) Includes 8,500 shares owned by Mr. Davis' wife. Mr. Davis disclaims beneficial ownership of the 8,500 shares owned by his wife.

(5) Represents shares which may be acquired by Mr. Reinhart upon the exercise of an option.

(6) Includes an aggregate of 257,000 shares which may be acquired within 60 days upon the exercise of options and 50,000 shares owned by one individual which Mr. Pagano has the right to vote pursuant to a proxy.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 1991, the Company entered into a consulting agreement with Joseph
K. Pagano, effective through July 2, 1993 (the "Consulting Agreement"), which Consulting Agreement has been renewed annually the last five years through July 2, 1998. Mr. Pagano has been retained to assist the Company and Bern Communications in finding a business to acquire and to advise the Company and Bern Communications in the investment of their funds pending such acquisition. The Consulting Agreement initially provided for a monthly consulting fee and non-accountable expense allowance of $6,250 in the aggregate. In May 1992, the consulting Agreement was amended to provide for a monthly consulting fee of $6,250 and reimbursement of documented expenses incurred on behalf of the Company and approved by an officer of the Company. The Consulting Agreement also provides for Mr. Pagano to participate in employee benefit plans and receive fringe benefits generally provided to the Company's senior management and permits the payment to Mr. Pagano of bonuses within the discretion of the Board of Directors. Mr. Pagano was elected President and a director of the Company on June 15, 1994.

     On June 12, 1996, the board of directors of the Company authorized incentive stock options in favor of Mr. Reinhart in connection with his engagement as Chief Financial Officer of the Company and, by agreement dated October 25, 1996, granted Mr. Reinhart incentive stock options to purchase up to 40,000 shares of the Common Stock of the Company, at a purchase price of $2.50 per share, which options to purchase shares of Common Stock were immediately exercisable.

     In June 1996, acting through its wholly-owned subsidiary, the Company acquired Bern. Under such Merger, the former stockholders of Bern received in exchange for each share held by them in such company 1,586,187 shares of the Common Stock of the Company (as adjusted by the Amendment to the Merger, as hereinafter discussed). Following the Merger, the Company investigated possible breaches of the representations and warranties of the Bern stockholders in connection with the Merger and otherwise. As a result of claims made by the Company for such possible breaches, certain of the former stockholders of Bern (the "Settling Stockholders") and the Company agreed to reduce the consideration paid in the merger by way of amendment. The Amendment to Merger was subsequently executed as of June 11, 1996.

     Subsequently, on August 28, 1997, the Settling Stockholders entered in a Settlement Agreement with the Company and Bern Communications (the "Settlement"). The

Settlement provided for the Company to purchase all of the shares of common stock from each Settling Shareholder, which in the aggregate amounted to 676,937 shares at $.50 per share for a total amount of $338,469. In addition, the Company and Bern Communications transferred their right, title and interest in certain computer software programs and certain computer equipment to certain of the Settling Shareholders who were former officers and employees of Bern (the "Settling Employees"). In exchange, all Settling Shareholders signed a general release and the Settling Employees confirmed their prior resignations as officers and/or directors of the Company and/or Bern Communications as well as terminated their respective options to purchase the Company's Common Stock. All shares acquired by the Company pursuant to the Settlement were cancelled, effective as of August 28, 1997.

     Also as a result of the claims asserted by the Company in connection with the representations and warranties of the Bern stockholders with respect to the Merger, the Company and Bern Communications also commenced an action in Supreme Court of Nassau County, New York on or about December 20, 1996, against a former employee/shareholder of Bern and others, seeking an unspecified amount of damages and rescission to recover the shares of the Company's Common Stock issued to such defendants pursuant to the Merger.

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

     Based upon on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 1997 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRIME CELLULAR, INC.

                                       /s/ Joseph K. Pagano
October 31, 1997                       -----------------------------------
                                       Joseph K. Pagano
                                       President