Form 10-Q
period 1997-11-30
PRIME CELLULAR INC
filed 1998-01-20
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

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

                  Yes     _X_      No ___

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan conformed by a court.

                  Yes     ___      No ___


     APPLICABLE ONLY TO CORPORATE ISSUERS: As of January 16, 1998 the Registrant had 4,490,500 shares outstanding of its Common Stock, $.01 par value.

                              PRIME CELLULAR, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION...............................................  3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at November 30, 1997
           (unaudited) and May 31, 1997 (audited)...........................  3

         Consolidated Statements of Operations (unaudited) for the
           three months ended November 30, 1997 and November 30, 1996........ 4

         Consolidated Statements of Operations (unaudited) for the
           six months ended November 30, 1997 and November 30, 1996.........  5

         Consolidated Statements of Cash Flows (unaudited) for
           the six months ended November 30, 1997 and November 30, 1996.....  6

         Notes to Consolidated Financial Statements.........................  7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  9


PART II.  OTHER INFORMATION................................................  11

Item 1.   Legal Proceedings ...............................................  11

Item 6.   Exhibits.........................................................  11

SIGNATURES.................................................................  12

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              PRIME CELLULAR, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                           November 30,     May 31,
                                                              1997            1997
                                                           -----------    -----------
                                                           (unaudited)
ASSETS

Current Assets:

 Cash and Cash Equivalents                                 $   735,079    $   779,216

 Investments                                                 4,978,256      4,969,512

 Accounts Receivables, net of allowance of $0 and $3,500         9,350         44,744

 Notes and Other Receivables                                   253,039        120,102
                                                           -----------    -----------

       Total Current Assets                                  5,975,724      5,913,574


Property and Equipment, net of accumulated
     depreciation of $7,858 and $46,074 as of
     November 30, 1997 and May 31, 1997,
     respectively                                               45,711        176,777


Other Assets                                                     3,600          3,600
                                                           -----------    -----------

TOTAL                                                      $ 6,025,035    $ 6,093,951
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:

    Accounts Payable and Accrued Expenses                  $   250,958    $   366,450

    Deferred Revenue                                                 0         37,638
                                                           -----------    -----------

       Total Current Liabilities                               250,958        404,088
                                                           -----------    -----------

Stockholders' Equity (Deficit):

    Common Stock                                                45,828         59,362

    Additional Paid-In Capital                               5,961,978      6,447,163

    Accumulated Deficit                                       (233,729)      (816,662)
                                                           -----------    -----------

       Total Stockholders' Equity (Deficit)                  5,774,077      5,689,863
                                                           -----------    -----------

TOTAL                                                      $ 6,025,035    $ 6,093,951
                                                           ===========    ===========



           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the three months ended
                                                   -----------------------------
                                                   November 30,     November 30,
                                                       1997             1996
                                                   -----------      ------------

Revenues:

    Equipment                                      $         0      $   445,644

    Service                                            105,579          138,078
                                                   -----------      -----------

       Total Revenues                                  105,579          583,722
                                                   -----------      -----------

Cost of Revenues:

    Equipment                                                0          265,797

    Service                                             14,604           57,502
                                                   -----------      -----------

       Total Cost of Revenues                           14,604          323,299
                                                   -----------      -----------

Gross Profit                                            90,975          260,423



Selling, General and Administrative                    239,152          591,287
                                                   -----------      -----------

Loss From Operations                                  (148,177)        (330,864)
                                                   -----------      -----------

Other Income (Expenses)
Dividend and Interest Income                            82,201           74,611

Interest Expense                                             0           (1,810)

Contract Settlement                                    629,970                0
                                                   -----------      -----------

    Total Other Income                                 712,171           72,801
                                                   -----------      -----------

Net Income (Loss)                                  $   563,994      ($  258,063)
                                                   ===========      ===========

Income (Loss) Per Share of Common Stock            $       .11      $      (.04)
                                                   ===========      ===========


Weighted Average Common Shares
    Outstanding                                      5,184,008        5,936,187
                                                   ===========      ===========


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the six months ended
                                                   -----------------------------
                                                   November 30,     November 30,
                                                       1997             1996
                                                   -----------      ------------

Revenues:

    Equipment                                      $         0      $   622,122

    Service                                            282,277          222,969
                                                   -----------      -----------

       Total Revenues                                  282,277          845,091
                                                   -----------      -----------

Cost of Revenues:

    Equipment                                                0          313,522

    Service                                             34,420          133,947
                                                   -----------      -----------

       Total Cost of Revenues                           34,420          447,469
                                                   -----------      -----------

Gross Profit                                           247,857          397,622



Selling, General and Administrative                    464,420        1,022,498
                                                   -----------      -----------

Loss From Operations                                  (216,563)        (624,876)
                                                   -----------      -----------

Other Income (Expenses)
Dividend and Interest Income                           169,526          148,727

Interest Expense                                             0           (2,355)

Contract Settlement                                    629,970                0
                                                   -----------      -----------

    Total Other Income                                 799,496          146,372
                                                   -----------      -----------

Net Income (Loss)                                  $   582,933      ($  478,504)
                                                   ===========      ===========

Income (Loss )Per Share of Common Stock            $       .11      $      (.08)
                                                   ===========      ===========


Weighted Average Common Shares
    Outstanding                                      5,551,056        5,849,510
                                                   ===========      ===========






           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the six months ended
                                                                           --------------------------
                                                                           November 30,   November 30,
                                                                               1997           1996
                                                                           -----------    -----------
                                                                           (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                          $   582,933    $  (478,504)
                                                                           -----------    -----------
Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
Depreciation                                                                    20,773         16,462
Changes in operating assets and liabilities:
           Accounts receivable                                                  35,394        148,871
           Inventory                                                                 0        117,147
           Prepaid expenses and other receivables                             (132,937)       (27,936)
           Other assets                                                              0            432
           Deferred revenue                                                    (37,638)       162,636
           Accounts payable and accrued expenses                              (115,492)       124,077
                                                                           -----------    -----------
        Total adjustments                                                     (229,900)       541,689
                                                                           -----------    -----------

        Net Cash provided by (used in) Operating Activities                    353,033         63,185
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Disposal of Fixed Assets, net                                      110,293              0
            Increase in Investments                                             (8,744)             0
            Repurchase of Common Stock                                        (498,719)             0
          Purchase of property and equipment                                         0        (80,952)
                                                                           -----------    -----------
        Net Cash provided by (used in) Investing Activities                   (397,170)       (80,952)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of common stock                                     0         75,000
          Net cash acquired from sale of stock                                       0      5,899,261
          Repayment of amounts due to officers                                       0        (62,471)
                                                                           -----------    -----------
                Net Cash provided by (used in) Financing Activities                  0      5,911,790
                                                                           -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                           (44,137)     5,894,023
Cash and Cash Equivalents - Beginning of Period                                779,216        184,684
                                                                           -----------    -----------
Cash and Cash Equivalents - End of Period                                  $   735,079    $ 6,078,707
                                                                           ===========    ===========





           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Company. On June 11, 1996, Prime Cellular Inc. ("Prime") consummated a merger with Bern Associates, Inc. (the "Merger"). Bern Associates, Inc. merged with Prime Cellular Acquisition Corp. ("Acquisition Corp."), and simultaneously Acquisition Corp. changed its name to Bern Communications, Inc. ("Bern"). Under the terms of the merger agreement, as amended, all of the outstanding shares of common stock of Bern Associates, Inc. were exchanged for 1,586,187 shares (the "Merger Consideration") of Prime. The transaction was accounted for as a reverse acquisition whereby Bern was the acquirer for accounting purposes.

     Bern was the sole operating entity of Prime and its subsidiaries (collectively, the "Company"), and engaged in the design, installation, maintenance, service and support of computer systems enabling companies to provide Internet access to their subscribers. Bern also developed Internet software.

     The operations of Bern were discontinued in the quarter ended November 30, 1997. During such period, Bern ceased soliciting further opportunities, did not engage in any further consulting services in connection with its integrated Internet access service business, discontinued all sales of computer hardware and/or software and ceased all "help desk" service operations, which service contracts either expired by their own terms or were mutually terminated by the parties. In addition, the Company reacquired substantially all of the Merger Consideration from the former stockholders of Bern Associates, Inc. and settled certain disputes having arisen out of the Merger, as follows:

          (a) On August 28, 1997, pursuant to a settlement between Prime, Bern and certain former stockholders of Bern Associates, Inc. (the "Settling Shareholders"), Prime purchased all of the common stock from the Settling Shareholders (which in the aggregate amounted to 676,937 shares) at $.50 per share for the aggregate amount of $338,469 (the "Settlement"). In addition, Prime and Bern transferred their respective rights, title and interest in certain computer software programs and computer equipment to certain of the Settling Shareholders, who had been officers and employees of Bern. In exchange, all of the Settling Shareholders signed a general release in favor of the Company and certain of the Settling Shareholders, as applicable, confirmed their prior resignations as officers and/or directors of Prime and/or Bern, as well as terminated their respective options to purchase securities of Prime.

          (b) On October 15, 1997, the company entered into an agreement to purchase 20,500 shares of Prime common stock, for the amount of $10,250, from a former stockholder of Bern Associates, Inc.

          (c) On November 21, 1997, the Company settled outstanding disputes with a former employee/shareholder of Bern Associates, Inc. and a related party, whereby an action commenced by the Company against such persons in the New York Supreme Court was dismissed with prejudice. The settlement provided that in exchange for a payment of $150,000, Prime purchased 656,000 shares of Prime common stock from the settling parties. The former employee/settling party also confirmed and ratified her prior termination as director, officer and employee of Prime and/or Bern and both of the settling parties signed general releases.

          (d) In January 1998, the Company settled with two additional former stockholders of Bern Associates, Inc.

     2. Income Taxes. There was no provision for federal and local income taxes for the three and six month periods ended November 30, 1996 or November 30, 1996 as a result of net operating loss carryforwards. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

     3. Interim Statements. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six months ended November 30, 1997 are not necessarily indicative of the results that will be obtained for the fiscal year ending May 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K for the year ended May 31, 1997 and the Company's report on Form 8K and 8-K/A filed in June 11, 1996 and August 26, 1996, respectively.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, changes in federal or state laws and the administration of such laws and the general condition of the economy and its effect on the securities markets.

Results of Operations

     Bern discontinued its operations during the quarter ended November 30, 1997.

     The Company continues to retain an outside consultant, engaged since 1991 who is also a shareholder and officer of Prime, to assist the Company in finding new business opportunities for the Company.

Three and Six Months Ended November 30, 1997 vs. 1996

     Revenue decreased to $105,579 and $282,277 for the three and six months ended November 30, 1997, respectively, as compared to $583,722 and $845,091 for the three and six months ended November 30, 1996, respectively. This decrease was due to the Company's decision to discontinue all sales of computer hardware and/or software. There were no such sales for the three and six months ended November 30, 1997. Service revenue decreased for the three months ended November 30, 1997 to $105,579 as compared to $138,078 for the three months ended November 30, 1996. This was attributed to the fact that all help desk service contracts were terminated in October 1997. Despite the decline in service revenue for the three months ended November 30, 1997, there was a net increase in service revenue to the Company for the six months ended November 30, 1997 to $282,277, as compared to $222,969 for the six months ended November 30, 1996. This increase resulted from increased monthly service payments to the Company under the service contracts based upon payment formulas providing for a fixed percentage of the customers' revenues (rather than a fixed monthly sum). This increase to customers' revenue resulted from higher Internet usage by such customers' subscribers.

     Gross profit decreased to $90,975 and $247,857 for the three and six months ended November 30, 1997, respectively, as compared to $260,423 and $397,622 for the three and six months ended November 30, 1996, respectively. This decrease was due to the Company's lack of sales of computer hardware and/or software for the six months ended November 30, 1997, offset by one of the Company's customers electing to staff and manage its own "help desk" functions for the five months ended October 31, 1997.

     Dividend and interest income increased to $82,201 and $169,526 for the three and six months ended November 30, 1997, respectively, as compared to $74,611 and $148,727 for the three and six months ended November 30, 1996, respectively. This increase resulted from the Company investing in higher interest bearing instruments during 1997.

     Net income increased to $ 563,994 and $582,933 for the three and six months ended November 30, 1997, respectively, as compared to a net loss of $(258,063) and $(478,504) for the three and six months ended November 30, 1996, respectively. This increase resulted from decreases in cost of revenue and selling, general and administrative expenses, coupled with an increase in interest income for the three and six months ended November 30, 1997 and a negotiated cash payment to Bern by a principal customer with respect to the early termination of its "help desk" service contract with Bern.

     Selling, general and administration expenses decreased to $239,152 and $464,420 for the three and six months ended November 30, 1997, respectively, as compared to $591,287 and $1,022,498 for the three and six months ended November 30, 1996, respectively. This decrease resulted from management's decision to downsize the Company to support only its existing customer base. The service contracts underlying such customer base were subsequently terminated in October 1997, either by the respective terms of such contracts or by mutual agreement of the parties.

Liquidity and Capital Resources

     At November 30, 1997 the Company had approximately $5,713,000 cash and cash equivalent and had working capital of approximately $5,725,000.

     Net cash provided by operating activity aggregated $353,033 for the six months ended November 30, 1997 compared with $63,185 for the six months ended November 30, 1996. The increase in cash provided by operating activities was attributable to an increase of net income of $582,933 from a net loss of $(478,504) for the six months ended November 30, 1997 and November 30, 1996 respectively, offset by a decrease in deferred revenue and accounts payable.

     Net cash used in investing activity aggregated $397,170 for the six months ended November 30, 1997 compared with $80,952 for the six months ended November 30, 1996. The increase in cash usage was attributable to the disposal of fixed assets and the repurchase of the Company's common stock. The cash flow from financing activity of $5,911,790 for the six months ended November 30, 1996 was a result of the Merger between Bern Associates, Inc. and Prime's wholly-owned subsidiary in June 1996.

Inflation

     Inflation has not historically had a material impact on the Company's operations.

Seasonality

     The operations of the Company are not considered to be seasonal.

                                     PART II

                                OTHER INFORMATION



Item 1. Legal Proceedings.

     By a settlement agreement, dated November 21, 1997, the Company settled outstanding disputes with certain former stockholders of Bern Associates, Inc. and dismissed with prejudice that civil action previously commenced by the Company in the Supreme Court of New York, Nassau County with respect to such disputes.

     On or about December 20, 1996, Bern commenced an action in Superior Court of New Jersey, Bergen County, against a former employee, seeking unspecified damages. The Complaint alleges that the former employee breached his obligations as an employee of Bern by, among other things, various acts of dishonesty, breaches of fiduciary duty and corporate waste. Bern also seeks a declaration that the former employment agreement is invalid because it was not properly authorized by Bern. The former employee has filed a separate action against Bern and Prime, seeking unspecified amounts under a purported employment agreement, which action has been consolidated with Bern's action. The parties have entered into settlement negotiations.


Item 6. Exhibits and Reports on Form 8-K


     (a) Exhibits

               Exhibit 27. Financial Data Schedule.

     (b) Reports on Form 8-K

               None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 20, 1998                           PRIME CELLULAR, INC.



                                           By:    /s/ Robert A. Reinhart
                                                  -------------------------
                                                  Robert A. Reinhart,
                                                  Chief Financial Officer