Form 10-Q
period 1998-02-28
PRIME CELLULAR INC
filed 1998-04-14
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    Form 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998

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

     Yes ___ No ___


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 10, 1998 the registrant had 4,490,500 shares outstanding of its Common Stock, $.01 par value.

                              PRIME CELLULAR, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION..............................................  3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at February 28, 1998
           (unaudited) and May 31, 1997 (audited)..........................  3

         Consolidated Statements of Operations (unaudited) for the
           three months ended February 28, 1998 and February 29, 1997....... 4

         Consolidated Statements of Operations (unaudited) for the
           nine months ended February 28, 1998 and February 29, 1997.......  5

         Consolidated Statements of Cash Flows (unaudited) for
           the nine months ended February 28, 1998 and February 29, 1997...  6

         Notes to Consolidated Financial Statements........................  7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  9


PART II.  OTHER INFORMATION................................................ 11

Item 6.    Exhibits........................................................ 11

SIGNATURES................................................................. 12

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              PRIME CELLULAR, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    February 28,
                                                        1998        May 31, 1997
                                                     -----------    ------------
                                                     (unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                          $   505,596    $   779,216
  Investments                                          4,982,557      4,969,512
  Accounts Receivables, net of allowance of $0
        and $3,500, respectively                               0         44,744
  Notes and Other Receivables                            199,309        120,102
                                                     -----------    -----------
      Total Current Assets                             5,687,462      5,913,574
Property and Equipment, net of accumulated
        depreciation of $9,965 and $46,074 as of
         February 28, 1998 and May 31, 1997,
          respectively                                    46,833        176,777
Other Assets                                               1,600          3,600
                                                     -----------    -----------
TOTAL                                                $ 5,735,895    $ 6,093,951
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses              $   104,421    $   366,450
  Deferred Revenue                                             0         37,638
                                                     -----------    -----------
      Total Current Liabilities                          104,421        404,088
                                                     -----------    -----------
Stockholders' Equity:
  Common Stock                                            44,906         59,362
  Additional Paid-In Capital                           5,925,841      6,447,163
  Accumulated Deficit                                   (339,273)      (816,662)
                                                     -----------    -----------
      Total Stockholders' Equity                       5,631,474      5,689,863
                                                     -----------    -----------
TOTAL                                                $ 5,735,895    $ 6,093,951
                                                     ===========    ===========


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the three months ended
                                                  -----------------------------
                                                  February 28,      February 28,
                                                     1998               1997
                                                  -----------       -----------
Revenues:
  Equipment                                       $         0       $   406,277
  Service                                                   0           164,262
                                                  -----------       -----------
      Total Revenues                                        0           570,539
                                                  -----------       -----------
Cost of Revenues:
  Equipment                                                 0           258,228
  Service                                                   0            60,523
                                                  -----------       -----------
      Total Cost of Revenues                                0           318,751
                                                  -----------       -----------
Gross Profit                                                0           251,788

Selling, General and Administrative                   188,255           417,662
                                                  -----------       -----------
Income (Loss) From Operations                        (188,255)         (165,874)
                                                  -----------       -----------
Other Income (Expenses)
  Dividend and Interest Income                         83,578            74,632
  Interest Expense                                       (867)             --
                                                  -----------       -----------
      Total Other Income (Expenses)                    82,711            74,632
                                                  -----------       -----------
Net Income (Loss)                                 $  (105,544)      $   (91,242)
                                                  ===========       ===========
Loss Per Share of Common Stock                    $      (.02)      $      (.02)
                                                  ===========       ===========
Weighted Average Common Shares                      4,536,625         5,936,187
                                                  ===========       ===========
  Outstanding









           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the nine months ended
                                                  -----------------------------
                                                  February 28,      February 28,
                                                     1998               1997
                                                  -----------       -----------
Revenues:
  Equipment                                       $         0       $ 1,028,399
  Service                                             282,277           387,231
                                                  -----------       -----------
      Total Revenues                                  282,277         1,415,630
                                                  -----------       -----------
Cost of Revenues:
  Equipment                                                 0           571,750
  Service                                              34,420           194,470
                                                  -----------       -----------
      Total Cost of Revenues                           34,420           766,220
                                                  -----------       -----------
Gross Profit                                          247,857           649,410

Selling, General and Administrative                   652,675         1,440,160
                                                  -----------       -----------
Income (Loss) From Operations                        (404,818)         (790,750)
                                                  -----------       -----------
Other Income (Expenses)
  Dividend and Interest Income                        253,104           223,359
  Contract Settlement                                 629,970                 0
  Interest Expense                                       (867)           (2,355)
                                                  -----------       -----------
      Total Other Income (Expenses)                   882,207           221,004
                                                  -----------       -----------
Net Income (Loss)                                 $   477,389       $  (569,746)
                                                  ===========       ===========
Loss Per Share of Common Stock                          $. 09       $      (.10)
                                                  ===========       ===========
Weighted Average Common Shares
  Outstanding                                       5,216,628         5,878,085
                                                  ===========       ===========








           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the nine months ended
                                                                        --------------------------
                                                                        February 28,   February 28,
                                                                           1998           1997
                                                                        -----------    -----------
                                                                        (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                       $   477,389    $  (569,746)
                                                                        -----------    -----------
Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
Depreciation and amortization                                                22,880         25,189
Changes in operating assets and liabilities:
            Accounts receivable                                              44,744         44,787
            Inventory                                                          --          268,707
            Prepaid expenses and other receivables                          (79,207)       (71,143)
            Other assets                                                      2,000           (168)
            Deferred revenue                                                (37,638)       100,137
            Accounts payable and accrued expenses                          (262,029)       (19,685)
                                                                        -----------    -----------
                  Total adjustments                                        (309,250)       347,824
                                                                        -----------    -----------
                  Net Cash provided by (used in) Operating Activities       168,139       (221,922)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Disposal of fixed assets, net                                   110,293              0
            Increase in investments                                         (13,045)             0
            Repurchase of common stock                                     (535,778)             0
            Purchase of property and equipment                               (3,229)       (87,546)
                                                                        -----------    -----------
                  Net Cash provided by (used in) Investing Activities      (441,759)       (87,546)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of common stock                                0         75,000
            Net cash acquired from sale of stock (Note 1)                         0      5,899,261
            Repayment of amounts due to officers                                  0        (76,561)
                                                                        -----------    -----------
                  Net Cash provided by Financing Activities                       0      5,897,700
                                                                        -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                       (273,620)     5,588,232
Cash and Cash Equivalents - Beginning of Period                             779,216        184,684
                                                                        -----------    -----------
Cash and Cash Equivalents - End of Period                               $   505,596    $ 5,772,916
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

     Bern,  was  the  sole  operating  entity  of  Prime  and  its  subsidiaries
(collectively, the "Company"), and engaged in the design, installation, maintenance, service and support of computer systems enabling companies to provide Internet access to their subscribers. Bern also developed Internet software.

     The operations of Bern were discontinued in the quarter ended November 30, 1997. During such period, Bern ceased soliciting further opportunities, did not engage in any further consulting services in connection with its integrated Internet access service business, discontinued all sales of computer hardware and/or software and ceased all "help desk" service operations, which service contracts either expired by their own terms or were mutually terminated by the parties. In addition, the Company reacquired substantially all of the Merger Consideration from the former stockholders of Bern Associates, Inc. and settled certain disputes having arisen out of the Merger, as follows:

     (a) On August 28, 1997, pursuant to a settlement between Prime, Bern and certain former stockholders of Bern Associates, Inc. (the "Settling Shareholders"), Prime purchased all of the common stock from the Settling Shareholders (which in the aggregate amounted to 676,937 shares) at $.50 per share for an aggregate of $338,469 (the "Settlement"). In addition, Prime and Bern transferred their respective rights, title and interest in certain computer software programs and computer equipment to certain of the Settling Shareholders, who had been officers and employees of Bern. In exchange, all of the Settling Shareholders signed a general release in favor of the Company and certain of the Settling Shareholders, as applicable, confirmed their prior resignations as officers and/or directors of Prime and/or Bern, as well as terminated their respective options to purchase securities of Prime.

     (b) On October 15, 1997, the Company entered into an agreement to purchase 20,500 shares of Prime common stock for $10,250 from a former stockholder of Bern Associates, Inc.

     (c) On November 21, 1997, the Company settled outstanding disputes with a former employee/shareholder of Bern Associates, Inc. and a related party, whereby an action commenced by the Company against such persons in the New York Supreme Court was dismissed with prejudice. The settlement provided for the purchase by Prime of 656,000 shares of Prime common stock from the settling parties for $150,000. The former employee/settling party also confirmed and ratified her prior termination as director, officer and employee of Prime and/or Bern and both of the settling parties signed general releases.

     (d) On January 14, 1998, the Company settled with two additional former shareholders of Bern Associates, Inc. whereby the Company purchased 92,250 shares of Prime common stock, for $37,060.

                              PRIME CELLULAR, INC.

2. Income Taxes. There was no provision for federal income taxes for the nine month period ended February 28, 1998 as a result of net operating loss carryforwards. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

     3. Interim Statements. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended February 28, 1998 are not necessarily indicative of the results that will be obtained for the fiscal year ending May 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1997 and the Company's report on Form 8-K and 8-K/A filed on June 11, 1996 and August 26, 1996, respectively.

     4. Proposed Merger. The Company has entered into a non-binding Letter of Intent to acquire Cell & Molecular Technologies, Inc., ("Cell & Molecular"), which is engaged in the manufacture and sale of research products for the biotechnology and pharmaceutical industries and the provision of contract research and development services to the biotechnology and pharmaceutical industries. In the transaction, holders of all of the outstanding capital stock of Cell & Molecular would receive 28% of the stock of the Company. An additional 3% of the stock of the Company would be reserved for a stock option plan for employees of Cell & Molecular. The transaction is subject to the negotiation and execution of a definitive merger agreement as well as customary closing conditions, including satisfaction by the parties with the results of their due diligence investigations. The Company currently anticipates that if all closing conditions have been fulfilled, absent unforeseen circumstances, the transaction will be consummated during the fourth fiscal quarter of 1998.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those relating to the Company's growth strategy, successful completion and integration of any future acquisitions; changes in federal or state laws and the general condition of the economy and its effect on the securities markets. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations


     Bern discontinued its operations during the quarter ended November 30, 1997 and the Company has had no active business operations since that date.

     The Company continues to retain an outside consultant, engaged since 1991 who is also a shareholder and officer of Prime, to assist the Company in finding new business opportunities for the Company.


Three and Nine Months Ended February 28, 1998 vs. 1997

     Revenue decreased to $0 and $282,277 for the three and nine months ended February 28, 1998, respectively, as compared to $570,539 and $1,415,630 for the three and nine months ended February 28, 1997, respectively. Gross profit decreased to $0 and $247,857 for the three and nine months ended February 28, 1998, respectively, as compared to $251,788 and $649,410 for the three and nine months ended February 28, 1997, respectively. This decrease in revenue and gross profit in the 1998 period was due to the Company's decision to discontinue its operations during the quarter ended November 30, 1997.

     Dividend and interest income increased to $83,578 and $253,104 for the three and nine months ended February 28, 1998, respectively, as compared to $74,632 and $223,359 for the three and nine months ended February 28, 1997, respectively. This increase resulted from the Company investing in higher interest bearing instruments for the three and nine months ended February 28, 1998.

     For the three months ended February 28, 1998, the Company recorded a net loss of $(105,544) as compared to a net loss of $(91,242) for the three months ended February 28, 1997. For the nine months ended February 28, 1998 the Company recorded a net income of $477,389 as compared to a net loss of $(569,746) for the nine months ended February 28, 1997. The increase in the loss for the three months ended February 28, 1998 as compared to 1997 was due to the Company having no operations during the 1998 period. For the nine months ended February 28, 1998, as compared to 1997, the net income resulted from decreases in cost of revenue and selling, general and administrative expenses, coupled with an increase in interest income and a one time (non-recurring) negotiated cash payment to Bern by a principal customer with respect to the early termination of its "help desk" service contract with Bern.

     Selling, general and administration expenses decreased to $188,255 and $652,675 for the three and nine months ended February 28, 1998, respectively, as compared to $417,662 and $1,440,160 for the three and nine months ended February 28, 1997, respectively. These expenses dropped as a result of the Company's cessation of business operations during the quarter ended November 30, 1997. For the nine months ended February 28, 1998 as compared to the nine months ended February 28, 1997, this decrease resulted from both the cessation of business operations in November 1997 as well as management's decision to downsize the Company to support only its then existing customer base.

Liquidity and Capital Resources

     At February 28, 1998 the Company had approximately $5,490,000 in cash and cash equivalent and had working capital of approximately $5,580,000.

     Net cash provided by operating activity aggregated $168,139 for the nine months ended February 28, 1998 compared with net cash used by operating activity of $221,922 for the nine months ended February 28, 1997. The increase in cash provided by operating activities was attributable to an increase of net income of $477,389 from a net loss of $569,746 for the nine months ended February 28, 1997 respectively, offset by a decrease in accounts payable, deferred revenue and notes and other receivables.

     Net cash used in investing activity aggregated $397,170 for the six months ended November 30, 1997 compared with $80,952 for the six months ended November 30, 1996. The increase in cash usage was attributable to the repurchase of the Company's common stock. As a result of the cessation of operations in November 1997 and the management's decision to downsize the Company, there was no cash flow from financing activities for the nine months ended February 28, 1998. The cash flow from financing activity of $5,894,023 for the six months ended November 30, 1996 was a result of the Merger between Bern Associates, Inc. and Prime's wholly-owned subsidiary in June 1996.


Inflation

     Inflation has not historically had a material impact on the Company's operations.


Seasonality

     The operations of the Company are not considered to be seasonal.

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits.

                 Exhibit 27.  Financial Data Schedule.

        (b)      Reports on Form 8

                 None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 13, 1998                         PRIME CELLULAR, INC.



                                       By: /s/ Robert A. Reinhart
                                           --------------------------
                                           Robert A. Reinhart,
                                           Chief Financial Officer
                                           (duly authorized officer)