Form 10-Q
period 1998-06-30
PRIME CELLULAR INC
filed 1998-08-19
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of _________________to ______________

                         Commission file number: 0-18700

                              PRIME CELLULAR, INC.
             (exact name of Registrant as specified in its charter)

          Delaware                                              13-3570672
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

406 Grand Central Avenue, Lavallette, NJ                          08735
(Address of Principal Executive Office)                         (Zip Code)

Issuer's telephone number, including area code (732)830-7895

               Address: 100 First Stamford Pl., Stamford, CT 06902
                               Fiscal Year: May 31
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      _X_       No ___

     As of August 18, 1998 the registrant had 6,101,500 shares outstanding of its Common Stock, $.01 par value.

                              PRIME CELLULAR, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION............................................. 3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 1998
           (unaudited) and December 31, 1997 (audited).................... 3

         Consolidated Statements of Operations (unaudited) for the
           three months ended June 30, 1998 and June 30, 1997............. 5

         Consolidated Statements of Operations (unaudited) for the
           six months ended June 30, 1998 and June 30, 1997............... 6

         Consolidated Statements of Cash Flows (unaudited) for
           the six months ended June 30, 1998 and June 30, 1997........... 7

         Notes to Consolidated Financial Statements....................... 8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 9


PART II.  OTHER INFORMATION............................................... 11

Item 2.           Changes in Securities and Use of Proceeds............... 11

Item 6.           Exhibits and Reports on Form 8-K........................ 12

SIGNATURES................................................................ 13

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              PRIME CELLULAR, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                    June 30, 1998   December 31, 1997
                                                    ---------------------------------
Assets
     Current Assets
       Cash                                          $  476,451        $  743,683
       Investments                                    5,086,512              --
       Accounts receivable - less allowance
         for doubtful accounts of $10,000 for
         each year                                      331,819           281,332
       Unbilled services                                134,815            65,188
       Inventory                                        157,441           135,077
       Prepaid expenses                                  34,497              --
                                                     ----------        ----------
                                                      6,221,535         1,225,280
                                                     ----------        ----------
     Property and Equipment                           1,465,673         1,117,639
     Less:  Accumulated depreciation                    407,352           321,868
                                                     ----------        ----------
                                                      1,058,321           795,771
                                                     ----------        ----------
     Deferred Financing Costs - net of
       accumulated amortization of $270 and
       $175 for 1998 and 1997, respectively               7,311             7,406
                                                     ----------        ----------

                                                     $7,287,167        $2,028,457
                                                     ==========        ==========


          See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                           June 30, 1998    December 31, 1997
                                                           ----------------------------------
Liabilities and Stockholders' Equity
     Current Liabilities
       Line of credit                                       $        --         $    31,295
       Current maturities of notes payable                       26,257              27,038
       Accounts payable and accrued expenses                    370,448             263,229
       Customer deposits                                        424,779             614,640
       Unearned revenue                                          15,982              52,648
                                                            -----------         -----------
                                                                837,466             988,850
                                                            -----------         -----------
     Non-Current Liabilities
       Notes payable - net of current maturities                334,286             351,111
       Stockholder loans - net of current maturities            421,276             397,627
                                                            -----------         -----------
                                                              1,593,028           1,737,588
                                                            -----------         -----------
     Stockholders' Equity
       Preferred stock                                               --                  10
       Common stock                                              61,015                   8
       Additional paid-in capital                             5,996,041             392,691
       Accumulated deficit                                     (362,917)           (101,840)
                                                            -----------         -----------
                                                              5,694,139             290,869
                                                            -----------         -----------
                                                            $ 7,287,167         $ 2,028,457
                                                            ===========         ===========


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the Three Months Ended
                                                       ---------------------------------
                                                        June 30, 1998      June 30, 1997
                                                       ---------------------------------
Revenue
     Contract revenue                                    $   270,828         $   261,239
     Sale of goods                                           421,486             259,381
                                                         -----------         -----------
                                                             692,314             520,620
                                                         -----------         -----------
Direct Costs
     Contract revenue                                        201,511             145,721
     Sale of goods                                           232,464             173,567
                                                         -----------         -----------
                                                             433,975             319,288
                                                         -----------         -----------
Income after Direct Costs
     Contract revenue                                         69,317             115,518
     Sale of goods                                           189,022              85,814
                                                         -----------         -----------
                                                             258,339             201,332
                                                         -----------         -----------
Other Operating Expenses
     Contract revenue                                        166,996             153,959
     Sale of goods                                           149,121              93,709
                                                         -----------         -----------
                                                             316,117             247,688
                                                         -----------         -----------
Income (Loss) from Operations
     Contract revenue                                        (97,679)            (38,441)
     Sale of goods                                            39,901              (7,895)
                                                         -----------         -----------
                                                             (57,778)            (46,336)
                                                         -----------         -----------
Corporate Activities
     Selling, general and administrative expenses           (157,640)                 --
     Other income                                                 --              11,094
     Interest income                                          81,136               1,200
     Interest expense                                        (26,402)             (1,300)
                                                         -----------         -----------
                                                            (102,906)             10,994
                                                         -----------         -----------
(Loss) Before Provision for Income Taxes                    (160,684)            (35,342)
Provision for Income Taxes                                    13,268                  --
                                                         -----------         -----------
Net (Loss)                                               $  (173,952)        $   (35,342)
                                                         ===========         ===========
Basic and Diluted Earnings Per Share                     $      (.03)        $    (35.34)
                                                         ===========         ===========
Weighted Average Common Shares                             6,101,500               1,000
                                                         ===========         ===========


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Six Months Ended
                                                        ----------------------------------
                                                        June 30, 1998        June 30, 1997
                                                        ----------------------------------
Revenue
     Contract revenue                                    $   608,575         $   763,333
     Sale of goods                                           722,995             433,279
                                                         -----------         -----------
                                                           1,331,570           1,196,612
                                                         -----------         -----------
Direct Costs
     Contract revenue                                        418,312             479,329
     Sale of goods                                           386,393             289,933
                                                         -----------         -----------
                                                             804,705             769,262
                                                         -----------         -----------
Income after Direct Costs
     Contract revenue                                        190,263             284,004
     Sale of goods                                           336,602             143,346
                                                         -----------         -----------
                                                             526,865             427,350
                                                         -----------         -----------
Other Operating Expenses
     Contract revenue                                        321,465             368,583
     Sale of goods                                           256,631             224,343
                                                         -----------         -----------
                                                             578,096             592,926
                                                         -----------         -----------
Income (Loss) from Operations
     Contract revenue                                       (131,202)            (84,579)
     Sale of goods                                            79,971             (80,997)
                                                         -----------         -----------
                                                             (51,231)           (165,576)
                                                         -----------         -----------
Corporate Activities
     Selling, general and administrative expenses           (324,614)                 --
     Other income                                               --                22,188
     Interest income                                         171,905               2,000
     Interest expense                                        (41,410)             (2,500)
                                                         -----------         -----------
                                                            (194,119)             21,688
                                                         -----------         -----------
(Loss) Before Provision for Income Taxes                    (245,350)           (143,888)
Provision for Income Taxes                                    15,727                  --
                                                         -----------         -----------
Net (Loss)                                               $  (261,077)        $  (143,888)
                                                         ===========         ===========
Basic and Diluted Earnings Per Share                     $      (.04)        $   (143.89)
                                                         ===========         ===========
Weighted Average Common Shares                             6,132,250               1,000
                                                         ===========         ===========


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Six Months Ended
                                                            ---------------------------------
                                                             June 30, 1998      June 30, 1997
                                                             --------------------------------
Cash Flows from Operating Activities
     Net (loss)                                             $  (261,077)        $  (143,888)
     Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                           85,579              56,126
         Allowance for doubtful accounts                             --               5,000
         Accrued interest on stockholder loans                   23,649                  --
         Changes in assets and liabilities:
           Accounts receivable                                  (50,487)            124,020
           Unbilled services                                    (69,627)             33,610
           Inventory                                            (22,364)            (21,447)
           Prepaid expenses                                     (34,497)             14,713
           Accounts payable and accrued expenses                107,219                 630
           Customer deposits                                   (189,861)            150,000
           Unearned revenue                                     (36,666)            (88,700)
                                                            -----------         -----------
                                                               (448,132)            130,064
                                                            -----------         -----------
Cash Flows from Investing Activities
     Acquisitions of property and equipment                    (348,034)            (61,799)
     Purchases of investments                                (5,086,512)                 --
                                                            -----------         -----------
                                                             (5,434,546)            (61,799)
                                                            -----------         -----------
Cash Flows from Financing Activities
     Net borrowings on line of credit                           (31,295)             13,262
     Proceeds of notes payable                                       --             100,000
     Payment of deferred financing costs                             --              (7,581)
     Repayments of notes payable                                (17,606)             (5,981)
     Loans from stockholders                                         --             517,150
     Repayments of loans from stockholders                           --             (71,560)
     Stock purchased and retired                                (37,059)                 --
     Net cash acquired from sale of stock                     5,701,406                  --
                                                            -----------         -----------
                                                              5,615,446             545,310
                                                            -----------         -----------
Net Increase (Decrease) in Cash                                (267,232)            613,575
Cash - beginning                                                743,683             133,722
                                                            -----------         -----------
Cash  - end                                                 $   476,451         $   747,297
                                                            ===========         ===========
Supplemental Disclosures
     Cash paid during the year:
         Interest                                           $    17,761         $     4,783
                                                            ===========         ===========
         Income taxes                                       $    15,727         $        --
                                                            ===========         ===========
     Non-cash investing and financing activities:
       Land and building acquired with mortgage             $       --         $   287,600
                                                            ===========         ===========


           See accompanying notes to consolidated financial statements

                              PRIME CELLULAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BUSINESS OPERATIONS AND ORGANIZATION

On May 29, 1998, Prime Cellular, Inc. ("Prime"), a Delaware corporation, consummated a merger (the "Merger") with Cell & Molecular Technologies, Inc., another Delaware corporation ("CMT"), pursuant to which a wholly-owned subsidiary of Prime was merged with and into CMT (collectively, Prime and CMT are referred to hereinafter as the "Company"). Under the terms of the Merger, all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of Common Stock, par value $.01 per share, of Prime, representing approximately 26.4% (after consummation of the Merger) of Prime's issued and outstanding Common Stock.

The Company is engaged in the provision of contract research and development services to the biotechnology and pharmaceutical industries as well as the manufacture and sale of research products for the biotechnology and pharmaceutical industries. The Company maintains an administrative office at 406 Grand Central Avenue, Lavallette, NJ 08735 as well as manufacturing and warehouse facilities in each of Lavalette, New Jersey and Phillipsburg, New Jersey (the "Facilities"), which Facilities are either owned or leased by the Company.

NOTE 2:  UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1997 and the Company's reports on Forms 8K and 8-K/A for the Event dated May 29, 1998.

NOTE 3:  MERGER WITH CELL & MOLECULAR TECHNOLOGIES, INC.

On May 29, 1998, Prime consummated the Merger with CMT pursuant to which CMT became a wholly-owned subsidiary of Prime. The unaudited pro forma information for the six months ended June 30, 1997 set forth below gives effect to the Merger as if it had occurred on January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Merger been consummated on January 1, 1997, nor are they indicative of future results of operations.

                                              Six Months Ended
                                                June 30, 1997
                                              ----------------

Net Sales                                       $ 2,026,978
Net Loss                                          ($106,715)
Net loss per share (basic and diluted)                (0.01)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  Private  Securities  Litigation  Reform  Act of 1995  provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's recent losses; the Company's need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Comparison of Three Months Ended June 30, 1978 to Three Months
Ended June 30, 1997.

Net Sales. Net sales for the three months ended June 30, 1998 were $692,314 as compared to net sales of $530,620 for the three months ended June 30, 1997. This increase of $161,694 was as a result of additional sales of goods and an increase in contract revenue.

Income after Direct Costs. Income after direct costs for the three months ended June 30, 1998 was $258,000 as compared to income after direct costs of $201,332 for the three months ended June 30, 1997. This increase in income after direct costs is the result of increased sales.

Corporate Activities. Corporate activities of $102,906 resulted in a net expense for the three months ended June 30, 1998 as compared to net income of $10,994 for the three months ended June 30, 1997. This decrease of $113,900 resulted from selling, general and administrative expenses acquired in connection with the Merger.

Net Loss. The net loss in the second quarter of 1998 was ($173,952) or (.03) per share based on 6,101,500 weighted average common and common equivalent shares outstanding as compared to a net loss of ($35,342) or (35.34) per share based on 1,000 weighted average common and common equivalent shares outstanding. The increase in net loss was the result of the increase in other operating expenses (attributable to the increased volume of sales) exceeding any increase in income from sales and contract revenue after accounting for direct costs.


Comparison of Six Months Ended June 30, 1978 to Six Months Ended June 30, 1997.

Net Sales. Net sales for the six months ended June 30, 1998 were $1,331,570 as compared to net sales of $1,196,612 for the six months ended June 30, 1997. This increase of $134,958 was from additional sales of goods, offset by a reduction in contract revenue.

Income After Direct Costs. Income after direct costs for the six months ended June 30, 1998 was $526,865 as compared to income after direct costs of $427,350 for the six months ended June 30, 1997. This increase in income after direct costs is the result of additional sales volume and a higher gross profit percentage.

Corporate Activities. Corporate activities of $194,119 resulted in a net expense for the six months ended June 30, 1998 as compared to net income of $21,688 for the six months ended June 30, 1997. This decrease of $215,807 resulted from selling, general and administrative expenses and interest income acquired in connection with the Merger.

Net Loss. The net loss for the six months ended June 30, 1998 was ($261,077) or (.04) per share based on 6,132,250 weighted average common and common equivalent shares outstanding as compared to a net loss of ($143,888) or (143.89) per share based on 1,000 weighted average common and common equivalent shares outstanding. The increase in net loss was the result of an increase in operating expenses attributable to the increased volume of sales, together with the selling, general and administrative expenses acquired as a result of the Merger. Loss from operations, however, was reduced by $114,345 to $51,231 for the six months ended June 30, 1998 as compared to a loss of $165,576 for the six months ended June 30, 1997. This decrease resulted from a sixty-six percent (66%) increase in the sale of goods, partially offset by a twenty percent (20%) reduction in contract revenue.

Liquidity and Capital Resources

During the six months ended June 30, 1998, the Company financed its operations primarily through working capital.

At June 30, 1998 the company had approximately $5,560,000 in cash and investments and had working capital of approximately $5,400,000.

     Net cash used in operating activities aggregated $448,132 for the six months ended June 30, 1998 as compared with net cash provided by operating activities of $130,064 for the six months ended June 30, 1977. The increase in cash used in operating activities was attributable mainly to a greater loss for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 as well as a reduction in customer deposits and an increase in accounts receivable, offset by an increase in accounts payable.

Net cash used in investing activity aggregated $5,434,546 for the six months ended June 30, 1998 compared with $61,799 for the six months ended June 30, 1997. The increase in cash used was attributable to the purchase of approximately $5,000,000 in investments and an increase in the purchase of fixed assets.

     Cash flow from financing activities aggregated $5,615,446 for the six months ended June 30, 1998 as compared to $545,310 for the six months ended June 30, 1997. The increase was due primarily to the Merger which occurred in May 1998.

Impact of the Year 2000

     The Company is currently exploring new operations and financial software packages compatible with the computer related problems with the new millennium, and intends to install such software prior to the end of its current 1998 fiscal year. The Company is also currently assessing the readiness of third party suppliers and customers with any proposed software package to minimize or eliminate any adverse effect on the Company's business in the event customers or suppliers systems have a Year 2000 problem. The Company believes the cost of its investment in any new computer and software packages in response to a potential Year 2000 problem will be immaterial.

                                     PART II

                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     Under the terms of the Merger, on May 29, 1998 the Company issued options to purchase 115,200 shares of its Common Stock under its 1990 Stock Option Plan (the "1990 Plan") to holders of options to purchase shares of CMT's stock, which options had been granted under the stock option plan of CMT.

     Of the 1,611,000 shares issued pursuant to the Merger, an aggregate of 595,500 shares of the Company's Common Stock were issued to affiliates of the Company, who had been stockholders of CMT, in exchange for the shares of CMT owned by such affiliates. The closing bid price for the Common Stock on the date of the Merger was $2.00 per share.

     The shares issued in connection with the Merger were issued in a transaction not involving a public offering and pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act").

     In addition to the options granted in connection with the Merger, on April 20, 1998 the Company issued four (4) year options under its 1997 Stock Option Plan (the "1997 Plan") to an executive officer of the Company, pursuant to which such employee received options to purchase up to an aggregate of 25,000 shares of the Company's Common Stock, at an option price of $2.25 per share. Such options vest in equal annual installments on each of April 20, 1999 and April 20, 2000 and are subject to certain limitations.

     During the six months ended June 30, 1998, the Company issued non-plan options to purchase an aggregate of 150,000 shares of the Company's Common Stock to a director of the Company, which options vested January 16, 1998 and shall be exercisable, at an exercise price of $0.75.

     The options granted during the six months ended June 30, 1998 were granted pursuant to exemptions from registration provided by Sections 2, 3 and/or 4(2) of the Act.

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 27. Financial Data Schedule.

     (b)  Reports on Form 8

     The Company filed a Report on Forms 8-K and 8-K/A with the Commission on June 15, 1998 and August 12, 1998, respectively, with respect to the Merger.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 1998                               PRIME CELLULAR, INC.



                                              By:     /s/ ROBERT A. REINHART
                                                      --------------------------
                                                      Robert A. Reinhart,
                                                      Chief Financial Officer
                                                      (duly authorized officer)