Form 10-Q
period 1998-09-30
PRIME CELLULAR INC
filed 1998-11-19
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    Form 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

 580 Marshall Street, Phillipsburg, NJ 08865
(Address of Principal Executive Office)     (Zip Code)

Registrant's telephone number, including area code (908)387-1673

406 Grand Central Avenue, Lavallette, NJ 08735
(Former Address If Changed Since Last Report)

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes [X]       No [_]

     As of November 18, 1998 the registrant had 6,108,700 shares outstanding of its Common Stock, $.01 par value.

                              PRIME CELLULAR, INC.
                                 AND SUBSIDIARY

                                      INDEX

PART I:   FINANCIAL INFORMATION ...............................................3

Item 1.   Consolidated Financial Information ..................................3

          Consolidated Balance Sheets at September 30, 1998
           (unaudited) and December 31, 1997 (audited) ........................3

          Consolidated Statements of Operations (unaudited) for
           the three months ended September 30, 1998 and
           September 30, 1997 .................................................5

          Consolidated Statements of Operations (unaudited) for
           the nine months ended September 30, 1998 and
           September 30, 1997 .................................................6

          Consolidated Statements of Cash Flows (unaudited) for
           the nine months ended September 30, 1998 and
           September 30, 1997 .................................................7

          Notes to Consolidated Financial Statements ..........................8

Item 2.   Management's  Discussion  and  Analysis  of  Financial
          Condition and Results of Operations .................................9


PART II:  OTHER INFORMATION ..................................................12

Item 2.   Changes in Securities and Use of Proceeds ..........................12

Item 6.   Exhibits and Reports on Form 8-K ...................................12

SIGNATURES ...................................................................13

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                     (Unaudited)
                                                    September 30,   December 31,
                                                         1998            1997
                                                     ---------------------------
Assets
Current Assets
  Cash                                               $  542,307       $  743,683
  Investments                                         5,018,097               --
  Accounts receivable - less allowance
    for doubtful accounts of $10,000 for
    each year                                           255,954          281,332
  Unbilled services                                      35,062           65,188
  Inventory                                             137,420          135,077
  Prepaid expenses                                       29,175               --
                                                     ----------       ----------
                                                      6,018,015        1,225,280
                                                     ----------       ----------

Property and Equipment                                1,528,830        1,117,639
Less:  Accumulated depreciation                         452,064          321,868
                                                     ----------       ----------
                                                      1,076,766          795,771
                                                     ----------       ----------

Deferred Financing Costs - net of
  accumulated amortization of $317 and
  $175 for 1998 and 1997, respectively                    7,264            7,406
                                                     ----------       ----------
                                                     $7,102,045       $2,028,457
                                                     ==========       ==========


          See accompanying notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                    (Unaudited)
                                                   September 30,    December 31,
                                                        1998             1997
                                                   -----------------------------
Liabilities and Stockholders' Equity
 Current Liabilities
  Line of credit                                   $        --      $    31,295
  Current maturities of notes payable                   25,888           27,038
  Accounts payable and accrued expenses                572,751          263,229
  Customer deposits                                    328,409          614,640
  Unearned revenue                                      32,419           52,648
                                                   -----------      -----------
                                                       959,467          988,850
                                                   -----------      -----------

Non-Current Liabilities
  Notes payable - net of current maturities            327,826          351,111
  Stockholder loans - net of current maturities        440,927          397,627
                                                   -----------      -----------
                                                     1,728,220        1,737,588
                                                   -----------      -----------

Stockholders' Equity
  Preferred stock                                           --               10
  Common stock                                          61,087                8
  Additional paid-in capital                         5,997,969          392,691
  Accumulated deficit                                 (685,231)        (101,840)
                                                   -----------      -----------
                                                     5,373,825          290,869
                                                   -----------      -----------
                                                   $ 7,102,045      $ 2,028,457
                                                   ===========      ===========


          See accompanying notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------


                                                     For the Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                         1998           1997
                                                    --------------------------
Revenue
     Contract revenue                               $   753,598    $   895,981
     Sale of goods                                      975,931        774,988
                                                    -----------    -----------
                                                      1,729,529      1,670,969
                                                    -----------    -----------

Direct Costs
     Contract revenue                                   669,724        561,086
     Sale of goods                                      537,894        518,591
                                                    -----------    -----------
                                                      1,207,618      1,079,677
                                                    -----------    -----------

Income after Direct Costs
     Contract revenue                                    83,874        334,895
     Sale of goods                                      438,037        256,397
                                                    -----------    -----------
                                                        521,911        591,292
                                                    -----------    -----------

Other Operating Expenses
     Contract revenue                                   476,627        496,629
     Sale of goods                                      355,435        302,279
                                                    -----------    -----------
                                                        832,062        798,908
                                                    -----------    -----------

Income (Loss) from Operations
     Contract revenue                                  (392,753)      (161,734)
     Sale of goods                                       82,602        (45,882)
                                                    -----------    -----------
                                                       (310,151)      (207,616)
                                                    -----------    -----------

Corporate Activities
     Selling, general and administrative expenses      (442,462)            --
     Other income                                            --         33,281
     Interest income                                    255,313          6,000
     Interest expense                                   (69,496)       (25,000)
                                                    -----------    -----------
                                                       (256,645)        14,281
                                                    -----------    -----------

Loss Before Provision for Income Taxes                 (566,796)      (193,335)

Provision for Income Taxes                               16,595             --
                                                    -----------    -----------
Net Loss                                            $  (583,391)   $  (193,335)
                                                    ===========    ===========

Basic and Diluted Earnings Per Share                $      (.10)   $   (193.34)
                                                    ===========    ===========

Weighted Average Common Shares                        6,126,363          1,000
                                                    ===========    ===========


          See accompanying notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------


                                                      For the Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                          1998           1997
                                                     --------------------------
Revenue
     Contract revenue                                $   145,023    $   132,648
     Sale of goods                                       252,936        341,709
                                                     -----------    -----------
                                                         397,959        474,357
                                                     -----------    -----------

Direct Costs
     Contract revenue                                    251,412         81,757
     Sale of goods                                       151,501        228,658
                                                     -----------    -----------
                                                         402,913        310,415
                                                     -----------    -----------

Income after Direct Costs
     Contract revenue                                   (106,389)        50,891
     Sale of goods                                       101,435        113,051
                                                     -----------    -----------
                                                          (4,954)       163,942
                                                     -----------    -----------

Other Operating Expenses
     Contract revenue                                    155,162        128,046
     Sale of goods                                        98,804         77,936
                                                     -----------    -----------
                                                         253,966        205,982
                                                     -----------    -----------

Income (Loss) from Operations
     Contract revenue                                   (261,551)       (77,155)
     Sale of goods                                         2,631         35,115
                                                     -----------    -----------
                                                        (258,920)       (42,040)
                                                     -----------    -----------

Corporate Activities
     Selling, general and administrative expenses       (117,848)            --
     Other income                                             --         11,093
     Interest income                                      83,408          4,000
     Interest expense                                    (28,086)       (22,500)
                                                     -----------    -----------
                                                         (62,526)        (7,407)
                                                     -----------    -----------

Loss Before Provision for Income Taxes                  (321,446)       (49,447)

Provision for Income Taxes                                   868             --
                                                     -----------    -----------

Net Loss                                             $  (322,314)   $   (49,445)
                                                     ===========    ===========

Basic and Diluted Earnings Per Share                 $      (.05)   $    (49.44)
                                                     ===========    ===========

Weighted Average Common Shares                         6,108,700          1,000
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------


                                                      For the Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                          1998           1997
                                                     --------------------------

Cash Flows from Operating Activities
   Net (loss)                                        $  (583,391)   $  (193,335)
   Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                     130,338         84,189
       Allowance for doubtful accounts                        --          7,500
       Accrued interest on stockholder loans              43,300          7,949
       Stock-based compensation                               --         22,500
       Changes in assets and liabilities:
         Accounts receivable                              25,378         11,477
         Unbilled services                                30,126         33,610
         Inventory                                        (2,343)       (15,302)
         Prepaid expenses                                (29,176)        14,713
         Accounts payable and accrued expenses           309,522        (42,916)
         Customer deposits                              (286,231)       150,000
         Unearned revenue                                (20,229)       (68,664)
                                                     -----------    -----------
                                                        (382,706)        11,721
                                                     -----------    -----------

Cash Flows from Investing Activities
   Acquisitions of property and equipment               (411,190)      (202,406)
   Purchases of investments                           (5,018,097)            --
                                                     -----------    -----------
                                                      (5,429,287)      (202,406)
                                                     -----------    -----------

Cash Flows from Financing Activities
   Net borrowings on line of credit                      (31,295)        11,262
   Proceeds of notes payable                                  --        100,000
   Payment of deferred financing costs                        --         (7,581)
   Repayments of notes payable                           (24,435)       (12,152)
   Loans from stockholders                                    --        517,150
   Repayments of loans from stockholders                      --       (150,207)
   Proceeds from issuance of preferred stock                  --        250,000
   Stock purchased and retired                           (37,059)            --
   Net cash acquired from sale of stock                5,703,406             --
                                                     -----------    -----------
                                                       5,610,617        708,472
                                                     -----------    -----------

Net Increase (Decrease) in Cash                         (201,376)       517,787

Cash - beginning                                         743,683        133,722
                                                     -----------    -----------
Cash - end                                           $   542,307    $   651,509
                                                     ===========    ===========

Supplemental Disclosures
   Cash paid during the year:
       Interest                                      $    26,196    $     7,174
                                                     ===========    ===========

       Income taxes                                  $    16,595    $        --
                                                     ===========    ===========

   Non-cash investing and financing activities:
     Land and building acquired with mortgage        $        --    $   287,600
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

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

The Company is engaged in the provision of contract research and development services to the biotechnology and pharmaceutical industries as well as the manufacture and sale of research products for the biotechnology and pharmaceutical industries. In addition to its executive offices located at 580 Marshall Street, Phillipsburg, NJ 08865, the Company maintains manufacturing and office/warehouse facilities in Lavallette, New Jersey and Phillipsburg, New Jersey (the "Facilities"), which Facilities are either owned or leased by the Company.

NOTE 2: UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1997 and the Company's reports on Forms 8K and 8-K/A filed for the event dated May 29, 1998.

NOTE 3: MERGER WITH CELL & MOLECULAR TECHNOLOGIES, INC.

On May 29, 1998, Prime consummated the Merger with CMT pursuant to which CMT became a wholly-owned subsidiary of Prime. The unaudited pro forma information for the nine months ended September 30, 1997, set forth below gives effect to the Merger as if it had occurred on January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Merger been consummated on January 1, 1997, nor are they indicative of future results of operations.

                                                              Nine Months Ended
                                                              September 30, 1997

Net Sales                                                      $  2,663,794
                                                               ------------
Net Loss                                                           (128,680)
                                                               ------------
Net loss per share (basic and diluted)                                (0.02)
                                                               ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; the highly competitive environment in which the Company operates; and potential entry of new, well-capitalized competitors into the Company's markets. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Comparison of three months ended September 30, 1998 to three months ended September 30, 1997.

Net Sales. Net Sales for the three months ended September 30, 1998 were $397,959 as compared to Net Sales of $474,357 for the three months ended September 30, 1997. This decrease of $76,398 or 16% was a result of a decrease in the sale of goods partially offset by an increase in contract revenue.

Income After Direct Costs. Income after Direct Costs for the three months ended September 30, 1998 was a loss of $(4,954) as compared to Income after Direct Costs of $163,942 for the three months ended September 30, 1997. This decrease in Income after Direct Costs (103%) resulted principally from the Company hiring additional personnel to accommodate an anticipated large increase in contract revenue, which increase in business did not materialize during the three months ended September 30, 1998.

Corporate Activities. Corporate Activities of $62,526 resulted in a net expense for the three months ended September 30, 1998 as compared to a net expense of $7,407 for the three months ended September 30, 1997. This increase in expense resulted from increased selling, general and administrative expenses, partially offset by interest income, realized in connection with the Merger.

Net Loss. Net Loss for the three months ended September 30, 1998 was $(322,314) as compared to a net loss of $(49,447) during the three months ended September 30, 1997. The increase in net loss was the result of an increase in direct costs
- contract revenue which was not absorbed by a proportionate increase in contract revenue and an increase in corporate activity expenses and other operating expenses.

Comparison of Nine Months Ended September 30, 1998 to Nine Months ended September 30, 1997.

Net  Sales.  Net  Sales  for the nine  months  ended  September  30,  1998  were
$1,729,527 as compared to net sales of $1,670,969 for the nine months ended September 30, 1997. This increase of $58,560 or 3% resulted from additional sales of goods, offset by a reduction in contract revenue.

Income After Direct Costs. Income After Direct Costs for the nine months ended September 30, 1998 was $521,910 as compared to Income after Direct Costs of $591,292 for the nine months ended September 30, 1997. This decrease in Income after Direct Costs (12%) was the result of a lower gross profit percentage on the increased sales volume.

Corporate Activities. Corporate Activities was a net expense of $256,645 for the nine months ended September 30, 1998, as compared to net income of $14,281 for the nine months ended September 30, 1997. This increase in expenses resulted from increased selling, general and administrative expenses, partially offset by interest income, realized in connection with the Merger.

Net Loss. Net Loss for the nine months ended September 30, 1998 was $(583,391) as compared to a net loss of $(193,335) for the nine months ended September 30, 1997. This increase in net loss was the result of an increase in operating expenses attributable to the increased volume of shares, together with the selling, general and administrative expenses realized in connection with the Merger. Loss from operations increased by $102,535 to $310,151 for the nine months ended September 30, 1998 as compared to a loss of $207,616 for the nine months ended September 30, 1997. This increase resulted from a 5% decrease in gross profit partially offset by a 3% increase in revenue for the nine months ended September 30, 1998 as compared to September 30, 1997.

Liquidity and Capital Resources

     During the nine months ended September 30, 1998, the Company financed its operations primarily through working capital.

     At September 30, 1998 the company had approximately $5,560,000 in cash and investments and had working capital of approximately $5,100,000.

     Net cash used in operating activities aggregated $382,706 for the nine months ended September 30, 1998 as compared with net cash provided by operating activities of $11,721 for the nine months ended September 30, 1997. The increase in cash used in operating activities was principally attributable to increased losses for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 as well as due to a reduction in customer deposits and an increase in accounts payable.

     Net cash used in investing activity aggregated $5,429,287 for the nine months ended September 30, 1998 as compared with $202,406 for the nine months ended September 30, 1997. The increase in cash used was attributable to the purchase of approximately $5,000,000 in investments and an increase in the purchase of fixed assets.

     Cash flow from financing activities aggregated $5,610,617 for the nine months ended September 30, 1998 as compared to $708,472 for the nine months ended September 30, 1997. The increase was due primarily to the Merger which occurred in May 1998.

Impact of the Year 2000.

The Company is currently exploring new operations and financial software packages compatible with the computer related problems with the new millennium, and intends to install such software within the next few months. The Company is also currently assessing the readiness of third party suppliers and customers with any proposed software package to minimize or eliminate any adverse effect on the Company's business in the event customers or suppliers systems have a Year 2000 problem. Although the Company does not expect significant costs or disruptions to its operations as a result of the inability of any of its suppliers and customers to achieve Year 2000 compliance, the Company cannot predict what effect such noncompliance may have upon the operations of the Company. The Company believes the cost of its investment in any new computer and software packages in response to a potential Year 2000 problem will be immaterial.

                                     PART II

                                OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

     On July 9, 1998, the Company issued options to a director of the Company for purchase of up to an aggregate of 18,000 shares of the Company's Common Stock, which options immediately vested and are exercisable, at an exercise price of $2.00 per share, until July 9, 2002.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 27. Financial Data Schedule.

     (b)  Reports on Form 8

     The Company filed Reports on Forms 8-K and 8-K/A with the Commission with respect to the event dated May 29, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     November 18, 1998        PRIME CELLULAR, INC.



                              By:/s/ Robert A. Reinhart
                                 -----------------------------------------------
                                 Robert A. Reinhart, Chief Financial Officer
                                 (duly authorized officer)