Form 10-K
period 1998-12-31
PRIME CELLULAR INC
filed 1999-04-15
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-18700

                              PRIME CELLULAR, INC.
             (Exact Name of Registrant as specified in its charter)

         Delaware                                          13-3570672
(State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

580 Marshall Street,
Phillipsburg, New Jersey                                     08865
(Address of Principal Executive                            (Zip Code)
Offices)

                                 (908) 387-1673
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
Title of each class                                  on Which Registered

         None                                        Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on April 9, 1999 (based upon the average of the bid and ask prices as reported by the OTC Bulletin Board was approximately $2,688,967.

     As of April 9, 1999, 6,108,700 shares of the registrant's Common Stock, par value $.01 per share were outstanding.

     Documents Incorporated By Reference: Certain portions of the required information under Part III of this Form 10-K will be filed by amendment under cover of Form 10-K/A within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to the Securities Exchange Act of 1934, and are incorporated herein by reference.

                                     PART I

Item 1. Business

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements: The statements contained herein which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements of the Company in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, risks associated with the Company's future growth and operating results, the ability of the Company to successfully integrate newly acquired business operations and personnel into its operations; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental and regulatory laws and other laws and changes in such laws and the administration of such laws; risks associated with government grants and funding of the Company's clients' projects; dependence on certain significant customers; protection of trademarks and other proprietary rights, technological change; competitive factors; unfavorable general economic conditions; "Year 2000" compliance and other factors. Actual results may vary significantly from such forward-looking statements. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

General

     Prime Cellular, Inc. ("Prime"), acting through two divisions of its wholly-owned subsidiary, Cell & Molecular Technologies, Inc. ("CMT" and, together with Prime collectively sometimes hereinafter referred to as the "Company"), is engaged in (1) the provision of contract research and development services to the biotechnology and pharmaceutical industries ("Contract R&D Services") and (2) the manufacture and wholesale distribution of cell culture media and reagents, as well as other research products, for the biotechnology and pharmaceutical industries ("Specialty Media").

     Prime was incorporated under the laws of the State of Delaware in May 1990 and, after having engaged in the acquisition and operation of different business entities subsequent to its initial pubic offering in August 1990, commenced its current business operations when it acquired CMT, by a reverse merger, in May 1998. CMT was incorporated on May 6, 1997 to acquire all of the outstanding stock in each of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Since the reverse merger in May, 1998, CMT has been the sole operating entity of the Company.

     From June 11, 1996 to November 30, 1997, Bern Communications, Inc., a wholly-owned subsidiary of Prime formed pursuant to a merger between Prime and Bern Associates, Inc. consummated in mid-1996, was the sole operating entity of Prime. Bern Communications, Inc. engaged in the design, installation, maintenance, service and support of computer systems enabling companies to provide Internet access to their subscribers. Prime discontinued the operations of Bern Communications, Inc. during the quarter ended November 30, 1997.

     The Company  maintains its  executive  offices,  together with  laboratory,
manufacturing  and   office/warehouse   facilities,   at  580  Marshall  Street,
Phillipsburg, New Jersey 08865 (the "Phillipsburg Facility").

Molecular Cell Science, Contract Research and Development Division

     CMT provides contract research services in molecular and cellular biology and protein purification to customers in the biopharmaceutical research and development ("R&D") industry, designing and performing sophisticated experiments for the customer's particular project.

     CMT utilizes a flexible approach, based on collaborative discussions of the customer research and development goals between representatives of the customer and CMT's staff scientists. Such discussions lead to detailed, milestone-based research proposals that are capable of being periodically modified based on the data collected during each experimental phase. In this manner, the Company believes its dynamic approach augments and complements the customer's own R&D efforts in a cost- and time-effective manner.

     All Contract R&D Services are performed on a fee-for-service basis, providing for payments only after certain research milestones are reached by CMT pursuant to the specific research goals arrived at between CMT and its customer. CMT's does not receive residual or royalty payments for future discoveries or uses involving the materials or services provided by CMT to its contract customers.

     The scientific areas in which CMT offers its Contract R&D Services include the following areas: (1) molecular biology; (2) cell biology and gene expression; (3) mouse genetics; and (4) bioproduction and reagent preparation. CMT also performs assay services for its R&D customers as well as other customers in the biotechnology and pharmaceutical industries, as described below.

     Molecular Biology - CMT engages in state-of-the-art techniques in molecular biology to isolate and characterize genes in order to isolate proteins in connection with the discovery, testing and validation of potential drug candidates. Services performed by CMT range from construction of standard gene libraries (i.e. compilation of the genes contained in an individual cell) to expression of clone novel genes (i.e. identification of specific functions with particular genes or gene sequences). CMT's staff scientists are experts in modern techniques of molecular biology, including without limitation, construction of cDNA expression libraries, single cell cDNA libraries, genomic DNA libraries, size selected, normalized, subtraction libraries and other custom gene libraries. In addition, CMT's expertise includes molecular cloning and related functions, including the cloning of novel and known cDNAs, the cloning of promoters and enhancers and the isolation of genomic loci and gene trapping.

     Cell Biology and Gene Expression - CMT's facilities and techniques generate cell cultures for use in connection with today's "high throughput" screening assays, which testing utilizes automation or robotics to test large quantities of cells very rapidly. Employing increasingly sophisticated and sensitive molecular biology techniques being developed in the industry, CMT's staff scientists design and engineer highly unique cell lines for drug-screening assays and the expression of novel genes. Engineered cell lines are used throughout the biotechnology and pharmaceutical industries to determine the function of genes and to screen, identify and develop potential drug candidates. CMT's services include (i) cDNA expression cloning systems, (ii) expression of recombinant proteins in each of Eschenchia coli, yeast, Mammalian Cells and Insect Cells and Baculovirus, (iii) preparation of cell-based assays involving receptor binding, transcriptional activation--reporter genes, signal transduction pathways and transcription factor translocation assays, and (iv) affinity purification of epitope-tagged proteins.

     Mouse Genetics - CMT engineers animal models of human diseases for use in the identification and validation of potential drug candidates. The advent of transgenic mouse technology has allowed biologists to study the impact of gene deletions, mutations, and additions in a whole-animal system whose genetics are well understood and can be easily manipulated. CMT builds upon this foundation by constructing sophisticated gene deletion and gene insertion models that can be used to study normal and abnormal gene functions by altering or mutating a specific gene in the animal.

     CMT is proficient in all aspects of applied mouse genetics, including (i) gene targeting, involving generation of Murine Embryonic Stem Cell lines, of gene deletion mice and gene insertion mice and (ii) cultivation of Transgenic mice and mice with specific mutations for use as disease models.

     Bioproduction and Reagent Preparation - CMT possesses multifaceted cell culture and fermentation capabilities and expertise, enabling CMT to produce whole cells, cellular fractions or biological molecules for research and assay purposes. These materials are used by companies in the biotechnology and pharmaceutical industries in "high throughput" screening assays to sort through chemical libraries for potential drug candidates and to identify and validate probable new drug candidates.

     CMT has developed bioproduction techniques and processes to move research cell lines to the manufacturing floor. Incorporating cell banking through upstream and downstream process development (including without limitation Cell Culture Scale-Up and Protein Purification), CMT delivers a well-characterized process.

     Using its flexible cell culture facility, CMT prepares reagents derived from a broad range of host cell types (including whole cells, cellular fractions, or purified biomolecules proteins) properly formatted for further characterization or for use in screening assays. CMT's facilities give CMT both adherent (flasks, roller bottles, cell factories) and suspension (spinners, bioreactors) culture capabilities as well as bioreactor capacity to 150 liters, fractionation and purification capabilities. Its facilities are well-equipped with dynamic loop process water system (including ultrafiltration, carbon adsorption, multiple rounds of ion exchange, and double distillation), warm/cold rooms, laminar-flow hoods, centrifuges and cellular cryopreservation and storage.

     CMT has developed low-enzyme and no-enzyme cell dissociation treatments, which it has sold both directly and via private label arrangements with other companies supplying products in this market. Such dissociation techniques involve the removal and transfer of cells from solid substrates (such as the surface of a tissue culture flask or plate) to a new substrate in order that the cultured cells can continue to grow normally and avoid the use of enzymes (such as trypsin) that may over time and overuse sever the protein complexes binding the cell to its substrate and hamper new attachment.

     Assay Services - Accurate determination of biological activity, measured using assays based on cellular substrates, is an increasingly important tool in biopharmaceutical discovery, development, and quality control. Assays performed by CMT include, without limitation, (i) Enzyme- Linked Immuno-Sorbtion Assays, (ELISA) (ii) Ligand Binding Assays, (iii) Transcriptional Activation Assays,
(iv) Cell Proliferation Assays and (v) Custom Reporter Gene Cell Assays. These assays are used for a variety of purposes including but not limited to monitoring the production of specific biomolecules, determining the biological function of specific genes and screening and identifying small chemical compounds as potential drug candidates.

Specialty Media Division

     The Specialty Media Division of CMT develops, manufactures, and markets high quality research products, providing custom-formulated cell culture media, products for gene transfer and expression, and media and reagents for serum-free cell culture, mouse embryo culture, and mouse embryonic stem cells. The Specialty Media Division also identifies and develops research products and reagents in response to customer feedback and as a result of the Company's activities in connection with its Contract R&D Services as well as in collaboration with academic research institutions through the National Institute of Health (NIH) funded grant support.

     CMT manufactures and distributes media and reagents in the following principal areas:

     Mouse Embryo Media - The genetic manipulation of early stage mouse embryos allows research scientists to develop animal models for disease states for the purpose of elucidating the function of genes which have similarities to human functions. CMT manufactures media and reagents to support the growth of mouse embryos. In addition to "standard" formulations CMT has developed novel media formulations working in collaboration with Harvard University under NIH funded grants. These formulations are licensed to CMT by Harvard pursuant to a license agreement expiring in October 1999. CMT believes that such license can be renewed at such time, however, there can be no assurances that it will be renewed. Traditionally manufactured as liquids CMT has also developed a powder format greatly extending the shelf life and opening the possibility for overseas shipment and distribution.

     Unique Products for General Cell Cultures - A significant portion of the sales revenue of the Specialty Media Division are derived from several unique products developed by CMT. Cell culture freezing media allows research scientists to cryogenically archive important cell lines for future use. CMT's line of enzyme free cell dissociation solutions allow researchers to remove cells from the vessels on which they are grown while retaining the functionality of the proteins on their surface. This enables the cells to be used in assays which rely on cell surface receptors. CMT also markets a kit containing all of the reagents necessary to introduce foreign genes into cells, genetically altering the cell line. These unique products are directly marketed by Specialty Media and are also sold by other companies under private label.

     Custom Media Manufacture - CMT actively engages in the production of custom formulations, with a minimum volume of only 2 liters. It is frequently the case that research scientists need to vary the components of the nutrient broths in which cells are grown. This need is met by CMT through its ability to formulate complex media in a timely fashion and in low volumes. CMT believes that its low minimum volume requirements have enabled it to enter a niche not otherwise occupied by the several larger companies advertising such custom capabilities.

Customers

     Molecular Cell Science, Contract Research and Development Division

     CMT provides its Contract R&D Services to manufacturers in the biotechnology and pharmaceutical industries and to hospitals, universities and other research institutions. For the years ended December 31, 1998 and 1997, Merck & Co., Inc. accounted for approximately 11% and 24% of the Company's total annual revenues, respectively. In addition, research projects with Columbia University accounted for approximately 5% of the Company's total receivables at December 31, 1998. Management believes that such customers will continue to account for a significant portion of the Company's revenues in the 1999 fiscal year, although there can be no assurance. The loss of these or any other significant customers of the CMT's Contract R&D Services could have a material adverse effect on the Company's business.

     Specialty Media Division

     CMT provides Specialty Media to manufacturers in the biotechnology and pharmaceutical industries and to hospitals, universities and other research institutions. For the years ended December 31, 1998 and 1997, Life Technologies, Inc. accounted for approximately 13% and 11% of the Company's total annual revenues, respectively. In addition, specialty media sold to Sigma Biosciences, Life Technologies, Inc., NIH and Columbia University
     accounted for approximately 20%, 14%, 12% and 5% of the Company's total receivables at December 31, 1998, respectively. Management believes that such customers will continue to account for a significant portion of the Company's revenues in the 1999 fiscal year, although there can be no assurance. The loss of these or any other significant customers for CMT's Specialty Media Division could have a material adverse effect on that segment of the Company's business.

Sales and Marketing

     Molecular Cell Science, Contract Research and Development Division

     The Molecular Cell Science Division has focused on providing basic and pre-clinical contract research and development. Given the rapid development of molecular biology techniques and pace of drug discovery, the Company believes that biotechnology and pharmaceutical companies are now focusing on drug discovery as opposed to basic research and that there is an increasing trend among companies in the pharmaceutical industry to outsource their research & development projects. Such outsourcing is due to (i) the quantity of research and development projects necessary to stay competitive in the industry, (ii) reduced "in-house" staffs as a result of corporate down-sizing, (iii) the expense and risk inherent in conducting research and development internally and
(iv) the expanded capabilities and flexibility offered by third party research companies without the associated overhead.

     The pattern for outsourcing among the large pharmaceutical companies has been to expand from pre- and post- approval activities (including clinical trial management, manufacturing, quality control, packaging, etc.) toward research & development. At the front end of the development process, drug discovery based on rapid-throughput synthesis and screening technologies is typically effected by very large companies. On the other end, smaller technology companies tend to provide access to "enabling" technologies that facilitate the process of target identification and lead compound synthesis and identification. CMT intends to address the perceived opportunity for combination of these high-throughput discovery technologies and the relatively mature market for pre- and post-approval services. Because of the broad, multi-disciplinary range of customer needs during this phase of research and development, the Company believes that CMT's synthesis of multiple biologically based capabilities makes it well positioned in the industry.

     The Company believes that, through rapid growth by expanding state-of-the-art facilities, recruiting world class scientists, and developing and acquiring new technologies, CMT can benefit from the growing contract research market.

     CMT's sales efforts are coordinated by the management staff of the Molecular Cell Science Division of CMT, whose duties include client contact and the preparation and submission of project proposals.

     Specialty Media Division

     CMT's Specialty Media Division has directed its products to specialized aspects of the cell culture market. The Company believes that, while the overall available revenues from these areas is less than other areas of the market, the potential margin are greater. Moreover, in serving these areas, CMT has built up significant customer loyalty and name recognition, despite relatively minimal marketing activities.

     CMT's sales efforts are coordinated by the Vice President of Research Products of CMT, whose duties include oversight of production development, direct sales and distributor arrangements. The Company also utilizes the services of PGC Scientifics and VWR Scientific, national distributors of research products, which are responsible primarily for sales to customers not serviced regularly by management. Such distributors are compensated through sales commissions.


Manufacturing, Suppliers, and Inventory

     The manufacturing as well as order fulfillment and shipping functions with respect to the Specialty Media Division are accomplished at the Phillipsburg Facility. The raw materials used in the manufacturing process are purchased from a variety of third-party suppliers. The Company believes that CMT has numerous alternative sources  of  supplies  with  respect  to all  critical  components  used  in the
manufacturing   process.   CMT  maintains  adequate  inventory  at  the
Phillipsburg Facility to support its direct marketing needs.

Competition

     Generally,  CMT  competes  with a  combination  of  national  and  regional companies ranging from large companies engaging in contract research and development or reagent services to companies specializing in one particular aspect of research and development or media production. Some of these companies have captured a significant, and in certain cases controlling, share of the research products and the transgenic mouse outsourcing markets. Many of such competitors have achieved significant national, regional and local brand name and product recognition as well and engage in frequent and extensive advertising and promotional programs, both generally and in response to efforts by other competitors entering the market or existing competitors introducing new products. Many of these companies have substantially greater financial, technical, marketing, personnel and other resources than CMT.

     The Company believes that entry barriers to these markets are significant, involving the high costs of specialized scientific equipment, the need to recruit highly trained professional scientific staff with industrial and academic experience, and the ability to offer a wide range of services and expertise. The ability to compete successfully in the industry is affected by these and other factors, including without limitation price of services, ease of use, reliability, customer support, geographic coverage and industrial and general economic trends. In addition, much the research and development work involves customers dependent on government grants and other institutional funding.

     The Company believes that CMT can compete effectively based on its ability to provide its customers with both (i) contract R&D Services for early stage/pre-clinical research and development in the pharmaceutical and biotechnology industries and (ii) the preparation of reagents for cell culture, molecular biology, and mouse genetics in the international academic and industrial research markets. The Company believes that, although there are a number of large competitors that have substantially greater resources than CMT, such competitors have well established businesses in only one of these two areas. Available contract research services have for the most part focused on delivering routine technology at low cost. These services have flourished because by maximizing the load on their equipment and labor resources, they can reduce the customer's in-house cost. However, such economies of scale are achieved at a cost to the customer who remains for the most part responsible for defining protocol and overseeing its implementation to insure that the results are useable to the customer's in-house projects. [In contrast, CMT offers, in addition to the full range of research and development services, complete experimental design and consultation throughout the performance of the Contracted R&D Services].

     Molecular Cell Science, Contract Research and Development Division

     The Company believes that the Contract R&D Service business can be divided into four markets, consisting of the (i) low end R&D, (ii) specialty R&D, (iii) high end R&D and (iv) technology platform R&D, as follows:

     Low End R&D - Services performed in this market are characterized by low margins and strong competition and are technical and mechanical in nature. These services tend not to lead to higher end, more complex projects. This market is comprised of small local vendors, some of which have grown to cover larger markets. CMT offers a wide range of services in this area, including those offered by its competitors.

     Specialty R&D - Services performed in this market tend to be technically and/or target focused. These services seldom lead to new and more complex projects. While a number of CMT's services touch upon this market, CMT tends to offer a broader focus with its services.

     High End R&D - Services performed in this market tend to be high margin, highly skilled technical and mechanical matters, requiring significant intellectual input and problem solving and access to well recognized academics. These services often require the development of new high end technologies and lead to more complex projects. Such projects can be used as a launch pad for developing proprietary technologies. The Company believes that CMT is well positioned to participate in this market, offering expert research services, consultation at all stages of the project and problem solving abilities.

     Technology Platform R&D - This market is comprised of companies which have based their business on performing drug screening and/or licensing their proprietary technology to companies for their in-house screening programs. These relationships are generally associated with significant licensing costs and downstream royalties. The application and/or licensing of such proprietary technology platforms involve large contracts and is highly competitive. Competition arises from the development of alternative and competing technologies designed to yield results ever more quickly and inexpensively. CMT is active in this market as well, developing novel technology platforms through research performed for its own account, licensing arrangements as well as through collaborative small business research grants. CMT's proprietary technologies are principally focused on the rapid identification, expression and characterization of genes and proteins for use in the screening and discovery efforts of potential drug candidates in the biotechnology and pharmaceutical industries.

     Specialty Media Division

     The Company believes that the Specialty Media market is dominated by a few very large companies with a number of minor participants. Historically, the revenue producers in the Specialty Media market have been a limited number (fewer that 20) of manufacturers of public-domain media formulations (mostly developed in the 1960's) and the Fetal Bovine Serum (FBS) which has been used to supplement media. The Company believes that competition in this area is mostly on a price basis.

Government Regulation

     The Company and its business operations is subject to many laws and governmental regulations and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

     Environmental Regulation - The Company's operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. CMT operates a manufacturing facility. Although the Company believes that such facility is in substantial compliance with all applicable material environmental laws, it is possible that there are material environmental liabilities of which the Company is unaware. If the costs of compliance with the various existing or future environmental laws and regulations including any penalties which may be assessed for failure to obtain necessary permits, exceed the Company's budgets for such items, the Company's business could be adversely affected. In additions, liability to third parties could have a material adverse effect on the Company's business.

     Potential Environmental Cleanup Liability - The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. Furthermore, certain business operations of CMT also involve shipping hazardous waste off-site for disposal. As a result, the Company could be subject to liability under these statutes. Furthermore, there can be no assurance that Prime or CMT will not be subject to liability relating to manufacturing facilities owned or operated by them currently or in the past.

     Permits - In connection with its business operations, CMT has obtained permits from the New Jersey Department of Environmental Protection (NJDEP) as both a hazardous waste and medical waste generator. CMT believes that its compliance with such regulations, however, is on a voluntary basis inasmuch as its operations produce insufficient levels of chemical waste. The Company further believes that none of its medical waste is deemed infectious. In addition, CMT has obtained a permit from the Nuclear Regulatory Commission for the use of radioisotopes in connection with CMT's research functions.

     Other Regulations - In addition to the foregoing, the Company may be subject to various other federal, state and local regulatory and licensing requirements as the same are promulgated from time to time by the Environmental Protection Agency, Federal Drug Administration, Nuclear Regulatory Commission, the New Jersey Department of Environmental Protection and other federal, state and local regulatory agencies. Failure of the Company to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants.

     The Company has made, and will continue to make, capital and other expenditures necessary to monitor and to comply with any applicable regulations. For the year ended December 31, 1998, no material expenditures by the Company were necessary with respect to such matters.

Trademarks, Proprietary Information and Patents

     CMT utilizes various proprietary information in connection with the providing of its services and the manufacture and sale of its products. In that connection, CMT has a trademark application currently pending before the United States Patent and Trademark Commission with respect to one of its products. CMT has also developed processes and formulas with respect to cell and embryo culture media and reagents, and gene expression systems that it believes are proprietary to it. The Company relies on customary principles of "work-for-hire" as well as technical measures to establish and protect the ideas, concepts, and documentation of its proprietary technology and know-how and, in certain instances, has entered into non-disclosure agreements with its employees. Such methods, however, may not afford complete protection, and there can be no assurance that third parties will not independently develop such know-how or obtain access to the Company's know-how, ideas, concepts, and documentation. Although the Company believes that its technology has been developed independently and does not infringe on the proprietary rights of others, there can be no assurance that the technology does not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. In the case of infringement, the Company would, under certain circumstances, be required to modify its products or obtain a license. There can be no assurance that the Company will have the financial or other resources necessary to defend successfully a patent infringement or other proprietary rights infringement action or that it could modify its products or obtain a license if it were required to do so. Failure to do any of the foregoing could have a material adverse effect on the Company. If the Company's products or technologies are deemed to infringe upon the rights of others, the Company could be liable for damages, which could have a material adverse effect on the Company.

Product Liability

     As a manufacturer of certain products, the Company may be exposed to product liability claims by consumers. Although the Company has obtained product liability insurance coverage in the aggregate amount of $2.0 million, ($1 million per occurrence), and is in the process of procuring an umbrella policy, there can be no assurance that such insurance will provide coverage for any claim against the Company or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against the Company, unavailability or insufficiency of insurance coverage could have a material adverse effect on the Company. Moreover, any adverse publicity arising from claims made against the Company, even if such claims were not successful, could adversely affect the reputation and sales of the Company's products and services.

Employees

     As of April 9, 1999, the Company had twenty-one (21) full-time and two (2) part-time employees. Of such employees, five (5) are executive employees, two
(2) are engaged in customer support, nine (9) are engaged in research and development and media production, one (1) is engaged in sales and marketing, two
(2) are engaged in warehouse, shipping and receiving, and four (4) (including the two part-time employees) are engaged in accounting and administration. None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has a good relationship with its employees.

History of Prime Cellular, Inc.

     Prime was organized in May 1990 to provide management services, including business planning, marketing, engineering, design and construction consulting services, to rural service area cellular telephone licensees. However, preferences of owners of construction permits and the deterioration in general economic conditions subsequent to Prime's initial public offering in early August 1990 negatively impacted Prime's business plan and Prime soon determined that it was prudent for it to explore other uses for Prime's funds.

     Prime initially analyzed potential investments in debt and equity instruments of entities involved in either the cellular or related industries and subsequently expanded its search to include entities involved in non-cellular operations. Since 1991, Prime has retained an outside consultant, who is also a shareholder and currently a director and officer of the Company, under an agreement renewable each July to assist it in finding new business opportunities for the Company.

     On June 11, 1996, a wholly-owned subsidiary of Prime consummated a merger (the "Bern Merger") with Bern Associates, Inc. ("Bern") pursuant to that certain Merger Agreement, dated May 14, 1996 (the "Bern Agreement"), by and among Prime, its subsidiary, Bern and all of the stockholders of Bern. Bern's business consisted principally of designing, installing, maintaining, servicing and supporting computer systems to enable regional telephone companies to provide Internet access to their subscribers as well as developing Internet software. Bern offered its customers an integrated Internet access solution comprised of off-the-shelf computer hardware and accessories, systems integration, billing software and twenty-four hour subscriber support. Bern also provided network management services to regional telephone companies already offering Internet access. After the Bern Merger, Prime's subsidiary changed its name to "Bern Communications, Inc." ("Bern Communications"). The Merger was accounted for as a reverse acquisition whereby Bern Communications was treated as the acquirer for financial reporting purposes. During the year ended May 31, 1997 Bern Communications was the sole operating entity of Prime.

     On August 28, 1997, Prime entered into a settlement (the "Settlement") with former stockholders of Bern ("Bern stockholders") for alleged breaches of certain representations and warranties made by the Bern Stockholders with respect to the Bern Merger as well as for on-going disputes concerning the operations and direction of the business of Bern Communications. Pursuant to the Settlement, Prime (i) purchased all of the shares of common stock in Prime held by the Bern Stockholders as a result of the Prime Merger, at a purchase price of $.50 per share (the market price on the date of such purchase), aggregating 676,937 shares of common stock for an aggregate amount of $338,469, (ii) transferred to certain Bern Stockholders all right and title to the intellectual property rights with respect to the computer software program WEBSITENOW and certain computer hardware used in the development of such software program. In exchange, such Bern Stockholders signed a general release and, to the extent applicable, confirmed their prior resignations as officers and/or directors of the Company and/or Bern Communications as well as terminated their respective options to purchase the Company's Common Stock. All shares acquired by the Company pursuant to the settlement were cancelled, effective as of August 28, 1997.

     Following the Settlement, Bern Communications ceased soliciting further opportunities or engaging in any further consulting services in connection with its integrated Internet access system. Moreover, all sales of computer hardware and/or software of Bern Communications were discontinued effective as of the

Settlement. Bern Communications did nevertheless continue to provide help desk functions as well as network management services pursuant to its existing contractual arrangements. All such contractual arrangements were terminated on or about November, 1997.

     On May 29, 1998, a newly formed wholly-owned subsidiary of Prime acquired, by merger, CMT. Pursuant to the Merger Agreement, dated May 29, 1998 (the "CMT Agreement"), the subsidiary was merged into CMT and all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of Common Stock, par value $.01 per share, of Prime (the "CMT Merger"), representing approximately 26.4% (after consummation of the Merger) of Prime's issued and outstanding Common Stock. The CMT Merger was accounted for as a reverse acquisition whereby CMT was treated as the acquirer for financial reporting purposes. Since the CMT Merger, CMT has been the sole operating entity of Prime.

     In connection with the CMT Merger, the Company changed its fiscal year end from May 31, to December 31, which year end corresponds with the fiscal year end for CMT.

     On December 22, 1998, each of Prime Cellular of Florida, Inc. and Bern Communications, Inc., as wholly-owned subsidiaries of Prime no longer conducting business, merged with and into Prime pursuant to a short-form affiliate merger.


Item 2.  Properties

     Since June 1998, the Company's executive offices have been located at 580 Marshall Street, Phillipsburg, New Jersey 08865, which property consists of approximately 6,651 square feet of laboratory, manufacturing and office/warehouse space. The property is owned by the Company, having been acquired in connection with the CMT merger subject to a mortgage and note, dated February 10, 1997, in the aggregate principal amount of $287,600. As of March 31, 1999, the balance due under the note is $275,974.

     During the 1998 fiscal year, the Company ceased using the office space located at 100 First Stamford Place, Stamford CT 06902 (the "Stamford Office") and the administration offices and executive research laboratory located at 406 Grand Central Avenue, Lavallette, NJ 08735 (the "Lavallette Facility"). The Lavallette Facility is leased from a stockholder of the Company pursuant to a sublease. The underlying lease does not expire until November, 1999. The Company has nonetheless entered into an oral agreement with the landlord to terminate the lease at April 30, 1999. Until the lease is terminated, the Company is continuing to pay rent. The monthly rent for the Lavallette Facility is $1,200. Payments of rent are made directly to the landlord on behalf of the sublessor.

Item 3.  Legal Proceedings

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

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

                                                 High                 Low
                                                 ----                 ---
       Year Ended December 31, 1998

      First Quarter..........................   $ 3.875             $ 0.625
      Second Quarter.........................     3.50                1.25
      Third Quarter..........................     2.75                1.00
      Fourth Quarter.........................     1.50                0.25

      Year Ended December 31, 1997

      First Quarter..........................   $ 4.25              $ 2.00
      Second Quarter.........................     4.75                1.00
      Third Quarter..........................     1.50                0.50
      Fourth Quarter.........................     0.75                0.375


     On April 9, 1999, the average of the bid and ask prices for the Company's Common Stock was $1.1875, as reported by the OTC Bulletin Board. As of April 9, 1999, there were 6,108,700 shares of Common Stock outstanding. The Company believes that there are in excess of 450 beneficial owners of its Common Stock, whose shares are held of record or in street name.

Dividend Policy

     To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Company currently intends to retain all earnings, if any, to finance the Company's continued growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Shares

     In connection with the CMT Merger consummated on May 29, 1998, all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of the Company's Common Stock. The exchange of shares by the Company was made in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act").

Item 6. Selected Financial Data

     The following selected financial data at and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 has been derived from the Company's audited financial statements for each of the years other than the year ended December 31, 1994. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Report.

Statement of Income Data:

                                                                 Year Ended December 31,
                                      -------------------------------------------------------------------------------
                                         1998             1997             1996             1995             1994
                                      -----------      -----------      -----------      -----------      -----------
Revenue .........................     $ 2,127,233      $ 2,180,190      $ 1,471,221      $ 1,526,391      $ 1,021,840
                                      ===========      ===========      ===========      ===========      ===========
Net income (loss) ...............       (698,674)        (209,621)          (62,617)     $    56,709      $    22,068
                                      ===========      ===========      ===========      ===========      ===========
Income (loss) per share
Basic and Diluted ...............          $(.16)           $(.17)           $(.07)      $       .06      $       .02
                                      ===============================================================================

Balance Sheet Data:
                                                                              At December 31,
                                                       --------------------------------------------------------
                                                       1998          1997          1996         1995       1994
                                                       ----          ----          ----         ----       ----
             Total assets....................       11,825,683    2,028,457      706,964       443,191    460,600
             Long-Term debt..................          826,024      748,738        3,872       120,152    168,614

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     In conjunction with the consummation of the CMT Merger on May 29, 1998, all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of common stock, par value of $.01 per share of Prime, representing approximately 26.4% (after consummation of the Merger) of Prime's issued and outstanding common stock. This transaction was accounted for as a reverse acquisition whereby

CMT was the acquirer for accounting purposes. The assets and liabilities were recorded at their historical amounts from the date of acquisition. The historical consolidated financial statements prior to May 29, 1998 are those of CMT with all common stock data restated into the equivalent capital structure of Prime.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

     Revenue for the year ended December 31, 1998 was $2,127,233 as compared to $2,180,190 for the year ended December 31, 1997. This 2% or $52,957 decrease in revenue was a result of a $144,212 or 14% increase in sales of goods, reduced by a $197,169 or 18% decrease in contract revenue. The decrease in contract revenue was due to the Company's decision in early 1998 to transition the majority of the research work from subcontractors to in-house. This staffing up of personnel and building out additional laboratory space was a major focus in 1998.

     Income after direct costs for the year ended December 31, 1998 was $668,976 as compared to $838,476 for the year ended December 31, 1997. This $169,500 or 20% decrease in income after direct costs was a result of a $147,421 or 36% increase from sales of goods, reduced by a $316,921 or 74% decrease from contract revenue. This decrease in income after direct costs for the contract revenue segment resulted principally from the Company hiring additional personnel to accommodate an anticipated large increase in contract revenue, which increase in business did not materialize in 1998.

     Corporate activities for the year ended December 31, 1998 resulted in a net expense of $148,765 as compared to a net income of $9,897 for the year ended December 31, 1997. This net increase in expense resulted from selling, general and administrative expenses, partially offset by interest income, realized in connection with the CMT Merger.

     As a result of the foregoing, the net loss increased to ($698,674) for the year ended December 31, 1998 as compared to a net loss of ($209,621) for the year ended December 31, 1997.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

     Revenue for the year ended December 31, 1997 was $2,180,190 as compared to $1,471,221 for the year ended December 31, 1996. This 48% or $708,969 increase in revenue was a result of $523,019 or 87% increase in contract revenue. The increase in contract revenue was due to management's decision to aggressively market the Company's Contract R&D Services to the biotechnology and pharmaceutical industries.

     Income after direct costs for the year ended December 31, 1997 was $838,476 as compared to $537,983 for the year ended December 31, 1996. This $300,493 or 56% increase in income after direct costs was a result of a $95,598 or 30% increase from sales of goods plus a $204,895 or 91% increase from contract revenue. The increase in contract revenue was due to the aggressive marketing of this segment's services to the pharmaceutical and biotechnology industries while controlling direct costs.

     Corporate activities for the year ended December 31, 1997 resulted in a net income of $9,897 as compared to a net expense of $42,449 for the year ended December 31, 1996. This net increase in income resulted from $44,375 of other income for the year ended December 31, 1997 whereas other income for the year ended December 31, 1996 was a net expense of $36,554. This net increase was reduced by an increase of interest expense to $47,427 for the year ended December 31, 1997 as compared to $7,077 for the year ended December 31, 1996 as a result of increased borrowings in 1997.

     Net loss for the year ended December 31, 1997 was ($209,621) as compared to a net loss of ($62,617) for the year ended December 31, 1996. The increase in net loss was the result of other operating expenses - contract revenue increasing to $610,388 or 123% for the year ended December 31, 1996 as a result of the contract revenue segment expanding its support structure to sustain a larger volume of business.

Liquidity and Capital Resources

     At December 31, 1998, the Company had approximately $5,400,000 in cash and short term investments. Although the Company had a working capital deficit of approximately $100,000, the Company had, as of March 1999, readily marketable investment securities of approximately $5,000,000 in other assets.

     Net cash used by/provided by operating activities aggregated ($746,523) and $359,684 for the years ended December 31, 1998 and 1997, respectively. The $1,106,207 increase in cash used by operating activities was principally attributable to increased losses for the year ended December 31, 1998 as compared to 1997 as well as due to a reduction in customer deposits partially offset by an increase in accounts payable and accrued expenses.

     Net cash used in investing activity aggregated ($746,523) for the year ended December 31, 1998 as compared with ($447,936) for the year ended December 31, 1997. The increase in cash used was attributable to the purchase of approximately $5,200,000 in investments and certificate of deposits reduced by approximately $546,000 of cash acquired in connection with the CMT Merger and a decrease of approximately $100,000 of purchased fixed assets for the year ended December 31, 1998.

     Cash flow from financing activities aggregated $5,102,253 for the year ended December 31, 1998 as compared to $698,213 for the year ended December 31, 1997. The increase was due primarily to the $5,000,000 proceeds of a collateralized investment loan in 1998 offset by approximately $500,000 in loans from stockholders in 1997 which was not repeated in 1998.

Inflation

     Inflation has historically not had a material effect on the Company's operations.

Year 2000

     The Company continues to explore new operations and financial software packages that are Year 2000 compliant and intends to install such software during the second and third quarters of the 1999 fiscal year with respect to CMT. The system for Prime was updated prior to the end of the 1998 fiscal year. The Company is also currently assessing the compatibility with third party suppliers and customers of any proposed software package to minimize or eliminate any adverse effect on the Company's business in the event customers or suppliers systems have a Year 2000 problem. Although the Company does not expect significant costs or disruptions to its operations as a result of the inability of any of its suppliers and customers to achieve Year 2000 compliance, the Company cannot predict what effect such noncompliance may have upon the operations of the Company.

     The Company does not expect expenditures relating to the year 2000 issues to be material and does not expect costs associated with the year 2000 to have a significant impact on the Company's results of operations or financial position. However, there can be no assurance that the Company will not experience unexpected difficulties in connection with the year 2000 or that the systems of other companies on which the Company's systems rely will be timely converted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


Item 8.  Financial Statements and Supplementary Data

     This  information  appears in a separate  section of this report  following
Part IV.


Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

     Information with respect to matters set forth in Item 304 of Regulation S-K was previously reported by the Company in its reports on Forms 8-K and 8-K/A for the event dated December 23, 1998, filed with the Securities & Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The required information under this Item 10 will be filed by amendment under cover of Form 10-K/A within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 11.  Executive Compensation

         The required information under this Item 11 will be filed by amendment under cover of Form 10-K/A within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        The required information under this Item 12 will be filed by amendment under cover of Form 10-K/A within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

         The required information under this Item 13 will be filed by amendment under cover of Form 10-K/A within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to the Securities Exchange Act of 1934, and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              (a)    Exhibits

         Exhibit No.

       3.1    Certificate  of   Incorporation,   as  amended,   incorporated  by
              reference to Exhibit 3.1 of the Company's Registration Statement on Form S-18 (Registration No. 33-35537-NY)

       3.2 By-laws of the Company, incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-18 (Registration No. 33-35537-NY)

       10.1 1990 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-18 (Registration No. 33-35537-NY)

       10.2 Consulting Agreement, dated July 2, 1991, among the Company, Prime Cellular of Florida, Inc. and Joseph K. Pagano (the "Consulting Agreement") (1)

       10.3   Amendment to Consulting Agreement (1)

       10.4   Agreement  and Plan of Merger,  dated as of May 14,  1996,  by and
              among  the  Company,   Prime  Cellular   Acquisition  Corp.,  Bern
              Associates, Inc. and the stockholders of Bern (2)

       10.5 Registration Rights Agreement, dated June 10, 1996, between Registrant and the Bern Stockholders (2)

       10.6 Escrow Agreement, dated June 10, 1996, between Registrant and the Bern Stockholders (2)

       10.7 Indemnification Agreement, dated June 10, 1996 between Registrant and the Bern Stockholders (2)

       10.8   Amendment to Merger Agreement, dated October 1, 1996 (3)

       10.9   Settlement Agreement, dated August 28, 1997 (3)

       10.10 Agreement and Plan of Merger, dated as of May 29, 1998, by and among the Company, CMT Acquisition Corp., Cell & Molecular Technologies, Inc. and the stockholders of Cell & Molecular Technologies, Inc. (4)

       10.11 Mortgage dated February 6, 1997, with respect to premises located at 580 Marshll Street, Phillipsburg, NJ 08865, assumed by the Company in connection with the CMT Merger (*)

       10.12 Form of Employment Agreement dated May 22, 1997 between Cell & Molecular Technologies, Inc. and Thomas Livelli (*)

       27     Financial Data Schedule (for SEC use only)


----------

     (1) Incorporated by reference to the comparable exhibit contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

     (2) Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from, the Company's Report on Form 8-K dated June 11, 1996.

     (3) Incorporated by reference to the applicable exhibit contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

     (4) Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from, the Company's Report on Form 8-K for the event dated May 29, 1998.

     (*) Filed herewith



          (b)  Report on Form 8-K.

     Form 8-K with respect to the event dated December 23, 1998 was filed by the Company during its fiscal quarter ended December 31, 1998 (and followed by Form 8-K/A in the first quarter of 1999) to report on the change in the Company's principal independent accountants.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Table of Contents
================================================================================


                                                                         Page
                                                                         ----


Independent Auditors' Report                                                 F-1


Consolidated Financial Statements
    Balance Sheets
         December 31, 1998 and 1997                                    F-2 - F-3

    Statements of Operations
         For the Years Ended December 31, 1998, 1997 and 1996                F-4

    Statements of Changes in Stockholders' Equity
         For the Years Ended December 31, 1998, 1997 and 1996                F-5

    Statements of Cash Flows
         For the Years Ended December 31, 1998, 1997 and 1996          F-6 - F-7


Notes to Consolidated Financial Statements                            F-8 - F-22

                          Independent Auditors' Report



To the Board of Directors and Stockholders
Prime Cellular, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Prime Cellular, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Cellular, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.



/s/ RAICH ENDE MALTER LERNER & CO.

RAICH ENDE MALTER LERNER & CO.
East Meadow, New York
April 1, 1999

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
================================================================================

                                                                           December 31,
                                                                    -------------------------
                                                                        1998          1997
                                                                    -------------------------
Assets
     Current Assets
       Cash                                                         $    84,146   $   743,683
       Certificate of deposit - restricted                              200,000            --
       Investment securities                                          5,096,557            --
       Accounts receivable - net of allowance for doubtful
         accounts of $20,000 and $10,000 for 1998 and 1997,
         respectively                                                   305,575       281,332
       Unbilled services                                                 23,799        65,188
       Inventory                                                        116,991       135,077
       Prepaid expenses                                                   8,728            --
                                                                    -----------   -----------

                                                                      5,835,796     1,225,280
                                                                    -----------   -----------

     Property, Plant and Equipment                                    1,522,516     1,117,639
     Less:  Accumulated depreciation and amortization                   518,792       321,868
                                                                    -----------   -----------

                                                                      1,003,724       795,771
                                                                    -----------   -----------
     Other Assets
       Investment securities receivable                               4,978,947            --
       Deferred financing costs - net of accumulated amortization
         of $365 and $175 for 1998 and 1997, respectively                 7,216         7,406
                                                                    -----------   -----------

                                                                      4,986,163         7,406
                                                                    -----------   -----------







                                                                    $11,825,683   $ 2,028,457
                                                                    ===========   ===========

================================================================================

                                                                                        December 31,
                                                                                ----------------------------
                                                                                    1998            1997
                                                                                ----------------------------
Liabilities and Stockholders' Equity
     Current Liabilities
       Collateralized investment loan                                           $  5,000,000    $         --
       Note payable - bank                                                           160,000              --
       Line of credit                                                                   --            31,295
       Current maturities of long-term debt                                           25,533          27,038
       Accounts payable and accrued expenses                                         427,313         263,229
       Customer deposits                                                             270,143         614,640
       Unearned revenue                                                               42,387          52,648
                                                                                ------------    ------------

                                                                                   5,925,376         988,850

     Long-Term Debt - net of current maturities                                      324,164         351,111

     Stockholder Loans - net of unamortized discount
       of $37,515 and $116,748 for 1998 and 1997,
       respectively                                                                  501,860         397,627
                                                                                ------------    ------------

                                                                                   6,751,400       1,737,588
                                                                                ------------    ------------

     Stockholders' Equity
       Preferred Stock - $.01 par value, 5,000,000 shares
         authorized - none issued                                                         --              --
       Common Stock - $.01 par value, 20,000,000 shares authorized, 6,108,700 and 1,611,000 shares issued
         and oustanding in 1998 and 1997, respectively                                61,087          16,110
       Additional paid-in capital                                                  5,813,710         376,599
       Accumulated (deficit)                                                        (800,514)       (101,840)
                                                                                ------------    ------------

                                                                                   5,074,283         290,869
                                                                                ------------    ------------

                                                                                $ 11,825,683    $  2,028,457
                                                                                ============    ============




See notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
================================================================================

                                                               For the Years Ended
                                                                   December 31,
                                                    -----------------------------------------
                                                        1998          1997           1996
                                                    -----------------------------------------
Revenue
     Contract revenue                               $   928,686    $ 1,125,855    $   602,836
     Sales of goods                                   1,198,547      1,054,335        868,385
                                                    -----------    -----------    -----------

                                                      2,127,233      2,180,190      1,471,221
                                                    -----------    -----------    -----------

Direct Costs
     Contract revenue                                   815,947        696,195        378,071
     Sales of goods                                     642,310        645,519        555,167
                                                    -----------    -----------    -----------

                                                      1,458,257      1,341,714        933,238
                                                    -----------    -----------    -----------

Income After Direct Costs
     Contract revenue                                   112,739        429,660        224,765
     Sales of goods                                     556,237        408,816        313,218
                                                    -----------    -----------    -----------

                                                        668,976        838,476        537,983
                                                    -----------    -----------    -----------

Other Operating Expenses
     Contract revenue                                   699,977        610,388        273,133
     Sales of goods                                     434,728        427,606        272,380
                                                    -----------    -----------    -----------

                                                      1,134,705      1,037,994        545,513
                                                    -----------    -----------    -----------

Research and Development
     Contract revenue                                    38,307         10,000          5,000
     Sales of goods                                      35,360         10,000          5,000
                                                    -----------    -----------    -----------

                                                         73,667         20,000         10,000
                                                    -----------    -----------    -----------

(Loss) from Segment Operations
     Contract revenue                                  (625,545)      (190,728)       (53,368)
     Sales of goods                                      86,149        (28,790)        35,838
                                                    -----------    -----------    -----------

                                                       (539,396)      (219,518)       (17,530)
                                                    -----------    -----------    -----------

Corporate Activities
     Selling, general and administrative expenses      (267,761)            --             --
     Other income                                            --         44,375        (36,554)
     Interest income                                    223,381         12,949          1,182
     Interest expense                                  (104,385)       (47,427)        (7,077)
                                                    -----------    -----------    -----------

                                                       (148,765)         9,897        (42,449)
                                                    -----------    -----------    -----------

(Loss) Before Provision for Income Taxes               (688,161)      (209,621)       (59,979)

Provision for Income Taxes                               10,513             --          2,638
                                                    -----------    -----------    -----------

Net (Loss)                                          $  (698,674)   $  (209,621)   $   (62,617)
                                                    ===========    ===========    ===========


Basic and Diluted Net (Loss) Per Share              $      (.16)   $      (.17)   $      (.07)
                                                    ===========    ===========    ===========


Weighted Average Shares Outstanding                   4,308,180      1,255,500        900,000
                                                    ===========    ===========    ===========



See notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
                            For the Years Ended December 31, 1998, 1997 and 1996
================================================================================

                                                        Common Stock           Additional       Retained
                                                 --------------------------     Paid-In         Earnings
                                                    Shares         Amount       Capital         (Deficit)        Total
                                                 ------------------------------------------------------------------------
Balance - January 1, 1996                            900,000    $     9,000    $    (8,990)*   $   170,398    $   170,408
   Net (loss)                                             --             --             --         (62,617)       (62,617)
                                                 -----------    -----------    -----------     -----------    -----------

Balance - December 31, 1996                          900,000          9,000         (8,990)        107,781        107,791
   Issuance of stock                                 900,000          9,000        241,000              --        250,000
   Discount on stockholder loan                           --             --        120,199              --        120,199
   Contribution of shares back to the Company       (270,000)        (2,700)         2,700              --             --
   Stock grants                                       81,000            810         21,690              --         22,500
   Net (loss)                                             --             --             --        (209,621)      (209,621)
                                                 -----------    -----------    -----------     -----------    -----------

Balance - December 31, 1997                        1,611,000         16,110        376,599        (101,840)       290,869
   Options exercised                                   7,200             72          1,928              --          2,000
   Recapitalization resulting from merger          4,490,500         44,905      5,494,092              --      5,538,997
   Adjustment of discount on stockholder loans            --             --        (58,909)             --        (58,909)
   Net (loss)                                             --             --             --        (698,674)      (698,674)
                                                 -----------    -----------    -----------     -----------    -----------

Balance - December 31, 1998                        6,108,700    $    61,087    $ 5,813,710     $  (800,514)   $ 5,074,283
                                                 ===========    ===========    ===========     ===========    ===========


* Negative additional paid-in capital results from the restatement of common stock related to the issuance of shares resulting from the merger.


See notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows                                Page 1 of 2
================================================================================

                                                                   For the Years Ended
                                                                      December 31,
                                                       -----------------------------------------
                                                           1998           1997           1996
                                                       -----------------------------------------
Cash Flows from Operating Activities
     Net (loss)                                        $  (698,674)   $  (209,621)   $   (62,617)
     Adjustments to reconcile net (loss) to
       net cash provided by (used for)
       operating activities:
         Depreciation                                      183,959        112,078         68,302
         Amortization                                          190            175             --
         Loss on sale of fixed assets                           --             --         41,258
         Increase in allowance for doubtful accounts        10,000         10,000             --
         Accrued interest on stockholder loans              45,324         17,826             --
         Stock-based compensation                               --         22,500             --
         (Increase) decrease in:
           Accounts receivable                             (34,243)       (16,428)       (99,581)
           Unbilled services                                41,389        (31,578)       (33,610)
           Inventory                                        18,086        (57,375)       (20,542)
           Prepaid expenses                                   (765)        14,713         (9,967)
         Increase (decrease) in:
           Accounts payable                                 42,969        (44,374)        245,192
           Customer deposits                              (344,497)       614,640             --
           Taxes payable                                        --           (800)       (13,394)
           Unearned revenue                                (10,261)       (72,072)       124,720
                                                       -----------    -----------    -----------

                                                          (746,523)       359,684        239,761
                                                       -----------    -----------    -----------


Cash Flows from Investing Activities
     Acquisitions of property and equipment               (347,173)      (447,936)      (100,774)
     Proceeds from sale of fixed assets                         --             --         21,675
     Cash acquired in connection with merger               546,484             --             --
     Purchase of certificate of deposit                   (200,000)            --             --
     Purchase of investment securities                  (5,014,578)            --             --
                                                       -----------    -----------    -----------

                                                        (5,015,267)      (447,936)       (79,099)
                                                       -----------    -----------    -----------


See notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows                                Page 2 of 2
================================================================================


                                                                  For the Years Ended
                                                                      December 31,
                                                       -----------------------------------------
                                                           1998          1997           1996
                                                       -----------------------------------------
Cash Flows from Financing Activities
     Net borrowings (repayments) on line of credit     $   (31,295)   $     5,605    $     2,591
     Proceeds of notes payable                             160,000        100,000             --
     Payment of deferred financing costs                        --         (7,581)            --
     Repayments of notes payable                           (28,452)       (16,754)       (42,799)
     Loans from stockholders                                    --        517,150             --
     Repayments of loans from stockholders                      --       (150,207)       (30,806)
     Issuance of stock                                          --        250,000             --
     Proceeds of collateralized investment loan          5,000,000             --             --
     Options exercised                                       2,000             --             --
                                                       -----------    -----------    -----------

                                                         5,102,253        698,213        (71,014)
                                                       -----------    -----------    -----------

Increase (Decrease) in Cash                               (659,537)       609,961         89,648

Cash - beginning                                           743,683        133,722         44,074
                                                       -----------    -----------    -----------

Cash - end                                             $    84,146    $   743,683    $   133,722
                                                       ===========    ===========    ===========


Supplemental Disclosures Cash paid during the year:
       Interest                                        $    58,742    $     9,565    $     7,077
                                                       ===========    ===========    ===========


       Income taxes                                    $    11,935    $        --    $     2,638
                                                       ===========    ===========    ===========


     Non-cash investing and financing activities:
       Land and building acquired with mortgage        $        --    $   287,600    $        --
                                                       ===========    ===========    ===========


     Inconnection with the merger on May 29,
       1998, the following assets (liabilities) were
       acquired by the acquiring entity for
       accounting purposes:
         Cash                                          $   546,484
         Investment in U.S. Treasury Note                5,060,926
         Other current assets                                7,963
         Property and equipment                             57,704
         Accumulated depreciation                          (12,965)
         Accounts payable and accrued expenses            (121,115)
                                                       -----------

                                                       $ 5,538,997
                                                       ===========



See notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements      December 31, 1998, 1997 and 1996
================================================================================

1 -  Organization of the Company and Nature of its Operations

     On May 29, 1998, Prime Cellular, Inc. ("Prime"), a Delaware corporation, consummated a merger (the "Merger") with Cell & Molecular Technologies, Inc. and subsidiary, pursuant to which a wholly-owned subsidiary of Prime was merged with and into CMT (collectively, Prime and CMT are referred to hereinafter as the "Company"). Under the terms of the Merger, all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of common stock, par value of $.01 per share, of Prime, representing approximately 26.4% (after consummation of the Merger) of Prime's issued and outstanding common stock. This transaction was accounted for as a reverse acquisition whereby CMT was the acquirer for accounting purposes. The assets and liabilities were recorded at their historical amounts from the date of acquisition. The historical consolidated financial statements prior to May 29, 1998 are those of CMT with all common stock data restated into the equivalent capital structure of Prime.

     The Company is comprised of two separate divisions (segments) that provide goods and services in the domestic biotechnology and pharmaceutical industries. The Specialty Media Division ("SM") is a manufacturer and wholesaler of cell culture media and reagents. The Molecular Cell Science Division ("MCS") provides research services to pharmaceutical companies and other molecular and cell biology research and development entities.

2-   Summary of Significant Accounting Policies

     a. Principles of Consolidation - The consolidated financial statements include the accounts of Prime Cellular, Inc. and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.

     b. Cash and Cash Equivalents - Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

     c. Investment Securities - Investment securities consist of U.S. Treasury Notes and U.S. Treasury Notes Receivable from counter parties in repurchase agreements. All investment securities are defined as held-to-maturity under the provisions of Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities and, as such, have been reported at amortized cost plus accrued interest.

     d. Inventory - Inventory, consisting of cell culture media, reagents and related packaging material, is stated at the lower of cost (first-in, first-out method) or market.



                                                                       Continued

     e. Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Amortization of leasehold improvements is provided on the straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

     f. Deferred Financing Costs - Financing costs, principally incurred in connection with the mortgage on Company premises, are amortized on a straight-line basis over the duration of the related loan.

     g. Revenue Recognition - The Company records revenues from fixed-price contracts extending over more than one accounting period on a percentage-of-completion basis. Percentage of completion is determined based on the proportion of completed costs to total anticipated costs on each contract. If it is determined that a loss will result from the performance of a contract, the entire amount of estimated loss is charged against income in the period in which the determination is made. In general, prerequisites for billings are established by contractual provisions including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services arise when services have been rendered but clients have not been billed. Similarly, unearned revenue represents amounts billed in excess of revenue recognized.

     h. Research and Development Costs - Research and development costs are expensed as incurred unless they are reimbursed under specific grants in which case the grant reduces the cost of research and development. Total expenditures on research and development for 1998, 1997 and 1996 were approximately $213,000, $20,000 and $10,000, respectively, of which approximately $140,000 was refunded by government agencies for 1998.

     i. Income Taxes - The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carryforwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

     j. Advertising Costs - All costs relating to advertising and marketing are expensed in the period incurred. Advertising costs during 1998, 1997 and 1996 were $24,099, $12,726, and $56,342.

     k. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.




                                                                       Continued

     l. Earnings Per Share - The accompanying financial statements include earnings per share calculated as required by Financial Accounting Standards No. 128 Earnings Per Share which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock to the extent such conversion would be dilutive. Common stock equivalents, consisting of stock options, were excluded from the computation for the years ended December 31, 1998 and 1997 because of their anti-dilutive effect.

     m. Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to the market price at the date of the grants.

     n. Segments - The accompanying financial statements include segment disclosure as required by Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information, which expands and modifies disclosures but has no impact on consolidated financial position, results of operations or cash flows.

     o.   Reclassification  - Certain  amounts  from the prior  years  have been
          restated  to  conform  to  the  current  year's  presentation.   These
          reclassifications have no effect on previously reported income.

3 -  Inventory

     Inventory consists of the following:

                                                         December 31,
                                                  -------------------------
                                                    1998             1997
                                                  -------------------------

     Finished Goods                               $ 55,784         $ 74,469
     Packaging Materials                            31,566           32,458
     Raw Materials                                  29,641           28,150
                                                  --------         --------

                                                  $116,991         $135,077
                                                  ========         ========




                                                                       Continued

4 -  Repurchase Agreement

     On November 20, 1998, the Company bought a U.S. Treasury Note for $4,942,187 plus accrued interest of $11,050 and simultaneously resold it for $5,000,000 pursuant to a Repurchase Agreement ("Repo") with Goldman, Sachs & Co. The Repo requires the Company to repurchase the security on February 26, 1999 for $5,000,000 plus accrued interest at 4.7%. Pursuant to Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company has accounted for the Repo as collateralized debt and, therefore, has reported the security as an investment security receivable and the related $5,000,000 obligation as a collateralized investment loan.

5 -  Investment Securities

     At December 31, 1998, the Company held investments in securities which were classified as held-to-maturity. These securities included both a security due within one year and a security receivable pursuant to a repurchase agreement with a maturity date beyond one year. The security with a maturity date within one year is classified as Investment securities and is included within Current Assets at amortized cost plus accrued interest. The security with a maturity date beyond one year is classified as a non-current Investment security receivable and is stated at amortized cost plus accrued interest.

     The   held-to-maturity   securities  at  December  31,  1998  included  the
     following:

                                                       Amortized
                                                         Cost       Fair Value
                                                     -------------------------

Investment Securities - current
   U.S. Treasury Note - face value of $5,000,000 -
     interest at 5.875% - due February 28, 1999      $ 4,997,180   $ 5,009,375
                                                                   -----------

   Accrued interest                                       99,377

Investment Securities Receivable - non-current
   U.S. Treasury Note - face value of $5,000,000 -
     interest at 4.0000% - due October 31, 2000        4,945,522   $ 4,946,875
                                                                   ===========

   Accrued interest                                       33,425

Net Book Value - held-to-maturity securities         $10,075,504
                                                     ===========




                                                                       Continued

6 -  Property, Plant and Equipment

     Property, plant and equipment consist of the following:


                                              December 31,
                                        ----------------------    Estimated
                                           1998       1997       Useful Lives
                                       --------------------------------------

     Land                              $   90,000   $   90,000        --
     Building and Improvements            325,480      270,392   39-40 years
     Machinery and Equipment              934,544      594,600   5-17 years
     Leasehold Improvements                90,338       90,338   Lease life
     Furniture and Fixtures                82,154       72,309   5-10 years
                                       ----------   ----------
                                        1,522,516    1,117,639
     Less:  Accumulated depreciation
               and amortization           518,792      321,868
                                       ----------   ----------

                                       $1,003,724   $  795,771
                                       ==========   ==========

     Depreciation and amortization expense charged to operations is $184,149, $112,253 and $68,302 for the years ended December 31, 1998, 1997 and 1996, respectively.

7 -  Note Payable - Bank

     In October, 1998, the Company entered into a 180-day note payable agreement with a bank for a maximum of $200,000. In December, 1998, the bank advanced $160,000 to the Company under this agreement. Interest is stated at 6 1/4% and is payable monthly. During February, 1999, $60,000 was repaid. The principal and any accrued interest were due April 1, 1999 and the note was renewed for an additional 90 days. This note is collateralized by a $200,000 certificate of deposit as well as a personal guarantee by one of the officers of the Company.

8 -  Line of Credit

     At December 31, 1997, the Company had an outstanding balance of $31,295 on a $75,000 line of credit issued by a bank. The line of credit had expired in September, 1997 and was paid in full in January, 1998.


                                                                       Continued

9 -  Long-Term Debt

     Long-term debt consists of the following:

                                                         December 31,
                                                  --------------------------
                                                      1998           1997
                                                  --------------------------
     Mortgage  Payable - payable in
     240  monthly  installments  of
     $2,610  to   February,   2017,
     including a variable  interest
     rate    which   is    adjusted
     annually  (1998 rate was 9%) -
     secured   by   the   Company's
     building in Phillipsburg,  New
     Jersey                                       $   277,488    $   284,972

     Notes Payable - bank - payable
     in 60 monthly  installments of
     $2,132   to    April,    2002,
     including  interest  at  10% -
     guaranteed by two stockholders
     and secured by a stockholder's
     personal residence                                71,863         89,303

     Other                                                346          3,874
                                                  -----------    -----------
                                                      349,697        378,149
     Less: Current maturities                          25,533         27,038
                                                  -----------    -----------
                                                  $   324,164    $   351,111
                                                  ===========    ===========


     Principal maturities of long-term debt over the next five years are as follows:

                  December 31, 1999          $    25,533
                               2000               28,492
                               2001               31,029
                               2002               16,037
                               2003                9,016
                  Thereafter                     239,590
                                             -----------
                                             $   349,697
                                             ===========


10 - Stockholder Loans

      Six stockholders advanced $500,000, in aggregate, to CMT during 1997. The promissory notes bear 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As the promissory notes bear a below market rate of interest, additional interest was imputed on the notes to approximate the Company's current available financing rate of 10%.


                                                                       Continued

     As a result of the merger, the above loans' maturity dates have been accelerated to May 1, 2000. The imputed interest has been adjusted as a result of the maturity date acceleration thereby reducing the discount by $58,909. This was charged to additional paid-in capital as an adjustment to the original $120,199 credited to additional paid-in capital in 1997 which related to the purchase of stock. At December 31, 1998, the balance of stockholder loans, net of unamortized discount of $37,515 is $501,860. The interest, including imputed amounts, totaled $17,826, from July 15, 1997 through December 31, 1997 and $45,142 for 1998.

11 - Related Party Transactions and Leases

     During 1996, the Company sold certain automobiles to stockholders and incurred an aggregate loss of approximately $41,000 on the sales.

     In May, 1997, the Company entered into an employment agreement with CMT's President/CEO. The agreement is for an initial term of three years and contains a provision for an automatic one-year extension, unless written notice is received by either party.

     The Comapny has a consulting agreement with its President/CEO which provides for monthly consulting fees and expenses and allows him to participate in employee benefit plans and receive fringe benefits generally provided to senior management.

     The Company has, from time to time, received various other loans from its stockholders to fund operations.

     The Company subleases its former administrative office and executive research laboratory from a stockholder of the Company. The underlying lease expires in November, 1999. However, the Company has entered into an oral agreement with the landlord to terminate the lease effective April 30, 1999. Rent payments are made directly to the landlord on behalf of the officer of the Company. Rental expense of $15,840, $17,444 and $14,000 was incurred under sublease for the years ended December 31, 1998, 1997 and 1996, respectively. The future minimum lease payments to be made for these premises are $13,200 for the year ending December 31, 1999.

     The Company subleases executive office space from the Company's president on a month-to-month basis. Rental expense was $10,500 for the year ended December 31, 1998.

12 - Income Taxes

     The components of the provision for income taxes for the years ended are as follows:

                                                  December 31,
                                    ---------------------------------------
                                      1998           1997             1996
                                    ---------------------------------------

     Current                        $10,513         $    --         $ 2,638
     Deferred                            --              --              --
                                    -------         -------         -------

                                    $10,513         $    --         $ 2,638
                                    =======         =======         =======




                                                                       Continued

     Deferred taxes reflect the tax effects of temporary differences between the amount of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss and tax credit carryforwards. The significant components of deferred tax assets are as follows:


                                                         December 31,
                                               -------------------------------
                                                  1998      1997        1996
                                               -------------------------------

Net Operating Loss Carryforward                $444,000   $ 64,000   $      --
Depreciation and Other Temporary Differences     21,000     11,000          --
                                               --------   --------   ---------
                                                465,000     75,000          --
Less:  Valuation allowance                      465,000     75,000          --
                                               --------   --------   ---------

                                               $     --   $     --   $      --
                                               ========   ========   =========


     The provision for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows:


                                                        December 31,
                                            -----------------------------------
                                               1998         1997         1996
                                            -----------------------------------

At Statutory Rates                          $(238,000)   $ (64,000)   $ (20,000)
Loss for which no benefit was recorded        238,000       75,000           --
Loss of Net Operating Loss Carryforward
  Benefit Related to S Corporation                 --           --       16,900
No Federal Income Tax on S Corporation             --      (17,000)          --
Other - primarily state taxes                  10,513        6,000        5,738
                                            ---------    ---------    ---------

                                            $  10,513    $      --    $   2,638
                                            =========    =========    =========


     The Company has available to offset future income taxes a net operating loss of approximately $907,000 expiring in 2013 that is subject to separate return loss year restrictions.


                                                                       Continued

13 - Percentage-of-Completion

     The following is a summary of assets and liabilities related to long-term contracts which are recognized on the percentage-of-completion basis:


                                                          December 31,
                                                     ----------------------
                                                        1998        1997
                                                     ----------------------
     Contract Receivables
         Billed: Contracts in progress               $ 114,814    $  66,187
         Unbilled                                       23,799       65,188
                                                     ---------    ---------
                                                       138,613      131,375
         Less:  Allowance for doubtful collections          --           --
                                                     ---------    ---------

                                                     $ 138,613    $ 131,375
                                                     =========    =========



     Unearned Revenue
         Costs incurred on uncompleted contracts     $ 131,150    $ 197,207
         Estimated earnings                             48,642      223,847
                                                     ---------    ---------
                                                       179,792      421,054
         Less:  Billings to date                       198,380      408,514
                                                     ---------    ---------

                                                     $ (18,588)   $  12,540
                                                     =========    =========



     Included in the accompanying balance sheets
         under the following captions:
            Unbilled services                        $  23,799    $  65,188
            Unearned revenue                           (42,387)     (52,648)
                                                     ---------    ---------

                                                     $ (18,588)   $  12,540
                                                     =========    =========

     The Company uses estimates of remaining costs to complete each contract to determine the revenue and profitability on each contract. The estimates are reevaluated periodically and, as such, reevaluations may, in the future, lead to changes in the rate of profitability on each contract.

     There were no contracts where the expected costs exceeded the contract price. All contract receivables are due within one year.


                                                                       Continued

14 - Stock Option Plan

     The 1990 Stock Option Plan (the "Plan") provides for the granting of either stock options intended to qualify as incentive stock options under the Internal Revenue Code or non-statutory stock options for up to an aggregate of 1,000,000 shares of common stock. Options may be granted for terms of up to ten years and are exercisable as determined by the Company's Board of Directors (the "Board"). The option price under the plan must be no less than fair market value of the shares on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

     The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                                       1998            1997
                                                     ------------------------
          Assumptions
            Expected life of options                 5 years          5 years
            Risk free interest rate                       5%             5.5%
            Volatility of stock                         172%                -
            Expected dividend yield                        -                -

     Options granted in 1997, when the Company was privately-held were valued in accordance with SFAS 123 which does not consider expected volatility for nonpublic entities.

     The weighted average fair value of the options granted during 1998 and 1997 was $287,390 and $5,500, respectively. Had the fair value of the options been amortized to expense over the related service period, the pro forma impact on earnings of the stock-based compensation for the options under the provision would have been as follows:

                                                     1998              1997
                                                ------------------------------
          Net (Loss)
            As reported                         $   (698,674)    $   (209,621)
            Pro forma                               (914,045)        (210,721)

          Earnings Per Share
            As reported                                 (.16)            (.17)
            Pro forma                                   (.21)            (.17)


                                                                       Continued

     In accordance with SFAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding assumptions. In actuality, the Company's stock options do not trade on a secondary exchange and, therefore, the employees and directors cannot derive any benefit from holding the stock options under these plans without an increase in the market price of Company stock. Such an increase in stock price would benefit all shareholders commensurately.

     Presented below is a summary of stock option plan activity for the years shown:

                                                                       Weighted                        Weighted
                                                                       Average                          Average
                                                                       Exercise        Options         Exercise
                                                       Options          Price         Exercisable        Price
                                                     -----------------------------------------------------------
       Balance - December 31, 1996                            --       $    --                 --        $   --
         Granted                                         144,000           .28
                                                     -----------

       Balance - December 31, 1997                       144,000       $   .28             28,800        $  .28
         Granted                                         293,000           .95
         Transferred through merger                      257,000          1.49
         Exercised                                        (7,200)          .28
         Canceled                                        (28,800)          .28
                                                     -----------

       Balance - December 31, 1998                       658,000       $  1.05            468,200        $ 1.16
                                                     ===========


     The following summarizes information for options currently outstanding and exercisable at December 31, 1998:

                                                    Options Outstanding                     Options Exercisable
                                         -----------------------------------------      --------------------------

                                                          Weighted        Weighted                       Weighted
                                                           Average        Average                        Average
                                                          Remaining       Exercise                       Exercise
                                           Number           Life           Price          Number          Price
                                         -------------------------------------------------------------------------
       Range of Prices
         $   .28                            108,000        3 years        $   .28           43,200       $  .28
             .75                            290,000        3 years            .95          190,000          .75
            1.63                            217,000        2 years           1.63          217,000         1.63
            2.00                             18,000        4 years           2.00           18,000         2.00
            2.25                             25,000        3 years           2.25               --           --
                                         ----------                                     ----------
                                            658,000                         $1.00          468,200       $ 1.16
                                         ==========                                     ==========




                                                                       Continued

15 - Segment Information

     As described in Note 1, the Company has two reportable segments which are organized along its divisional lines. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss before income taxes. The Company accounts for inter-segment sales and transfers, if any, as if the transactions were to third parties, that is at current market prices.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

                                                  December 31,
                                  -----------------------------------------
                                     1998            1997           1996
                                  -----------------------------------------

     Contract Revenue and Sales
       MCS                        $   930,686    $ 1,125,855    $   602,836
       SM                           1,238,343      1,054,335        868,385
                                  -----------    -----------    -----------

                                  $ 2,169,029    $ 2,180,190    $ 1,471,221
                                  ===========    ===========    ===========

     (Loss) Before Taxes
       MCS                        $  (678,341)   $  (190,728)   $   (53,368)
       SM                             138,945        (28,790)        35,838
                                  -----------    -----------    -----------

                                  $  (539,396)   $  (219,518)   $   (17,530)
                                  ===========    ===========    ===========




                                                                       Continued

                                                   December 31,
                                       ------------------------------------
                                          1998         1997         1996
                                       ------------------------------------

     Depreciation and Amortization
       MCS                             $  137,795   $   82,502   $   41,265
       SM                                  41,383       29,751       27,037
                                       ----------   ----------   ----------

                                       $  179,178   $  112,253   $   68,302
                                       ==========   ==========   ==========

     Segment Assets
       MCS                             $  811,313   $1,520,920   $  433,047
       SM                                 639,248      507,537      273,917
                                       ----------   ----------   ----------

                                       $1,450,561   $2,028,457   $  706,964
                                       ==========   ==========   ==========

     Expenditures for Segment Assets
       MCS                             $  264,896   $  368,778   $   99,154
       SM                                  82,277      366,758        1,620
                                       ----------   ----------   ----------

                                       $  347,173   $  735,536   $  100,774
                                       ==========   ==========   ==========



     Essentially all revenue earned for the years ended December 31, 1998, 1997 and 1996 by the Company are attributable to the United States, the Company's country of domicile. All long-lived assets of the Company are located in the United States.

     The following is a reconciliation of the contract revenues and sales, loss, interest income and expense, depreciation and amortization and assets segment items disclosed above to the amounts reported on the consolidated financial statements:

                                                        December 31,
                                          ----------------------------------------
                                              1998          1997           1996
                                          ----------------------------------------
Contract Revenues and Sales
  Total contract revenues and sales for
    reportable segments                   $ 2,169,029    $ 2,180,190   $ 1,471,221
  Elimination of intersegment revenues
    and sales                                 (41,796)            --            --
                                          -----------    -----------   -----------

                                          $ 2,127,233    $ 2,180,190   $ 1,471,221
                                          ===========    ===========   ===========



                                                                       Continued

                                                                  December 31,
                                                  --------------------------------------------
                                                       1998           1997           1996
                                                  --------------------------------------------
     (Loss) Before Taxes
       Total (loss) for reportable segments       $   (539,396)   $   (219,518)   $    (17,530)
       Corporate income and expenses
         unallocated to segments                      (148,765)          9,897         (42,449)
                                                  ------------    ------------    ------------

                                                  $   (688,161)   $   (209,621)   $    (59,979)
                                                  ============    ============    ============

     Depreciation and Amortization
       Total depreciation and amortization for
         reportable segments                      $    179,178    $    112,253    $     68,302
       Corporate depreciation and amortization
         unallocated to segments                         4,971              --              --
                                                  ------------    ------------    ------------

                                                  $    184,149    $    112,253    $     68,302
                                                  ============    ============    ============

     Assets
       Total assets for reportable segments       $  1,450,561    $  2,028,457    $    706,964
       Corporate assets unallocated to segments     10,375,122              --              --
                                                  ------------    ------------    ------------

                                                  $ 11,825,683    $  2,028,457    $    706,964
                                                  ============    ============    ============

16 - Significant Customers and Concentrations of Credit Risk

     For the years ended December 31, 1998, 1997 and 1996, the Company had significant sales and receivable balances from major customers in the pharmaceutical and biotechnology industries and academia as follows:


                                                         Approximate Year-to- Date
                              -------------------------------------------------------------------------------
                                 December 31, 1998          December 31, 1997            December 31, 1996
                              -------------------------------------------------------------------------------
                                          Percentage                   Percentage                  Percentage
                               Sales       of Total        Sales        of Total         Sales      of Total
                             --------------------------------------------------------------------------------
Significant  Customer
  A - segment MCS            $241,000            11%     $528,000             24%      $345,000            23%
  B - segment SM              280,000            13       229,000             11        189,000            13
                             --------      --------      --------       --------       --------      --------

                             $521,000            24%     $757,000             35%      $534,000            36%
                             ========      ========      ========       ========       ========      ========


                                     Approximate Value at Year End
                          ---------------------------------------------------
                              December 31, 1998          December 31, 1997
                          ---------------------------------------------------
                           Accounts                  Accounts
                          Receivable   Percentage   Receivable     Percentage
                            (Net) *     of Total      (Net) *       of Total
                          ---------------------------------------------------
Significant  Customer
  A                       $ 46,000            14%     $ 48,000            16%
  B                             --            --        37,000            13
  C                             --            --        36,000            12
  D                         40,000            12            --            --
  E                         33,000            10            --            --
  F                         66,000            20            --            --
                          --------      --------      --------      --------

                          $185,000            56%     $121,000            41%
                          ========      ========      ========      ========



     *Accounts receivable (net) includes billed accounts receivable and unbilled services less unearned revenue.

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company placed its cash with high credit quality institutions. At times, balances may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

17 - Fourth Quarter Adjustment

     For the three months ended December 31, 1998, the Company recorded an adjustment totaling $125,350 to reclassify the results of operations of the legal acquirer for the period January 1, 1998 through May 29, 1998, the date of the merger, to additional paid in capital. A reconciliation of the effect of this adjustment follows:

                                                       For the Three Months Ended
                                        --------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                            1998           1998           1998           1998
                                        ========================================================
Net (Loss) - as previously reported      $(240,633)     $(322,314)     $(173,952)     $ (87,125)
Adjustment described above                      --             --         45,590         79,760
                                         ---------      ---------      ---------      ---------

Net (Loss) - as restated                 $(240,633)     $(322,314)     $(128,362)     $  (7,365)
                                         =========      =========      =========      =========

Net (Loss) Per Share - as previously
  reported                               $    (.04)     $    (.05)     $    (.05)     $    (.05)
Adjustment described above                      --             --           (.02)          (.05)
                                         ---------      ---------      ---------      ---------

Net (Loss) Per Share - as restated       $    (.04)     $    (.05)     $    (.03)     $    (.00)
                                         =========      =========      =========      =========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PRIME CELLULAR, INC.


April 14, 1999              By: /s/ Robert A. Reinhart
                                -----------------------------------------------
                                Robert A. Reinhart, Chief Financial Officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature                         Title                                              Date
---------                         -----                                              ----

/s/ Joseph K. Pagano
-----------------------           Director, President                                April 14, 1999
Joseph K. Pagano                  (principal executive officer)

/s/ Robert A. Reinhart
-----------------------           Chief Financial Officer, Treasure,                 April 14, 1999
Robert A. Reinhart                Secretary and Vice President (principal
                                  financial and principal accounting officer)


-----------------------           Director                                           April __, 1999
Frederick R. Adler


/s/ Samuel Rozzi
-----------------------           Director                                           April 14, 1999
Samuel Rozzi


/s/ Richard Malavarca
-----------------------           Director                                           April 14, 1999
Richard Malavarca


/s/ Thomas Livelli
-----------------------           Director                                           April 14, 1999
Thomas Livelli

/s/ Paul A. Marks
-----------------------           Director                                           April 14, 1999
Paul A. Marks