Form 10-K/A
PRIME CELLULAR INC
filed 1999-04-30
CIK 864890

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                   FORM 10-K/A
                                 Amendment No. 1



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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on April 20, 1999 (based upon the average of the bid and ask prices as reported by the OTC Bulletin Board was approximately $2,681,604.

     As of April 20, 1999, 6,108,700 shares of the registrant's Common Stock, par value $.01 per share were outstanding.

     Documents Incorporated By Reference: None

                                     PART I

Item 1. Business


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements: The statements contained herein which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements of the Company in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, risks associated with the Company's future growth and operating results; the ability of the Company to successfully integrate newly acquired business operations and personnel into its operations; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws and changes in such laws and the administration of such laws; risks associated with government grants and funding of the Company's clients' projects; dependence on certain significant customers; protection of trademarks and other proprietary rights, technological change; competitive factors; unfavorable general economic conditions; "Year 2000" compliance and other factors. Actual results may vary significantly from such forward-looking statements. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.


General

     Prime Cellular, Inc. ("Prime"), acting through two divisions of its wholly-owned subsidiary, Cell & Molecular Technologies, Inc. ("CMT" and, together with Prime, collectively sometimes hereinafter referred to as the "Company"), is engaged in (1) the provision of contract research and development services to the biotechnology and pharmaceutical industries ("Contract R&D Services") and (2) the manufacture and wholesale distribution of cell culture media and reagents, as well as other research products, for the biotechnology and pharmaceutical industries ("Specialty Media").

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

     CMT utilizes a flexible approach, based on collaborative discussions of the customer research and development goals between representatives of the customer and CMT staff scientists. Such discussions lead to detailed, milestone-based research proposals that are capable of being periodically modified based on the data collected during each experimental phase. In this manner, the Company believes its dynamic approach augments and complements the customer's own R&D efforts in a cost- and time-effective manner.

     All Contract R&D Services are performed on a fee-for-service basis, providing for payments only after certain research milestones are reached by CMT pursuant to the specific research goals arrived at between CMT and its customer. CMT does not receive residual or royalty payments for future discoveries or uses involving the materials or services provided by CMT to its contract customers.

     The scientific areas in which CMT offers its Contract R&D Services include the following areas: (1) molecular biology; (2) cell biology and gene expression; (3) mouse genetics; and (4) bioproduction and reagent preparation. CMT also performs assay services for its R&D customers as well as other customers in the biotechnology and pharmaceutical industries, as described below.

     Molecular Biology - CMT engages in state-of-the-art techniques in molecular biology to isolate and characterize genes in order to isolate proteins in connection with the discovery, testing and validation of potential drug candidates. Services performed by CMT range from construction of standard gene libraries (i.e. compilation of the genes contained in an individual cell) to the cloning and expression of novel genes (i.e. identification of specific functions with particular genes or gene sequences). CMT's staff scientists are experts in modern techniques of molecular biology, including without limitation, construction of cDNA expression libraries, single cell cDNA libraries, genomic DNA libraries, size selected, normalized, subtraction libraries and other custom gene libraries. In addition, CMT's expertise includes molecular cloning and related functions, including the cloning of novel and known cDNAs, the cloning of promoters and enhancers and the isolation of genomic loci and gene trapping.

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

     Using its flexible cell culture facility, CMT prepares reagents derived from a broad range of host cell types (including whole cells, cellular fractions, or purified biomolecule proteins) properly formatted for further characterization or for use in screening assays. CMT's facilities give CMT both adherent (flasks, roller bottles, cell factories) and suspension (spinners, bioreactors) culture capabilities as well as bioreactor capacity to 150 liters, fractionation and purification capabilities. Its facilities are well-equipped with dynamic loop process water system (including ultrafiltration, carbon adsorption, multiple rounds of ion exchange, and double distillation), warm/cold rooms, laminar-flow hoods, centrifuges and cellular cryopreservation and storage.

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

Specialty Media Division

     The Specialty Media Division of CMT develops, manufactures, and markets high quality research products, providing custom-formulated cell culture media, products for gene transfer and expression, and media and reagents for serum-free cell cultures, mouse embryo cultures, and mouse embryonic stem cells. The Specialty Media Division also identifies and develops research products and reagents in response to customer feedback and as a result of the Company's activities in connection with its Contract R&D Services as well as in collaboration with academic research institutions through the National Institute of Health (NIH) funded grant support.

     CMT manufactures and distributes media and reagents in the following principal areas:

     Mouse Embryo Media - The genetic manipulation of early stage mouse embryos allows research scientists to develop animal models for disease states for the purpose of elucidating the function of genes which have similarities to human functions. CMT manufactures media and reagents to support the growth of mouse embryos. In addition to "standard" formulations, CMT has developed novel media formulations working in collaboration with Harvard University under NIH funded grants. These formulations are licensed to CMT by Harvard pursuant to a license agreement expiring in October 1999. CMT believes that such license can be renewed at such time. However, there can be no assurances that it will be renewed. While mouse embryo media have been traditionally manufactured as liquids, CMT has also developed a powder format greatly extending the shelf life and opening the possibility for overseas shipment and distribution.

     Unique Products for General Cell Cultures - A significant portion of the sales revenue of the Specialty Media Division is derived from several unique products developed by CMT. Cell culture freezing media allows research scientists to cryogenically archive important cell lines for future use. CMT's line of enzyme free cell dissociation solutions allow researchers to remove cells from the vessels on which they are grown while retaining the functionality of the proteins on their surface. This enables the cells to be used in assays which rely on cell surface receptors. CMT also markets a kit containing all of the reagents necessary to introduce foreign genes into cells, genetically altering the cell line. These unique products are directly marketed by Specialty Media and are also sold by other companies under private label.

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

Customers

     Molecular Cell Science, Contract Research and Development Division

     CMT provides its Contract R&D Services to manufacturers in the biotechnology and pharmaceutical industries and to hospitals, universities and other research institutions. For the years ended December 31, 1998 and 1997, Merck & Co., Inc. accounted for approximately 11% and 24% of the Company's total annual revenues, respectively. In addition, research projects with Columbia University accounted for approximately 5% of the Company's total receivables at December 31, 1998. Management believes that such customers will continue to account for a significant portion of the Company's revenues in the 1999 fiscal year, although there can be no assurance. The loss of these or any other significant customers of CMT's Contract R&D Services could have a material adverse effect on the Company's business.

     Specialty Media Division

     CMT provides Specialty Media to manufacturers in the biotechnology and pharmaceutical industries and to hospitals, universities and other research institutions. For the years ended December 31, 1998 and 1997, Life Technologies, Inc. accounted for approximately 13% and 11% of the Company's total annual revenues, respectively. In addition, Specialty Media sold to Sigma Biosciences, Life Technologies, Inc., NIH and Columbia University accounted for approximately 20%, 14%, 12% and 5% of the Company's total receivables at December 31, 1998, respectively. Management believes that such customers will continue to account for a significant portion of the Company's revenues in the 1999 fiscal year, although there can be no assurance. The loss of these or any other significant customers of CMT's Specialty Media Division could have a material adverse effect on that segment of the Company's business.

Sales and Marketing

     Molecular Cell Science, Contract Research and Development Division

     The Molecular Cell Science Division has focused on providing basic and pre-clinical contract research and development. Given the rapid development of molecular biology techniques and pace of drug discovery, the Company believes that biotechnology and pharmaceutical companies are now focusing on drug discovery as opposed to basic research and that there is an increasing trend among companies in the pharmaceutical industry to outsource their R & D projects. Such outsourcing is due to (i) the quantity of R & D projects necessary to stay competitive in the industry, (ii) the reduced "in-house" staffs resulting from corporate down-sizing, (iii) the expense and risk inherent in conducting R & D internally and (iv) the expanded capabilities and flexibility offered by third party research companies without the associated overhead.

     The pattern for outsourcing among the large pharmaceutical companies has been to expand from pre- and post- approval activities (including clinical trial management, manufacturing, quality control, packaging, etc.) toward R & D. At the front end of the development process, drug discovery based on rapid-throughput synthesis and screening technologies is typically effected by very large companies. On the other end, smaller technology companies tend to provide access to "enabling" technologies that facilitate the process of target identification and lead compound synthesis and identification. CMT intends to address the perceived opportunity for a combination of these high-throughput discovery technologies and the relatively mature market for pre- and post-approval services. Because of the broad, multi-disciplinary range of customer needs during this phase of R & D, the Company believes that CMT's synthesis of multiple biologically based capabilities makes it well positioned in the industry.

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

     Specialty Media Division

     CMT's Specialty Media Division has directed its products to specialized aspects of the cell culture market. The Company believes that, while the overall available revenues from this area is less than other areas of the market, the potential margins are greater. Moreover, in serving these areas, CMT has built up significant customer loyalty and name recognition, despite relatively minimal marketing activities.

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

Competition

     Generally,  CMT  competes  with a  combination  of  national  and  regional companies ranging from large companies engaging in contract research and development or reagent services to companies specializing in one particular aspect of R & D or media production. Some of these companies have captured a significant, and in certain cases controlling, share of the research products and the transgenic mouse outsourcing markets. Many of such competitors have achieved significant national, regional and local brand name and product recognition as as well as engage in frequent and extensive advertising and promotional programs, both generally and in response to efforts by other competitors entering the market or existing competitors introducing new products. Many of these companies have substantially greater financial, technical, marketing, personnel and other resources than CMT.

     The Company believes that entry barriers to these markets are significant, involving the high costs of specialized scientific equipment, the need to recruit highly trained professional scientific staff with industrial and academic experience, and the ability to offer a wide range of services and expertise. The ability to compete successfully in the industry is affected by these and other factors, including without limitation price of services, ease of use, reliability, customer support, geographic coverage and industrial and general economic trends. In addition, much of the R & D work involves customers dependent on government grants and other institutional funding.

     The Company believes that CMT can compete effectively based on its ability to provide its customers with both (i) Contract R&D Services for early stage/pre-clinical R & D in the pharmaceutical and biotechnology industries and
(ii) the preparation of reagents for cell culture, molecular biology, and mouse genetics in the international academic and industrial research markets. The Company believes that, although there are a number of large competitors that have substantially greater resources than CMT, such competitors have well established businesses in only one of these two areas. Available contract research services have for the most part focused on delivering routine technology at low cost. These services have flourished because by maximizing the load on their equipment and labor resources, they can reduce the customer's in-house cost. However, such economies of scale are achieved at a cost to the customer who remains for the most part responsible for defining protocol and overseeing its implementation to insure that the results are useable to the customer's in-house projects. In contrast, CMT offers, in addition to the full range of R & D services, complete experimental design and consultation throughout the performance of the Contracted R&D Services.

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

Government Regulation

     The Company and its business operations are subject to many laws and governmental regulations and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

     Environmental Regulation - The Company's operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. CMT operates a manufacturing facility. Although the Company believes that such facility is in substantial compliance with all applicable material environmental laws, it is possible that there are material environmental liabilities of which the Company is unaware. If the costs of compliance with the various existing or future environmental laws and regulations, including any penalties which may be assessed for failure to obtain necessary permits, exceed the Company's budgets for such items, the Company's business could be adversely affected. In additions, liability to third parties could have a material adverse effect on the Company's business.

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


     Other Regulations - In addition to the foregoing, the Company may be subject to various other federal, state and local regulatory and licensing requirements as the same are promulgated from time to time by the Environmental Protection Agency, Food and Drug Administration, Nuclear Regulatory Commission, the New Jersey Department of Environmental Protection and other federal, state and local regulatory agencies. Failure of the Company to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants.


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

Product Liability

     As a manufacturer of certain products, the Company may be exposed to product liability claims by consumers. Although the Company has obtained product liability insurance coverage in the aggregate amount of $2.0 million ($1.0 million per occurrence), and is in the process of procuring an umbrella policy, there can be no assurance that such insurance will provide coverage for any claim against the Company or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against the Company, unavailability or insufficiency of insurance coverage could have a material adverse effect on the Company. Moreover, any adverse publicity arising from claims made against the Company, even if such claims were not successful, could adversely affect the reputation and sales of the Company's products and services.

Employees

     As of April 20, 1999, the Company had twenty-one (21) full-time and two (2) part-time employees. Of such employees, five (5) are executive employees, two
(2) are engaged in customer support, nine (9) are engaged in research and development and media production, one (1) is engaged in sales and marketing, two
(2) are engaged in warehouse, shipping and receiving, and four (4) (including the two part-time employees) are engaged in accounting and administration. None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has a good relationship with its employees.

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

     On May 29, 1998, a newly formed wholly-owned subsidiary of Prime acquired, by merger, CMT. Pursuant to the Merger Agreement, dated May 29, 1998, the subsidiary was merged into CMT and all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of Common Stock, par value $.01 per share, of Prime (the "CMT Merger"), representing approximately 26.4% (after consummation of the Merger) of Prime's issued and outstanding Common Stock. The CMT Merger was accounted for as a reverse acquisition whereby CMT was treated as the acquirer for financial reporting purposes. Since the CMT Merger, CMT has been the sole operating entity of Prime.

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

     During the 1998 fiscal year, the Company ceased using the office space located at 100 First Stamford Place, Stamford CT 06902 and the administration offices and executive research laboratory located at 406 Grand Central Avenue, Lavallette, NJ 08735 (the "Lavallette Facility"). The Lavallette Facility is leased from a stockholder of the Company pursuant to a sublease. The underlying lease does not expire until November 1999. The Company has nonetheless entered into an oral agreement with the landlord to terminate the lease at April 30, 1999. Until the lease is terminated, the Company is continuing to pay rent. The monthly rent for the Lavallette Facility is $1,200. Payments of rent are made directly to the landlord on behalf of the sublessor.

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



     On April 20, 1999, the average of the bid and ask prices for the Company's Common Stock was $1.1875, as reported by the OTC Bulletin Board. As of April 20, 1999, there were 6,108,700 shares of Common Stock outstanding. The Company believes that there are in excess of 450 beneficial owners of its Common Stock, whose shares are held of record or in street name.


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

Recent Sales of Unregistered Shares


     In connection with the CMT Merger consummated on May 29, 1998, all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of the Company's Common Stock. The exchange of shares by the Company was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act").

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
                                      ===============================================================================

Balance Sheet Data:
                                                                              At December 31,
                                                       --------------------------------------------------------
                                                       1998          1997          1996         1995       1994
                                                       ----          ----          ----         ----       ----

       Total assets..............................   11,825,683    2,028,457      706,964       443,191    460,600
       Long-Term debt............................      826,024      748,738        3,872       120,152    168,614


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


     Income after direct costs for the year ended December 31, 1997 was $838,476 as compared to $537,983 for the year ended December 31, 1996. This $300,493 or 56% increase in income after direct costs was a result of a $95,598 or 31% increase from sales of goods plus a $204,895 or 91% increase from contract revenue. The increase in contract revenue was due to the aggressive marketing of this segment's services to the pharmaceutical and biotechnology industries while controlling direct costs.


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

Liquidity and Capital Resources

     At December 31, 1998, the Company had approximately $5,400,000 in cash and short term investments and stockholders' equity of approximately $5,100,000. Although the Company had a working capital deficit of approximately $100,000, the Company had, as of March 1999, readily marketable investment securities of approximately $5,000,000 in other assets.

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


     Net cash used in investing activity aggregated ($5,015,267) for the year ended December 31, 1998 as compared with ($447,936) for the year ended December 31, 1997. The increase in cash used was attributable to the purchase of approximately $5,200,000 in investment securities and certificates of deposit reduced by approximately $546,000 of cash acquired in connection with the CMT Merger and a decrease of approximately $100,000 of purchased fixed assets for the year ended December 31, 1998.


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


Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

     Information with respect to matters set forth in Item 304 of Regulation S-K was previously reported by the Company in its reports on Forms 8-K and 8-K/A for the event dated December 23, 1998, filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

     The current directors and executive officers of the Company are as follows:

Name                                 Age        Position
----                                 ---        --------
Joseph K. Pagano                     53         President and Chairman of the Board

Robert A. Reinhart                   49         Vice-President of Finance, Chief Financial Officer,
                                                Treasurer and Secretary

Frederick R. Adler                   73         Director


Thomas Livelli                       46         Director


Richard Malavarca                    46         Director


Dr. Paul A. Marks                    72         Director


Samuel A. Rozzi                      53         Director

Joseph K. Pagano has served as President of the Company since June 1994 and as a director since 1991. He also served as Chief Financial Officer from June 1994 until July 1996. Since 1991, he has also been engaged as a consultant to the Company. Mr. Pagano has been a private investor for more than the past five years.

Robert A. Reinhart is a certified public accountant and has served as Chief Financial Officer and Vice President - Finance of the Company since July 1996 and as Vice-President and Treasurer/Secretary since May 1997. Mr. Reinhart served as Vice President, Finance and Chief Executive Officer for Bern Communications, Inc. from July 1996 until its dissolution in 1998. Prior to his employment by the Company, Mr. Reinhart served as the Chief Operating Officer and Chief Financial Officer of DeBoles Nutritional Foods, Inc. from 1992 until 1996. Prior to being engaged by De Boles Nutritional Foods, Inc. in 1992, Mr.
Reinhart was a senior manager/engagement executive with a certified public accounting firm located on Long Island, New York.

Frederick R. Adler has been a director of the Company since May 1996. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. Since January 1, 1996, Mr. Adler has been of counsel to the law firm of Fulbright & Jaworski L.L.P. and, for more than five years prior thereto, was a senior partner in the firm. Mr. Adler is also Chairman of the Executive Committee and a director of Data General Corporation, Chairman and director of Shells Seafood Restaurants, Inc., and a director of USA Detergents, Inc., as well as a director of various private companies.

Thomas Livelli has been a director of the Company since June 1998. He is also the President and Chief Executive Officer of the Company's subsidiary, Cell & Molecular Technologies, Inc. ("CMT"). Mr. Livelli was the founder of Molecular Cell Sciences, Inc., the predecessor to the Molecular Cell Science Division of CMT, and the co-founder of the Specialty Media Division of CMT. From January 1986 until July 1997, Mr. Livelli was a Laboratory Manager at the Howard Hughes Medical Institute at Columbia University. Prior to 1986, Mr. Livelli worked at Merck Research Laboratories ("Merck") and Cistron Biotechnology ("Cistron"), directing their respective gene expression programs. While at Cistron, Mr. Livelli was a Visiting Scholar at Columbia University. Mr. Livelli has also served in the capacity of a scientific consultant for Merck, Cistron, Synaptic Pharmaceutical, and Life Technologies, Inc. In addition to his duties as President and Chief Executive Officer of CMT, Mr. Livelli maintains a part-time faculty appointment at Columbia University College of Physicians & Surgeons in the Department of Neurobiology and Behavior.

Richard Malavarca has been a director of the Company since June 1998. He is also the Vice President - Research Products of CMT, where he is responsible for the day to day operations, product development and marketing for the Specialty Media Division of CMT. Mr. Malavarca was aco-founder of Specialty Media, Inc., the predecessor to the Specialty Media Division of CMT where he served as Vice President from 1987 until May 1997. Mr. Malavarca has also worked at the Harvard Medical School, The Roche Institute for Molecular Biology, Merck Research Laboratories and Cistron in basic research involving developmental biology, molecular and cell biology. He left Cistron in 1987 to start Specialty Media, Inc.


Dr. Paul A. Marks has been a director of the Company since June 1998. Since 1980 Dr. Marks also served as President and Chief Executive Officer of the Memorial Sloan-Kettering Cancer Center. He is also a Member of the Sloan-Kettering Institute for Cancer Research, and Attending Physician of Memorial Hospital for Cancer and Allied Diseases. He has served as an advisor to the National Institutes of Health, the National Science Foundation and other government bodies. He was a member of the President's Cancer Panel (1976-77), the President's Biomedical Research Panel (1976-77) and the President's Commission on the Accident on Three Mile Island (1979). He was a member of the Council of the National Academy of Sciences (1985-87), the Council of the Institute of Medicine (1973-76), chaired the Division of Medical Sciences, National Research Council of the National Academy of Sciences (1973-76) served as President of the American Society for Clinical Investigation (1971-72) and the President of the American Society of Hematology (1983-84), and co-chaired the External Advisory Committee of the National Institutes of Health Intramural Research Program (1993- 94), and chaired the Search Committee for Director, National Cancer Institute (1994-95). Dr. Marks is a Director Emeritus of Pfizer, Inc. (pharmaceutical manufacturer) and a director of Tularik, Inc. (biotechnology company) and Genos (genomic company).


Samuel A. Rozzi has been a director of the Company most recently since January 1997. He previously served as a director of the Company from 1991 until June 1996. Mr. Rozzi has been the President of Corporate National Realty, Inc., a corporate real estate brokerage and services firm, since September 1988.

     Messrs. Livelli, Marks and Malavarca were appointed directors following the increase in the size of the board of directors of the Company from three to six members effected in connection with the CMT Merger consummated on May 29, 1998.

     Directors are elected annually by the stockholders. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934


     Section 16(a) of the Securities Exchange Act of 1934 requires that Company's officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, file certain reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent beneficial stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.


     Based solely on the Company's review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 1998 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with.


Item 11.  Executive Compensation

     The following  table discloses the  compensation  awarded by the Company to
(i) each of the President and Chief Financial Officer of the Company (the "Company Executives") for the period from June 1, 1998 until December 31, 1998 (the "Stub Period") and for the twelve (12) month period ended May 31 in each of the three fiscal years ended May 31, 1998, 1997 and 1996, and (ii) the President of CMT (the "CMT Executive" and, together with the Company Executives, hereinafter collectively referred to as the "Named Executives") for the twelve
(12) month period ended December 31 in each of the three fiscal years ended December 31, 1998, 1997 and 1996. During the most recent twelve (12) month period ended May 31, 1998 and December 31, 1998, as the case may be, no other officer of the Company or CMT, as the case may be, received a total salary and bonus that exceeded $100,000 during such twelve (12) month period.

                                            SUMMARY COMPENSATION TABLE

                                                                           Annual Compensation
                                                                         -----------------------
                               Principal                 Fiscal                                       Long-Term and Other
      Name                     Position                   Year           Salary ($)    Bonus ($)      Compensation
      ----                     --------                  ------          ----------    ---------      -------------------

Joseph K. Pagano        President and Chairman of     Stub Period            --             --        $ 43,750 (2)
                        the Board (1)                 1998                   --             --          75,000
                                                      1997                   --             --          75,000
                                                      1996                   --             --          75,000; Options (3)

Robert A. Reinhart      Chief Financial Officer,      Stub Period     $    70,369(2)        --              --
                        Vice-President, Treasurer     1998                125,000           --        Options (4)
                        and Secretary                 1997                 86,000(5)   $ 25,000       Options (6)

Thomas Livelli          President and Chief           1998 (8)        $   138,462(9)        --              --
                        Executive Officer of CMT (7)  1997 (8)             63,462      $181,000             --
                                                      1996 (8)            101,212           --              --

----------

(1) Mr. Pagano, who was elected President of the Company on June 15, 1994, receives a consulting fee of $75,000 per annum and reimbursement of documented expenses incurred on behalf of the Company in connection with his position as a consultant to the Company. See "Item 13. Certain Relationships and Related Transactions"

(2) Reflects the respective compensation or consulting fee, as the case may be, of the Named Executive, pro rated for the seven month Stub Period. Following the CMT Merger, the Company adopted the calendar fiscal year of CMT. The Company previously operated under a fiscal year ended May 31st.

(3) On May 14, 1996, the Company granted Mr. Pagano non-qualified stock options to purchase up to 217,000 shares of the Common Stock of the Company under the Company's 1990 Stock Option Plan, at $1.625 per share, in substitution for an existing option held by Mr. Pagano.

(4) On April 20, 1998, the Company granted Mr. Reinhart incentive stock options to purchase up to 25,000 shares of the Common Stock of the Company at $2.25 per share, which options vest in two equal installments on each of April 20, 1999 and April 20, 2000.

(5) Reflects Mr. Reinhart's salary rate of $100,000 for the year ended May 31, 1997, pro rated from July 22, 1996, when he was elected Chief Financial Officer of the Company.

(6) On October 25, 1996, the Company granted Mr. Reinhart incentive stock options to purchase up to 40,000 shares of the Common Stock of the Company at $2.50 per share, which options became immediately exercisable on the date of grant. Such options were subsequently re-priced on January 16, 1998, to an exercise price of $0.75 (the fair market value of the Common Stock at such time).

(7) Mr. Livelli is President and Chief Executive Officer of CMT, a wholly-owned subsidiary of Prime.

(8) Reflects salary paid for the calendar years ended December 31, 1998, 1997 and 1996. Because the Company adopted as its fiscal year CMT's calendar year at the time of the CMT Merger, no Stub Period calculation is required when disclosing the compensation paid to CMT's executive officers.

(9) Reflects Mr. Livelli's (i) effective salary rate of $135,000 (as amended at May 29, 1998 following the CMT Merger) for the year ended December 31, 1998, pro rated from May 29, 1998, when he was elected President of CMT in conjunction with the CMT Merger, and (ii) effective salary rate of $150,000 for the year ended December 31, 1998, pro rated for the five months ended May 29, 1998.

     The following table discloses information concerning options granted during the year ended December 31, 1998 to the Named Executives.

                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                                             Potential Realizable
                                                                                                               Value at Assumed
                                                Percent of                                                  Annual Rates of Stock
                       Number of Securities       Total                                                     Price Appreciation for
                           Underlying          Options/SARs      Exercise or                                     Option Term
Name                   Option/SARs Granted       Granted         Base Price          Expiration Date          5%             10%
----                   --------------------    ------------      -----------         ---------------        ------------------------
Robert A. Reinhart           25,000                8.5%         $2.25 /share          April 20, 2002        $ 12,122        $ 26,106


     The following table sets forth information concerning the number of options owned by the Named Executives and the value of any in-the-money unexercised options as of December 31, 1998. No options were exercised by the Named Executives during fiscal 1998.

                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR END OPTION/SAR VALUES



                                              Number of Securities                    Value of Unexercised
                                             Underlying Unexercised                   In-the-Money Options
                                          Options at December 31, 1998               at December 31, 1998 (1)
                                          ----------------------------               ------------------------

Name                                   Exercisable           Unexercisable        Exercisable       Unexercisable
----                                   -----------           -------------        -----------       -------------
Joseph K. Pagano                        217,000(2)                   -0-                -0-              -0-

Robert A. Reinhart                       40,000(3)                25,000(4)         $10,000              -0-

----------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. At December 31, 1998, the closing price per share of the Common Stock as reported by the OTC Bulletin Board was $1.00.

(2) Stock options granted by the board of directors as of May 14, 1996, under the Company's 1990 Stock Option Plan, having an exercise price of $1.625 per share, which options became immediately vested and exercisable from the date of grant and, as amended, expire May 14, 2001.

(3) Incentive stock options granted pursuant to Agreement dated October 25, 1996, having an exercise price of $2.50 per share, which options became immediately vested and exercisable from the date of grant and expire five
     (5) years after the date of grant. Such options were subsequently re-priced on January 16, 1998, to $0.75 per share (the fair market value of the Common Stock at such time).

(4) Incentive stock options granted pursuant to Agreement dated April 20, 1998, having an exercise price of $2.25 per share, which options vest in two equal installments on each of April 20, 1999 and April 20, 2000 and expire four (4) years after the date of grant.

Employment Agreements

     In conjunction with the CMT Merger, the Company assumed the three-year employment agreement, dated May 22, 1997 and amended as of May 29, 1998, with Thomas J. Livelli, pursuant to which Mr. Livelli serves as President and Chief Executive Officer of CMT. The employment agreement provides for an annual base compensation of $135,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of one year thereafter.

Director Compensation

     Directors receive no cash compensation for serving on the Board of Directors or for attending Board or Committee (if any) meetings. However, non-employee directors are eligible to be granted non-qualified stock options under the Company's 1990 Stock Option Plan. Nonqualified stock options may be exercised for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company did not have a Compensation Committee of its Board of Directors during fiscal 1998. Decisions as to compensation during fiscal 1998 were made by the Company's Board of Directors. Mr. Pagano, who is an officer of the Company, and Messrs. Livelli and Malavarca, who are officers of CMT, served as members of the Board of Directors during fiscal 1998. None of the other executive officers of the Company served on the Board of Directors or the compensation committee of any other entity, any of whose officers served on the Board of Directors during fiscal 1998.

Stock Option Plans

     The Company adopted the 1990 Stock Option Plan (the "Plan"), which provides for grants of options to purchase up to 1,000,000 shares of Common Stock, as amended by resolution dated June 12, 1996 of the Board of Directors, which options may be granted to employees, consultants, agents and other persons deemed valuable to the Company or any of its subsidiaries. The Plan permits the Board of Directors or the Committee of the Plan, as the case may be, to issue incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("non-ISOs"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422) 10% or more of the outstanding stock of the Company or any subsidiary (a "10% Stockholder"), the exercise price may not be less than 110% of such fair market value. The exercise price of each non-ISO also may not be less than 100% of the fair market value of the Common Stock at the time of grant. Options may not be exercised prior to the first anniversary, or on or after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder) of their grant. Options may not be transferred during the lifetime of the option holder. No stock options may be granted under the Plan after May 2000.

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

     Under the terms of the CMT Merger, the Company issued options to purchase 115,200 shares of its Common Stock under the Plan to holders of options to purchase shares of CMT's stock, which options had been granted under the stock option plan of CMT. In addition, the Company reserved shares of its Common Stock with respect to options to purchase up to an additional 273,800 shares of Common Stock for future grant under the Plan for employees of CMT. Of these reserved shares, options to purchase up to an aggregate of 44,250 shares of Common Stock were granted January 1, 1999 under the 1990 Plan to fourteen (14) employees of CMT. The terms of such options provide for a four (4) year vesting period by which all the options shall become exercisable. To the extent not exercised, the options shall expire on December 31, 2008.

     At the year ended December 31, 1998, options to purchase an aggregate of 350,000 shares of the Company's Common Stock were outstanding under the Plan and 7,200 options had been exercised.

     The Company from time to time has also granted non-plan options to certain officers, employees and consultants. Options to purchase an aggregate of 308,000 shares of the Company's Common Stock were outstanding at December 31, 1998, of which options to purchase an aggregate of 208,000 shares of the Company's Common Stock were granted to Messrs. Reinhart, Adler and Marks during the 1998 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information, as of April 20, 1999 (except as otherwise noted in the footnotes), regarding the beneficial ownership of the Company's Common Stock of: (i) each person or group known by the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock; (ii) each director of the Company; (iii) the Named Executives; and
(iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the Company believes that all persons named in the chart have sole voting and investment power over the shares listed.

                                               Amount and Nature of       Percentage of
Name and Address of Beneficial Owner           Beneficial Ownership       Common Stock
------------------------------------           --------------------       -------------
Frederick R. Adler
1520 S. Ocean Blvd
Palm Beach, FL  33480                             704,673(1)                 11.26%

Joseph K. Pagano
P.O. Box 7785
Aspen, CO  81612                                1,454,450(2)                 22.99%

Samuel A. Rozzi
c/o Corporate National Realty
7600 Jericho Turnpike
Woodbury, NY  11797                               447,525                     7.33%

D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY  10005                             1,124,859(3)                 18.41%

J. Morton Davis
44 Wall Street
New York, NY  10005                             1,124,859(3)(4)              18.41%

Robert A. Reinhart
c/o Cell & Molecular Technologies, Inc.
580 Marshall Street
Phillipsburg, New Jersey 08865                     52,500(5)                    *


Thomas Livelli
c/o Cell & Molecular Technologies, Inc.
580 Marshall Street
Phillipsburg, New Jersey 08865                    306,000                     5.01%

Paul A. Marks
7 Rossiter Road
Washington, Connecticut 06793                      18,000(6)                    *

Richard Malavarca
c/o Cell & Molecular Technologies, Inc.
580 Marshall Street
Phillipsburg, New Jersey 08865                    180,000                     2.95%

All directors and officers as a group (seven    3,163,148(7)                 48.32%
persons)


----------
(*)  Less than 1%.

(1) Includes options to purchase up to 150,000 shares of the Company's Common Stock, at an exercise price of $0.75 per share.

(2) Includes options to purchase up to 217,000 shares of the Company's Common Stock, at an exercise price of $1.625 per share.

(3) The information with respect to D.H. Blair Investment Banking Corp. ("Blair") and J. Morton Davis is based upon Amendment No. 7, dated May 1, 1996, to the Schedule 13D, dated January 31, 1992, filed by such persons with the SEC. The Schedule 13D states that Blair shares voting and investment power over 1,124,859 shares, and Mr. Davis has sole voting and investment power over such 1,124,859.

(4) Includes 8,500 shares owned by Mr. Davis' wife. Mr. Davis disclaims beneficial ownership of the 8,500 shares owned by his wife.

(5) Represents options to purchase up to 40,000 shares and 25,000 shares (of which options are currently exercisable with respect to only 12,500 shares) of the Company's Common Stock, at an exercise price of $0.75 and $.2.25 per share, respectively.

(6) Represents options to purchase up to 18,000 shares of the Company's Common Stock, at an exercise price of $2.00 per share.

(7) Includes options to purchase up to an aggregate of 437,500 shares of the Company's Common Stock, which options are exercisable at April 20, 1999 or within 60 days of such date, previously granted to the directors or officers of the Company.


Item 13. Certain Relationships and Related Transactions.

     In October 1998, the Company entered into a 180-day note payable agreement with a bank for a maximum of $200,000, which note is collateralized by a $200,000 certificate of deposit as well as a personal guarantee of Joseph K. Pagano, the President and Chairman of the Board of the Company. In December 1998, the bank advanced the Company $160,000 under this agreement, which note bears interest at 6.25% per annum and is payable monthly. During February 1999, $60,000 was repaid. The principal and any accrued interest is currently due June 29, 1999, following the 90 day renewal period agreed to by the bank as of the original April 1, 1999 maturity date.

     On May 29, 1998, the Company consummated the CMT Merger pursuant to which a wholly-owned subsidiary of Prime merged with and into CMT. Under the terms of the CMT Merger, all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of Common Stock, par value $.01 per share, of the Company, representing approximately 26.4% (after consummation of the CMT Merger) of the Company's issued and outstanding Common Stock. Of the shares issued pursuant to the CMT Merger, 393,000 and 202,500 shares of the Company's Common Stock were issued to Joseph K. Pagano, the President and Chairman of the Board of the Company, and Frederick R. Adler, a director of the Company, respectively, each of whom was a stockholder of CMT at the time of the CMT Merger.

     At the time of the CMT Merger, there were loans outstanding from CMT to six of its shareholders, in the aggregate principal amount of $500,000, as evidenced by promissory notes from CMT to each such shareholder. Messrs. Pagano and Adler were among these shareholders and, at the time of the CMT Merger, held promissory notes in the principal amounts of $218,333 and $112,500, respectively. These notes currently bear interest at a rate of 5% and mature May 1, 2000 (as adjusted in connection with the CMT Merger).

     In July 1991, the Company  entered into a consulting  agreement with Joseph
K. Pagano, effective through July 2, 1993 (the "Consulting Agreement"), which Consulting Agreement was renewed in each of the last six years. Mr. Pagano was retained to assist the Company in finding a business to acquire and to advise the Company in the investment of its funds pending any such acquisition. The Consulting Agreement initially provided for a monthly consulting fee and non-accountable expense allowance of $6,250 in the aggregate. In May 1992, the Consulting Agreement was amended to provide for a monthly consulting fee of $6,250 and reimbursement of documented expenses incurred on behalf of the Company and approved by an officer of the Company. The Consulting Agreement also provides for Mr. Pagano to participate in employee benefit plans and receive fringe benefits generally provided to the Company's senior management and permits the payment to Mr. Pagano of bonuses within the discretion of the Board of Directors. Mr. Pagano was elected President and a director of the Company on June 15, 1994.

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

     10.13 Form of Amendment to Employment Agreement dated as of May 29, 1998 between Cell & Molecular Technologies, Inc. and Thomas Livelli (**)

     27        Financial Data Schedule (for SEC use only)(*)

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


     (*) Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from, the Company's Report on Form 10-K for the fiscal year ended December 31, 1998.

     (**) Filed Herewith



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

                                                                   For the Years Ended
                                                                      December 31,
                                                       -----------------------------------------
                                                           1998           1997           1996
                                                       -----------------------------------------
Cash Flows from Operating Activities
     Net (loss)                                        $  (698,674)   $  (209,621)   $   (62,617)
     Adjustments to reconcile net (loss) to
       net cash provided by (used for)
       operating activities:
         Depreciation                                      183,959        112,078         68,302
         Amortization                                          190            175             --
         Loss on sale of fixed assets                           --             --         41,258
         Increase in allowance for doubtful accounts        10,000         10,000             --
         Accrued interest on stockholder loans              45,324         17,826             --
         Stock-based compensation                               --         22,500             --
         (Increase) decrease in:
           Accounts receivable                             (34,243)       (16,428)       (99,581)
           Unbilled services                                41,389        (31,578)       (33,610)
           Inventory                                        18,086        (57,375)       (20,542)
           Prepaid expenses                                   (765)        14,713         (9,967)
         Increase (decrease) in:
           Accounts payable and accrued expenses            42,969        (44,374)        245,192
           Customer deposits                              (344,497)       614,640             --
           Taxes payable                                        --           (800)       (13,394)
           Unearned revenue                                (10,261)       (72,072)       124,720
                                                       -----------    -----------    -----------

                                                          (746,523)       359,684        239,761
                                                       -----------    -----------    -----------


Cash Flows from Investing Activities
     Acquisitions of property and equipment               (347,173)      (447,936)      (100,774)
     Proceeds from sale of fixed assets                         --             --         21,675
     Cash acquired in connection with merger               546,484             --             --
     Purchase of certificate of deposit                   (200,000)            --             --
     Purchase of investment securities                  (5,014,578)            --             --
                                                       -----------    -----------    -----------

                                                        (5,015,267)      (447,936)       (79,099)
                                                       -----------    -----------    -----------


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

     The Company has a consulting agreement with its President/CEO which provides for monthly consulting fees and expenses and allows him to participate in employee benefit plans and receive fringe benefits generally provided to senior management.

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

                             PRIME CELLULAR, INC.



April 29, 1999              By: /s/ Robert A. Reinhart
                                -----------------------------------------------
                                Robert A. Reinhart, Chief Financial Officer and principal accounting officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature                         Title                                              Date
---------                         -----                                              ----

/s/ Joseph K. Pagano
-----------------------           Director, President                                April 29, 1999
Joseph K. Pagano                  (principal executive officer)


/s/ Robert A. Reinhart
-----------------------           Chief Financial Officer, Treasurer,                April 29, 1999
Robert A. Reinhart                Secretary and Vice President (principal
                                  financial and principal accounting officer)


-----------------------           Director                                           April __, 1999
Frederick R. Adler


/s/ Samuel Rozzi
-----------------------           Director                                           April 29, 1999
Samuel Rozzi


/s/ Richard Malavarca
-----------------------           Director                                           April 29, 1999
Richard Malavarca


/s/ Thomas Livelli
-----------------------           Director                                           April 29, 1999
Thomas Livelli


-----------------------           Director                                           April __, 1999
Paul A. Marks