Form 10-Q
period 1999-03-31
PRIME CELLULAR INC
filed 1999-05-21
CIK 864890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of __________________ to ________________


                         Commission file number: 0-18700
                              PRIME CELLULAR, INC.
             (exact name of Registrant as specified in its charter)


              Delaware                                          13-3570672
  (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                           Identification No.)

580 Marshall Street, Phillipsburg, PA                                08865
(Address of Principal Executive Office)                           (Zip Code)

Issuer's telephone number, including area code (908) 387-1673


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]    No [_]


     As of May 20, 1999 the registrant had 6,108,700 shares outstanding of its Common Stock, $.01 par value.

================================================================================

     PRIME CELLULAR, INC. AND SUBSIDIARY

                                      INDEX
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION...............................................  3

Item 1. Consolidated Financial Statements

          Independent Accountant Report ....................................  3

          Consolidated Balance Sheets (unaudited) at March 31, 1999
              and December 31, 1998.........................................  4

          Consolidated Statements of Operations (unaudited) for the
              three months ended March 31, 1999 and March 31, 1998..........  6

          Consolidated Statements of Cash Flows (unaudited) for
              the three months ended March 31, 1999 and March 31, 1998......  7

          Notes to Consolidated Financial Statements........................  8

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......... 11

PART II. OTHER INFORMATION.................................................. 12

Item 2. Changes in Securities............................................... 12

Item 6. Exhibits and Reports on Form 8-K.................................... 12

SIGNATURES.................................................................. 13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Prime Cellular, Inc. and Subsidiary

We have reviewed the consolidated balance sheet of Prime Cellular, Inc. and Subsidiary at March 31, 1999 and the related consolidated statement of operations and consolidated statement of cash flows for the three months then ended as set forth in the accompanying unaudited financial statements. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for the three months ended March 31, 1999 for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 1, 1999, we expressed an unqualified opinion on these consolidated financial statements.

RAICH ENDE MALTER LERNER & Co.
East Meadow, New York
May 14, 1999

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                   (Unaudited)
                                                  March 31, 1999   December 31, 1998
                                                  --------------   -----------------
Assets
  Current Assets
    Cash                                            $   175,163      $    84,146
    Cash deposit - restricted                           202,733          200,000
    Investment securities                                   --         5,096,557
    Accounts receivable - less allowance
        for doubtful accounts of $20,000                450,133          305,575
    Unbilled services                                   120,261           23,799
    Inventory                                           105,680          116,991
    Prepaid expenses                                      9,013            8,728
                                                    -----------      -----------
                                                      1,062,983        5,835,796
                                                    -----------      -----------
  Property and Equipment                              1,663,712        1,522,516
  Less:  Accumulated depreciation                       571,355          518,792
                                                    -----------      -----------
                                                      1,092,357        1,003,724
                                                    -----------      -----------
  Other Assets
    Investment Securities                             5,035,580             --
    Investment securities receivable                         --        4,978,947
    Deferred Financing Costs - net of
      accumulated amortization of $428 and
      $365 for 1999 and 1998, respectively                7,153            7,216
                                                    -----------      -----------
                                                      5,042,733        4,986,163
                                                    -----------      -----------
                                                    $ 7,198,073      $11,825,683
                                                    ===========      ===========

           See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                          (Unaudited)
                                                         March 31, 1999    December 31, 1998
                                                         --------------    -----------------
Liabilities and Stockholders' Equity
   Current Liabilities
       Collateralized investment loan                     $         --       $  5,000,000
       Note payable bank                                       100,000            160,000
       Current maturities of long-term debt                     26,007             25,533
       Accounts payable and accrued expenses                   528,211            427,313
       Customer deposits                                       384,596            270,143
       Unearned revenue                                        100,634             42,387
                                                          ------------       ------------
                                                             1,139,448          5,925,376
                                                          ------------       ------------
   Non-Current Liabilities
       Notes payable - net of current maturities               318,640            324,164
       Stockholder loans - net of current maturities           514,438            501,860
                                                          ------------       ------------
                                                             1,972,526          6,751,400
                                                          ------------       ------------
   Stockholders' Equity
       Common stock                                             61,087             61,087
       Additional paid-in capital                            5,813,710          5,813,710
       Accumulated deficit                                    (649,250)          (800,514)
                                                          ------------       ------------
                                                             5,225,547          5,074,283
                                                          ------------       ------------
                                                          $  7,198,073       $ 11,825,683
                                                          ============       ============


           See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               For the Three Months Ended
                                                           --------------------------------
                                                           March 31, 1999    March 31, 1998
                                                           --------------    --------------
Revenue
          Contract revenue                                  $   542,706       $   337,747
          Sale of goods                                         318,933           301,509
                                                            -----------       -----------
                                                                861,639           639,256
                                                            -----------       -----------
Direct Costs
          Contract revenue                                      228,535           216,801
          Sale of goods                                         169,758           153,929
                                                            -----------       -----------
                                                                398,293           370,730
                                                            -----------       -----------

Income After Direct Costs
          Contract revenue                                      314,171           120,946
          Sale of goods                                         149,175           147,580
                                                            -----------       -----------
                                                                463,346           268,526
                                                            -----------       -----------
Other Operating Expenses
          Contract revenue                                      155,269           154,469
          Sale of goods                                          73,068           107,510
                                                            -----------       -----------
                                                                228,337           261,979
                                                            -----------       -----------
Income (Loss) from Operations
          Contract revenue                                      158,902           (33,523)
          Sale of goods                                          76,107            40,070
                                                            -----------       -----------
                                                                235,009             6,547
                                                            -----------       -----------
Corporate Activities
          Selling, general and administrative expenses         (131,617)           (9,156)
          Interest income                                       110,733             4,634
          Interest expense                                      (62,591)          (15,008)
                                                            -----------       -----------
                                                                (83,475)          (19,530)
                                                            -----------       -----------

Income (Loss) Before Provision for Income Taxes                 151,534           (12,983)
Provision for Income Taxes                                          270            (5,618)
                                                            -----------       -----------
Net Income (Loss)                                           $   151,264       $    (7,365)
                                                            ===========       ===========
Basic and Diluted Net Income (Loss) Per Share               $       .02       $     (0.00)
                                                            ===========       ===========
Weighted Average Shares Outstanding - Basic                   6,108,700         1,611,000
                                                            ===========       ===========
                                    - Diluted                 6,291,624         1,611,000
                                                            ===========       ===========


           See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Three Months Ended
                                                                     ---------------------------------
                                                                     March 31, 1999     March 31, 1998
                                                                     --------------     --------------
Cash Flows from Operating Activities
          Net income (loss)                                          $   151,264       $    (7,365)
          Adjustments to reconcile net (loss) to net cash
              provided by (used in) operating activities:
                  Depreciation and amortization                           52,626            29,854
                  Accrued interest on stockholder loans                   12,578            10,299
                  Changes in assets and liabilities:
                      Accrued interest on investment securities           37,191
                      Accounts receivable                               (144,558)            4,815
                      Unbilled services                                  (96,462)         (128,033)
                      Inventory                                           11,311              (960)
                      Prepaid expenses                                      (285)
                      Accounts payable and accrued expenses              100,898          (122,651)
                      Customer deposits                                  114,453            (2,890)
                      Unearned revenue                                    58,247           (50,378)
                                                                     -----------       -----------
                                                                         297,263          (267,309)
                                                                     -----------       -----------
Cash Flows from Investing Activities
          Acquisitions of property and equipment                        (141,196)         (187,894)
          Sale of investment securities                                5,000,000
                                                                     -----------       -----------

                                                                       4,858,804          (187,894)
                                                                     -----------       -----------
Cash Flows from Financing Activities
          Net borrowings (repayments) on line of credit                                    (31,295)
          Repayments of notes payable                                    (60,000)               --
          Repayments of long term debt                                    (5,050)           (8,655)
          Payment of collateralized investment loan                   (5,000,000)
                                                                     -----------       -----------
                                                                      (5,065,050)          (39,950)
                                                                     -----------       -----------

Net Increase (Decrease) in Cash                                           91,017          (495,153)
Cash - beginning                                                          84,146           743,683
                                                                     -----------       -----------
Cash - end                                                           $   175,163       $   248,530
                                                                     ===========       ===========
Supplemental Disclosures
          Cash paid during the year:
                  Interest                                           $    50,013       $     4,709
                                                                     ===========       ===========
                  Income taxes                                       $       555       $    (5,618)
                                                                     ===========       ===========


           See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:   ORGANIZATION OF THE COMPANY AND NATURE OF ITS OPERATIONS

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

NOTE 2:   UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Forms 10-K and 10-K/A for the year ended December 31, 1998.

NOTE 3: SEGMENT INFORMATION

The following is information pertaining to the Company's two operating segments:
SM, which manufactures and wholesales cell culture media and reagents, and MCS, which provides research services to pharmaceutical companies and other molecular and cell biology research and development entities.

                                                            For the Three Months Ended
                                                         -------------------------------
                                                         March 31, 1999   March 31, 1998
                                                         --------------   --------------
Revenues:
   MCS - Contract Revenues from External Customers         $ 542,706       $ 337,747
                                                           ---------       ---------
   SM                                                        325,948         301,509
   Intersegment Revenues                                      (7,015)             --
                                                           ---------       ---------
   SM - Sales of goods to External Customers                 318,933         301,509
                                                           ---------       ---------
                                                           $ 861,639       $ 639,256
                                                           =========       =========

Income (Loss) before Income Taxes:
   MCS                                                     $ 158,902       $ (33,523)
   SM                                                         76,107          40,070
                                                           ---------       ---------
                                                             235,009           6,547

Corporate income and expenses unallocated to segments        (83,475)        (19,530)
                                                           ---------       ---------

                                                           $ 151,534       $ (12,983)
                                                           =========       =========


NOTE 4:   EARNINGS PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as increased by 182,924 potential shares during the three month period ended March 31, 1999, representing the effect of dilutive stock options utilizing the "treasury stock method."

At March 31, 1999, there were an additional 260,000 options outstanding, which were not considered in the computation because their inclusion would have been anti-dilutive.

All prior year per share data has been restated for the effect of the May 29, 1998 reverse acquisition with CMT.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  Private  Securities  Litigation  Reform  Act of 1995  provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's history of losses; the Company's need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainty with respect to the Year 2000 effect on the Company and its customers; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998.

Revenue. Revenue for the three months ended March 31, 1999 was $861,639 as compared to revenue of $639,256 for the three months ended March 31, 1998. This increase of $222,383 was as a result of a $17,424 or a 6% increase in sales of goods and a $204,959 or a 61% increase in contract revenue. During the three months ended March 31, 1998, MCS was primarily focused on hiring and recruiting personnel and setting up laboratory space and an internal infrastructure to transition the majority of the research work from subcontractors to in-house. This staff up and build out period was completed late in 1998 which allowed the division to focus on aggressively promoting its services. This anticipated increase in contract revenue materialized during the three months ended March 31, 1999.

Income after Direct Costs. Income after direct costs for the three months ended March 31, 1999 was $463,346 as compared to income after direct costs of $268,526 for the three months ended March 31, 1998. This increase in income after direct costs is the result of a $1,595 increase from the sales of goods plus a $193,225 or 160% increase from MCS. This increase from the contract revenue division was attributable to the more efficient utilization of manpower and material which was achieved as a direct result of significant increase in research contracts.

Corporate Activities. Corporate activities of $83,475 resulted in a net expense for the three months ended March 31, 1999 as compared to net expense of $19,530 for the three months ended March 31, 1998. This $63,945 increase in expense resulted from increased selling, general and administrative expenses plus interest expense, partially offset by interest income from Prime which was not present for the three months ended March 31, 1998 as the CMT merger was not consummated until May 29, 1998.

Net Income (Loss). Net income for the three months ended March 31, 1999 was $151,264 or $.02 per share basic and diluted, based on weighted average common shares outstanding of 6,108,700, basic and 6,291,624, diluted, as compared to a net loss of $7,365 or ($.00) per share based on 1,611,000 weighted average shares outstanding. The increase in net income was mainly the result of the 61% increase in contract revenue which resulted in $158,902 in income from operations - contract revenue for the three months ended March 31, 1999 as compared to a loss from operations - contract revenue of $33,523 for the three months ended March 31, 1998. This $192,425 increase was partially offset by a net expense increase of corporate activities for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 which resulted from Prime's activity which was not present for the three months ended March 31, 1998.

Liquidity and Capital Resources

At March 31, 1999, the Company had approximately $375,000 in cash. Although, the Company had a working capital deficit of approximately $75,000, the Company had, as of March 31, 1999, readily marketable investment securities of approximately $5,000,000 included in other assets.

Net cash provided by (used in) operating activities aggregated $297,263 and $(267,309) for the three months ended March 31, 1999 and 1998, respectively. The $564,572 net increase provided by operating activities was principally attributable to increased net income for the three months ended March 31, 1999 as compared to 1998 as well as an increase in accounts payable and accrued expense, partially offset by an increase in accounts receivable.

Net cash provided by investing activities aggregated $4,858,804 for the three months ended March 31, 1999 as compared with net cash used in investing activities of $(187,894) for the three months ended March 31, 1998. This net increase in cash provided by investing activities was primarily attributable to the $5,000,000 sale of investment securities.

Net cash used by financing activities aggregated $5,065,050 for the three months ended March 31, 1999 as compared to $39,950 for the three months ended March 31, 1998. The increase was due primarily to the repayment of the $5,000,000 collateralized investment loan during the three months ended March 31, 1999.

During the three months ended March 31, 1999, the Company financed its operations primarily through working capital.

Impact of the Year 2000

     The Company continues to explore new operations and financial software packages that are Year 2000 compliant and intends to install such software during the second and third quarters of the 1999 fiscal year with respect to CMT. The system for Prime was updated prior to the end of the 1998 fiscal year. The Company is also currently assessing the compatibility with third party suppliers and customers of any proposed software package as part of its efforts to minimize or eliminate any adverse effect on the Company's business in the event customers or suppliers systems have a Year 2000 problem. Although the Company does not expect significant costs or disruptions to its operations as a result of the inability of any of its suppliers and customers to achieve Year 2000 compliance, the Company cannot predict what effect such noncompliance may have upon the operations of the Company.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Not Applicable.

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On January 1, 1999 (the "Grant Date"), the Company granted to certain key employees of the Company options pursuant to the Company's 1990 Stock Option Plan to purchase up to an aggregate of 44,250 shares of the Company's Common
Stock, at an exercise price of $1.00. Such options shall vest and become exercisable in five equal annual installments, commencing either (i) on the Grant Date (in the case of employees having been employed for more than a year as of the Grant Date) or (ii) on the one (1) year anniversary of the Grant Date (in the case of employees having been employed for less than a year as of the Grant Date). In connection with the granting of such options, the Company relied on exemptions from registration provided under Section 4(2) under the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

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

May 21, 1999                               PRIME CELLULAR, INC.

                                           By: /s/ ROBERT A. REINHART
                                               ---------------------------------
                                               Robert A. Reinhart,
                                               Chief Financial Officer and
                                               principal accounting officer