Form 10-Q
period 1999-06-30
PRIME CELLULAR INC
filed 1999-08-16
CIK 864890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of _________________ to __________________

                         Commission file number: 0-18700
                              PRIME CELLULAR, INC.
             (exact name of Registrant as specified in its charter)

              Delaware                                       13-3570672
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)

580 Marshall Street, Phillipsburg, NJ                             08865
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code (908) 387-1673

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [_]

     As of August 11, 1999 the registrant had 6,108,700 shares outstanding of its Common Stock, $.01 par value.


================================================================================

PRIME CELLULAR, INC. AND SUBSIDIARY

                                      INDEX
                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION.........................................     3

Item 1. Consolidated Financial Statements
         Report of Independent Accountants............................     3
         Consolidated Balance Sheets (unaudited) at June 30, 1999
           and December 31, 1998......................................     4
         Consolidated Statements of Operations (unaudited) for the
           three months ended June 30, 1999 and June 30, 1998.........     6
         Consolidated Statements of Operations (unaudited) for the
           six months ended June 30, 1999 and June 30, 1998...........     7
         Consolidated Statements of Cash Flows (unaudited) for
            the six months ended June 30, 1999 and June 30, 1998......     8
         Notes to Consolidated Financial Statements (unaudited).......     9

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................    12

Item 3. Quantitative and Qualitative Disclosure About Market Risk.....    15

PART II. OTHER INFORMATION............................................    16

Item 2. Changes in Securities and Use of Proceeds.....................    16

Item 6. Exhibits and Reports on Form 8-K..............................    16

SIGNATURES............................................................    17

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Prime Cellular, Inc. and Subsidiary

We have reviewed the consolidated balance sheet of Prime Cellular, Inc. and Subsidiary at June 30, 1999 and the related consolidated statement of operations for each of the three-month and six-month periods ended June 30, 1999 and consolidated statement of cash flows for the six months ended June 30, 1999 as set forth in the accompanying unaudited financial statements. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 1, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

RAICH ENDE MALTER LERNER & Co.
East Meadow, New York
August 11, 1999

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                  June 30, 1999      December 31, 1998
                                                                  --------------     ------------------
Assets
    Current Assets
        Cash                                                          $   209,327         $    84,146
        Certificate of deposit - restricted                               204,823             200,000
        Investment securities                                                  --           5,096,557
        Accounts receivable - less allowance
                for doubtful accounts of $20,000                          635,084             305,575
        Unbilled services                                                 102,632              23,799
        Inventory                                                         138,462             116,991
        Prepaid expenses                                                   17,458               8,728
                                                                       ----------          ----------
                                                                        1,307,786           5,835,796
                                                                       ----------          ----------
    Property, Plant and Equipment                                       1,621,740           1,522,516
    Less:  Accumulated depreciation and amortization                      535,958             518,792
                                                                       ----------          ----------
                                                                        1,085,782           1,003,724
                                                                       ----------          ----------
    Other Assets
        Investment securities                                           4,992,842                  --
        Investment securities receivable                                       --           4,978,947
        Deferred financing costs - net of
            accumulated amortization of $491 and
            $365 for 1999 and 1998, respectively                            7,090               7,216
                                                                       ----------          ----------
                                                                        4,999,932           4,986,163
                                                                       ----------          ----------
                                                                      $ 7,393,500         $11,825,683
                                                                       ==========          ==========


           See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)
                                                                   June 30, 1999     December 31, 1998
                                                                   -------------     -----------------
Liabilities and Stockholders' Equity
      Current Liabilities
              Collateralized investment loan                         $         --       $  5,000,000
              Note payable- bank                                           48,300            160,000
              Current maturities of long-term debt                         26,583             25,533
              Current maturities of stockholder loans                     527,333                 --
              Accounts payable and accrued expenses                       742,217            427,313
              Customer deposits                                           332,969            270,143
              Unearned revenue                                             82,012             42,387
                                                                       ----------         ----------
                                                                        1,759,414          5,925,376

      Non-Current Liabilities
              Note payable - bank                                          51,700                 --
              Long-term debt - net of current maturities                  311,779            324,164
              Stockholder loans - net of current maturities                     0            501,860
                                                                       ----------         ----------
                                                                        2,122,893          6,751,400
                                                                       ----------         ----------
      Stockholders' Equity
              Common stock                                                 61,087             61,087
              Additional paid-in capital                                5,813,710          5,813,710
              Accumulated deficit                                        (604,190)          (800,514)
                                                                       ----------         ----------
                                                                        5,270,607          5,074,283
                                                                       ----------         ----------
                                                                     $  7,393,500       $ 11,825,683
                                                                       ==========         ==========





           See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        For the Three Months Ended
                                                                     ----------------------------------
                                                                     June 30, 1999        June 30, 1998
                                                                     -------------         ------------
Revenue
          Contract revenue                                          $    448,857         $   270,828
          Sale of goods                                                  367,471             421,486
                                                                       ---------           ---------
                                                                         816,328             692,314
                                                                       ---------           ---------
Direct Costs
          Contract revenue                                               263,432             201,511
          Sale of goods                                                  168,936             232,464
                                                                       ---------           ---------
                                                                         432,368             433,975
                                                                       ---------           ---------
Income After Direct Costs
          Contract revenue                                               185,425              69,317
          Sale of goods                                                  198,535             189,022
                                                                       ---------           ---------
                                                                         383,960             258,339
                                                                       ---------           ---------
Other Operating Expenses
          Contract revenue                                               139,604             166,996
          Sale of goods                                                   80,431             149,121
                                                                       ---------           ---------
                                                                         220,035             316,117
                                                                       ---------           ---------
Income (Loss) from Operations
          Contract revenue                                                45,821             (97,679)
          Sale of goods                                                  118,104              39,901
                                                                       ---------           ---------
                                                                         163,925             (57,778)
                                                                       ---------           ---------
Corporate Activities
          Selling, general and administrative expenses                  (157,750)            (79,162)
          Interest income                                                 60,998              27,738
          Interest expense                                               (22,251)            (26,402)
                                                                       ---------           ---------
                                                                        (119,003)            (77,826)
                                                                       ---------           ---------
Income (Loss) Before Provision for Income Taxes                           44,922            (135,604)
Provision (credit) for Income Taxes                                         (138)             (7,242)
                                                                       ---------           ---------
Net Income (Loss)                                                     $   45,060          $ (128,362)
                                                                       =========           =========
Basic and Diluted Net Income (Loss) Per Share                         $      .01          $     (.02)
                                                                       =========           =========
Weighted Average Shares Outstanding - Basic                            6,108,700           6,101,500
                                                                       =========           =========
                                    - Diluted                          6,308,216           6,101,500
                                                                       =========           =========


           See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                         For the Six Months Ended
                                                                    ----------------------------------
                                                                    June 30, 1999        June 30, 1998
                                                                    -------------        -------------
Revenue
          Contract revenue                                           $   991,563         $   608,575
          Sale of goods                                                  686,404             722,995
                                                                       ---------           ---------
                                                                       1,677,967           1,331,570
                                                                       ---------           ---------
Direct Costs
          Contract revenue                                               491,967             418,312
          Sale of goods                                                  338,694             386,393
                                                                       ---------           ---------
                                                                         830,661             804,705
                                                                       ---------           ---------
Income After Direct Costs
          Contract revenue                                               499,596             190,263
          Sale of goods                                                  347,710             336,602
                                                                       ---------           ---------
                                                                         847,306             526,865
                                                                       ---------           ---------
Other Operating Expenses
          Contract revenue                                               294,873             321,465
          Sale of goods                                                  153,499             256,631
                                                                       ---------           ---------
                                                                         448,372             578,096
                                                                       ---------           ---------
Income (Loss) from Operations
          Contract revenue                                               204,723            (131,202)
          Sale of goods                                                  194,211              79,971
                                                                       ---------           ---------
                                                                         398,934             (51,231)
                                                                       ---------           ---------
Corporate Activities
          Selling, general and administrative expenses                  (289,367)            (88,318)
          Interest income                                                171,731              32,372
          Interest expense                                               (84,842)            (41,410)
                                                                       ---------           ---------
                                                                        (202,478)            (97,356)
                                                                       ---------           ---------
Income (Loss) Before Provision for Income Taxes                          196,456            (148,587)
Provision (credit) for Income Taxes                                          132             (12,860)
                                                                       ---------           ---------
Net Income (Loss)                                                      $ 196,324           $(135,727)
                                                                       =========           =========
Basic and Diluted Net Income (Loss) Per Share                          $     .03           $   (0.02)
                                                                       =========           =========
Weighted Average Shares Outstanding - Basic                            6,108,700           6,132,250
                                                                       =========           =========
                                    - Diluted                          6,300,205           6,132,250
                                                                       =========           =========


           See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the Six Months Ended
                                                                        ------------------------------
                                                                        June 30, 1999    June 30, 1998
                                                                        -------------    -------------
Cash Flows from Operating Activities
   Net income (loss)                                                  $    196,324     $    (135,727)
   Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                     107,630            72,614
         Accrued interest on stockholder loans                              25,473            23,649
         Changes in assets and liabilities:
            Accrued interest on investment securities                       77,839           (25,586)
            Accounts receivable                                           (329,509)          (50,487)
            Unbilled services                                              (78,833)          (69,627)
            Inventory                                                      (21,471)          (22,364)
            Prepaid expenses                                                (8,730)          (26,534)
            Accounts payable and accrued expenses                          314,904           (13,896)
            Customer deposits                                               62,826          (189,861)
            Unearned revenue                                                39,625           (36,666)
                                                                         ---------          --------
                                                                           386,078          (474,485)
                                                                         ---------          --------
Cash Flows from Investing Activities
   Acquisitions of property and equipment                                 (189,562)         (290,330)
   Sale of investment securities                                         5,000,000                 -
   Cash acquired in connection with merger                                       -           546,484
                                                                         ---------          --------
                                                                         4,810,438           256,154
                                                                         ---------          --------
Cash Flows from Financing Activities
   Net borrowings (repayments) on line of credit                                 -           (31,295)
   Repayments of notes payable                                             (60,000)          (17,606)
   Repayments of long term debt                                            (11,335)                -
   Payment of collateralized investment loan                            (5,000,000)                -

                                                                         ---------          --------
                                                                        (5,071,335)          (48,901)
                                                                         ---------          --------
Net Increase (Decrease) in Cash                                            125,181          (267,232)
Cash - beginning                                                            84,146           743,683
                                                                         ---------          --------
Cash - end                                                               $ 209,327         $ 476,451
                                                                         =========          ========
Supplemental Disclosures - cash paid during the year:
      Interest                                                           $  49,032         $  17,761
                                                                         =========          ========
      Income taxes                                                       $     417       $    15,727
                                                                         =========          ========


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

NOTE 2: UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six and three months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Forms 10-K and 10-K/A for the year ended December 31, 1998.

NOTE 3: SEGMENT INFORMATION

The following is information pertaining to the Company's two operating segments:
SM, which manufactures and wholesales cell culture media and reagents, and MCS, which provides research services to pharmaceutical companies and other molecular and cell biology research and development entities.

                                                                          For the Six Months Ended
                                                                       --------------------------------
                                                                       June 30, 1999      June 30, 1998
                                                                       -------------      -------------
Revenues:
      MCS - Contract Revenues from External Customers                   $ 991,563          $ 608,575
                                                                         --------           --------
      SM                                                                  704,478            731,581
      Intersegment Revenues                                               (18,074)            (8,586)
                                                                         --------           --------
      SM - Sales of goods to External Customers                           686,404            722,995
                                                                         --------           --------
                                                                      $ 1,677,967        $ 1,331,570
                                                                         ========           ========
Income (Loss) before Income Taxes:
      MCS                                                               $ 204,723         $ (131,202)
      SM                                                                  194,211             79,971
                                                                         --------           --------
                                                                          398,934            (51,231)
Corporate income and expenses unallocated to segments                    (202,478)           (97,356)
                                                                         --------           --------
                                                                        $ 196,456         $ (148,587)
                                                                         ========           ========

                                                                         For the Three Months Ended
                                                                       -----------------------------
                                                                       June 30, 1999      June 30, 1998
                                                                       -------------      -------------
Revenues:
      MCS - Contract Revenues from External Customers                   $ 448,857          $ 270,828
                                                                         --------           --------
      SM                                                                  378,530            430,072
      Intersegment Revenues                                               (11,059)            (8,586)
                                                                         --------           --------
      SM - Sales of goods to External Customers                           367,471            421,486
                                                                         --------           --------
                                                                        $ 816,328          $ 692,314
                                                                         ========           ========
Income (Loss) before Income Taxes:
      MCS                                                                $ 45,821          $ (97,679)
      SM                                                                  118,104             39,901
                                                                         --------           --------
                                                                          163,925            (57,778)
Corporate income and expenses unallocated to segments                    (119,003)           (77,826)
                                                                         --------           --------
                                                                         $ 44,922         $ (135,604)
                                                                         ========           ========


NOTE 4: EARNINGS PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as increased by 199,516 and 191,505 potential shares during the three month period ended June 30, 1999 and the six months ended June 30, 1999, respectively, representing the effect of dilutive stock options utilizing the "treasury stock method."

At June 30, 1999, there were an additional 260,000 options outstanding, which were not considered in the computation because their inclusion would have been anti-dilutive.

All prior year per share data has been restated for the effect of the May 29, 1998 reverse acquisition with CMT.

NOTE 5: EMPLOYMENT AGREEMENT

In May 1999, Prime entered into an employment agreement with Joseph K.
Pagano ("Pagano") to serve as the President of Prime. This replaces the consulting agreement that Prime had with Pagano which was terminated at the same time. The agreement is for an initial term of one year and contains a provision for an automatic one year extension.

In connection with the employment agreement, the termination date of 217,000 options previously granted to Pagano under the Company's 1990 Stock Option Plan were extended an additional three years to May 24, 2004. In accordance with SFAS 123 the additional compensation recognized as of the modification date, if the Company had accounted for its stock option plans under the fair value method, would have been $45,570, which was estimated using the Black-Scholes pricing model, with the following weighted average assumptions:

                                     Before Modification  After Modification
                                     -------------------  ------------------
Expected life of options                2 years                  5 years
Risk free interest rate                 5%                       5%
Volatility of stock                     158%                     158%
Expected dividend yield                 --                       --


NOTE 6: INCOME TAXES

The provision for income taxes differs from the amount using the federal income tax rate (34%) due to the utilization of net operating loss carry forwards.

NOTE 7. ADJUSTMENT TO PREVIOUS YEAR'S QUARTERLY FINANCIAL INFORMATION

As reported in the Fourth Quarter Adjustment note in the December 31, 1998 Report on Form 10-K, the Company recorded an adjustment totaling $125,350 to reclassify the results of operations of the legal acquirer for the period January 1, 1998 through May 29, 1998, the date of the merger, to additional paid in capital. A reconciliation of this adjustment follows:

                                        For the three       For the six
                                        months ended        months ended
                                        June 30, 1998       June 30, 1998
                                        -------------       --------------
Net (loss) - as previously reported       (173,952)           (261,077)
Adjustment described above.                 45,590             125,350
                                          --------            --------
Net (loss) - as restated.                 (128,362)           (135,727)
                                          ========             =======

Net (loss) per share - as previously
 reported                                     (.03)               (.04)
Adjustment described above                     .01                 .02
                                          --------             -------
Net (loss) per share - as restated.           (.02)               (.02)
                                          ========             =======


NOTE 8: SUBSEQUENT EVENT- Note Payable Bank

The note payable- bank, for $100,000 as of June 30, 1999, which was due July 1, 1999, has been refinanced. During August 1999, CMT entered into a five year note payable agreement for $350,000, the proceeds of which were partially used to satisfy the $100,000 note. This new note is payable in equal monthly installments of $7,223 including interest stated at 8 3/4 % and matures August 1, 2004. This note is guaranteed by Prime which has agreed to keep unencumbered liquid assets of two times the outstanding loan balance at all times. Accordingly $51,700 of the $100,000 note payable balance at June 30, 1999 has been reclassified as non-current.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the
Company's: history of losses; need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainty with respect to the Year 2000 effect on the Company and its customers; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe", "expect", "anticipate", "intend", "plan", "will likely result",
"will continue", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30, 1998.

Revenue. Revenue for the three months ended June 30, 1999 was $816,328 as compared to revenue of $692,314 for the three months ended June 30, 1998. This increase of $124,014 was as a result of a $54,015 or a 13% decrease in sales of goods and a $178,029 or a 66% increase in contract revenue. During the three months ended June 30, 1998, MCS was primarily focused on hiring and recruiting personnel and setting up laboratory space and an internal infrastructure to transition the majority of the research work from subcontractors to in-house. This staff up and build out period was completed late in 1998 which allowed the division to focus on aggressively promoting its services. This anticipated increase in contract revenue materialized during the three months ended March 31, 1999 and continued during the three months ended June 30, 1999.

Income after Direct Costs. Income after direct costs for the three months ended June 30, 1999 was $383,960 as compared to income after direct costs of $258,339 for the three months ended June 30, 1998. This increase in income after direct costs is the result of a $9,513 or 5% increase from the sales of goods plus a $116,108 or 167% increase from MCS. This increase from the contract revenue division was attributable to the more efficient utilization of manpower and material which was achieved as a direct result of significant increase in research contracts which resulted in higher margins for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The margins for the SM division increased for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 as a result of an increase in sales of higher gross profit items during the three months ended June 30, 1999.

Corporate Activities. Corporate activities for the three months ended June 30, 1999 was a net expense of $119,003 as compared to net expense of $77,826 for the three months ended June 30, 1998. This $41,177 increase in net expense resulted from increased selling, general and administrative expenses plus interest expense, partially offset by interest income all of which resulted from Prime which was only present from May 29, 1998 for the three months ended June 30, 1998 as the CMT merger was not consummated until May 29, 1998. These income and expense items attributable, to Prime, were included from April 1, 1999 to June 30, 1999 for the three months ended June 30, 1999

Net Income (Loss). Net income for the three months ended June 30, 1999 was $45,060 or $.01 per share basic and diluted, based on weighted average common shares outstanding of 6,108,700, basic and 6,308,216, diluted, as compared to a net loss of $128,362 or ($.02) per share based on 6,101,500 weighted average shares outstanding, basic and diluted. The increase in net income was mainly the result of the 18% increase in revenue, with higher margins, coupled with a decrease of 30% in other operating expenses partially offset by an increase in corporate activity.

Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998.

Revenue. Revenue for the six months ended June 30, 1999 was $1,677,967 as compared to revenue of $1,331,570 for the six months ended June 30, 1998. This increase of $346,397 was as a result of a $36,591 or a 5% decrease in sales of goods and a $382,988 or a 63% increase in contract revenue. During the six months ended June 30, 1998, MCS was primarily focused on hiring and recruiting personnel and setting up laboratory space and an internal infrastructure to transition the majority of the research work from subcontractors to in-house. This staff up and build out period was completed late in 1998 which allowed the division to focus on aggressively promoting its services. This anticipated increase in contract revenue materialized during the six months ended June 30, 1999.

Income after Direct Costs. Income after direct costs for the six months ended June 30, 1999 was $847,306 as compared to income after direct costs of $526,865 for the six months ended June 30, 1998. This increase in income after direct costs is the result of a $11,108 or 3% increase from the sales of goods plus a $309,333 or 163% increase from MCS. This increase from the contract revenue division was attributable to the more efficient utilization of manpower and material which was achieved as a direct result of significant increase in research contracts which resulted in higher margins for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The margins for the SM division increased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 as a result of an increase in sales of higher gross profit items during the six months ended June 30, 1999.

Corporate Activities. Corporate activities for the six months ended June 30, 1999 was a net expense of $202,478 as compared to net expense of $97,356 for the six months ended June 30, 1998. This $105,122 increase in net expense resulted from increased selling, general and administrative expenses plus interest expense, partially offset by interest income all of which resulted from Prime which was only present from May 29, 1998 for the six months ended June 30, 1998 as the CMT merger was not consummated until May 29, 1998. These income and expense items attributable, to Prime, were included from January 1, 1999 for the six months ended June 30, 1999

Net Income (Loss). Net income for the six months ended June 30, 1999 was $196,324 or $.03 per share basic and diluted, based on weighted average common shares outstanding of 6,108,700, basic and 6,300,205, diluted, as compared to a net loss of $135,727 or ($.02) per share based on 6,132,250 weighted average shares outstanding, basic and diluted. The increase in net income was mainly the result of the 26% increase in revenue, with higher margins, coupled with a decrease of 22% in other operating expenses partially offset by an increase in corporate activity.


Liquidity and Capital Resources

At June 30, 1999, the Company had approximately $415,000 in cash. Although, the Company had a working capital deficit of approximately $450,000, the Company had, as of June 30, 1999, readily marketable investment securities of approximately $5,000,000 included in other assets.

Net cash provided by (used in) operating activities aggregated $386,078 and $(474,485) for the six months ended June 30, 1999 and 1998, respectively. The $860,563 net increase provided by operating activities was principally attributable to increased net income for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 as well as an increase in the change of accounts payable and accrued expense, customer deposits and unearned revenue, partially offset by an increase in accounts receivable.

Net cash provided by investing activities aggregated $4,810,438 for the six months ended June 30, 1999 as compared with $256,154 for the six months ended June 30, 1998. This net increase in cash provided by investing activities was primarily attributable to the $5,000,000 sale of investment securities reduced by $546,484 in cash acquired from Prime in connection with the May 29, 1998 merger.

Net cash used by financing activities aggregated $5,071,335 for the six months ended June 30, 1999 as compared to $48,901 for the six months ended June 30, 1998. The increase was due primarily to the repayment of the $5,000,000 collateralized investment loan during the six months ended June 30, 1999.

During the six months ended June 30, 1999, the Company financed its operations primarily through working capital.

Subsequent to June 30, 1999, CMT entered into a five-year note payable agreement for $350,000, the proceeds of which were partially used to satisy the $100,000 note payable-bank.

Impact of the Year 2000

The Company is in the process of evaluating the potential impact of the situation commonly referred to as the "Year 2000" (Y2K) issue. This issue concerns the inability of information systems to properly recognize and process date sensitive information relating to the year 2000 and beyond. The inability to properly interpret dates beyond the year 1999 could lead to business disruptions.

The Company has formed an internal Y2K team to assess the Company's products, its internal information systems and processes, and its third party suppliers for Y2K readiness. The team has identified existing systems which require action and is in the process of developing and executing plans to make corrections in affected areas prior to the issue causing any disruption of normal business activities.

The Company has explored new operations and financial software packages for its internal information systems and processes that are Y2K compliant and intends to install such software during the third and fourth quarters of the 1999 fiscal year with respect to CMT. A Y2K compliant system for Prime was updated prior to the end of the 1998 fiscal year.

All of the Company's products that have been installed have either successfully passed Y2K compliance testing or have been deemed Y2K not-applicable by virtue of the fact that they do not process date information in any manner. Although the Company's Y2K compliant products have undergone the Company's normal quality testing procedures, there can be no assurance that these products, or third-party products used with the Company's products, do not contain undetected errors or defects associated with Y2K date functions that may materially or adversely affect the Company.

The Company primarily utilizes third party software packages for its internal information systems and processes. Many of these packages have already been rendered Y2K compliant by the manufacturers, and as a part of ongoing support agreements with these manufacturers, the Company is able to upgrade to Y2K compliant versions at minimal to no additional cost. As a result, efforts required to modify the Company's business systems have been minimized. The Company expects its principal internal management information systems to be fully Y2K compliant by November, 1999. The Company is examining and taking steps to ensure that its manufacturing processes will not be interrupted and its facilities infrastructure will not experience any failures or difficulties as a result of the Y2K issues.

The Company also faces risks and uncertainties to the extent that third-party suppliers of products, service and systems on which the Company relies do not have business systems or products that comply with Y2K requirements. The Company intends to initiate communications with all of its significant suppliers and customers to determine the extent to which the Company's systems and products are vulnerable to those third parties' failure to remediate their own Y2K issues during the third and fourth quarters of 1999. There is no guarantee that the systems or products of other companies on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems or products. The Company's Y2K team is in the process of identifying what actions are needed to minimize or eliminate any adverse effect on the Company's business in the event customers' or suppliers' systems are not Y2K compliant.

Based on the status of its assessment to date, the Company does not anticipate significant costs or lost revenue associated with the Y2K issue that would have a material adverse effect on the Company's operating results or financial condition. However, there can be no assurance that the Company will not experience unexpected difficulties in connection with the Year 2000 or that the systems of other companies on which the Company's systems rely will be timely converted.


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

     (a) Exhibits.

         Exhibit 27  Financial Data Schedule (6/30/99)

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PRIME CELLULAR, INC.

August 11, 1999                                 By: /s/ ROBERT A. REINHART
                                                    --------------------------
                                                    Robert A. Reinhart,
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer

                                    EXHBITS


     Exhibit        Description
     -----------    -----------

      27           Financial Data Schedule (6/30/99)