Form 10-Q
period 1999-09-30
PRIME CELLULAR INC
filed 1999-11-15
CIK 864890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                       OR

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

         As of November 11, 1999 the registrant had 6,108,700 shares outstanding of its Common Stock, $.01 par value.


================================================================================

PRIME CELLULAR, INC. AND SUBSIDIARY


                                                       INDEX

                                                                         Page

PART I. FINANCIAL INFORMATION.........................................     3

Item 1. Consolidated Financial Statements
         Report of Independent Accountants............................     3
         Consolidated Balance Sheets (unaudited) at September 30, 1999
           and December 31, 1998......................................     4
         Consolidated Statements of Operations (unaudited) for the
           three months ended September 30, 1999 and September 30, 1998.. 6 Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 1999 and September 30, 1998.. 7 Consolidated Statements of Cash Flows (unaudited) for the nine
           months ended September 30, 1999 and September 30, 1998.....     8
         Notes to Consolidated Financial Statements (unaudited).......     9

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................    13

Item 3. Quantitative and Qualitative Disclosure About Market Risk.....    17

PART II. OTHER INFORMATION............................................    18

Item 2. Changes in Securities and Use of Proceeds.....................    18

Item 6. Exhibits and Reports on Form 8-K..............................    18

SIGNATURES............................................................    19

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Prime Cellular, Inc. and Subsidiary

We have reviewed the consolidated balance sheet of Prime Cellular, Inc. and Subsidiary at September 30, 1999 and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 1999 and consolidated statement of cash flows for the nine months ended September 30, 1999 as set forth in the accompanying unaudited financial statements. These financial statements are the responsibility of the Company's management.

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

RAICH ENDE MALTER LERNER & Co.
East Meadow, New York
October 29, 1999

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                              (Unaudited)
                                               September 30,       December 31,
                                                  1999                  1998
                                               -------------       ------------
Assets
    Current Assets
      Cash                                         $ 18,835          $ 84,146
      Certificate of deposit - restricted                --           200,000
      Investment securities                              --         5,096,557
      Accounts receivable - less allowance
        for doubtful accounts of $20,000            642,304           305,575
      Unbilled services                              99,812            23,799
      Inventory                                     162,444           116,991
      Prepaid expenses                               21,239             8,728
                                                    -------         ---------

                                                    944,634         5,835,796
                                                    -------         ---------

      Property, Plant and Equipment               1,676,202         1,522,516
      Less: Accumulated depreciation and
         amortization                               595,238           518,792
                                                    -------         ---------

                                                  1,080,964         1,003,724
                                                  ---------         ---------

     Other Assets
       Investment securities                      5,391,904                --
       Investment securities receivable                  --         4,978,947
       Deferred financing costs - net of
         accumulated amortization of $554
         and $365 for 1999 and 1998,
         respectively                                 7,027            7,216
                                                    -------         ---------

                                                  5,398,931         4,986,163
                                                  ---------         ---------

                                                $ 7,424,529       $11,825,683
                                                ===========       ===========


         See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                (Unaudited)
                                               September 30,       December 31,
                                                   1999               1998
                                               -------------       ------------
Liabilities and Stockholders' Equity
    Current Liabilities
      Collateralized investment loan           $        --         $ 5,000,000
      Note payable - bank                               --             160,000
      Current maturities of long-term debt          86,695              25,533
      Accounts payable and accrued expenses        365,803             427,313
      Customer deposits                            244,094             270,143
      Unearned revenue                              66,265              42,387
                                               -----------           ---------
                                                   762,857           5,925,376

   Non-Current Liabilities
     Long-term debt - net of current
       maturities                                  582,254             324,164
     Stockholder loans-- net of current
       maturities                                  520,518             501,860
                                                  --------           ---------
                                                 1,865,629           6,751,400
                                               -----------           ---------

     Stockholders' Equity
       Common stock                                61,087               61,087
       Additional paid-in capital               5,832,404            5,813,710
       Accumulated deficit                       (334,591)            (800,514)
                                               ----------             --------

                                                5,558,900            5,074,283
                                              -----------            ---------

                                               $7,424,529          $11,825,683
                                              ===========          ===========



         See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months Ended
                                                          September 30,
                                                   1999                 1998
                                                   ----                 ----
Revenue
         Contract revenue                     $   720,008          $   145,023
         Sale of goods                            397,458              252,936
                                                  -------              -------

                                                1,117,466              397,959
                                                ---------            ---------

Direct Costs
         Contract revenue                         289,085              251,412
         Sale of goods                            197,710              151,501
                                                ---------            ---------

                                                  486,795              402,913
                                                ---------            ---------

Income After Direct Costs
         Contract revenue                         430,923             (106,389)
         Sale of goods                            199,748              101,435
                                                ---------            ---------

                                                  630,671               (4,954)
                                                ---------            ---------

Other Operating Expenses
         Contract revenue                         176,903              155,162
         Sale of goods                             94,728               98,804
                                                ---------             --------

                                                  271,631              253,966
                                                ---------            ---------

Income (Loss) from Operations
         Contract revenue                         254,020             (261,551)
         Sale of goods                            105,020                2,631
                                                ---------            ---------

                                                  359,040             (258,920)
                                                ---------            ---------

Corporate Activities
         Selling, general and administrative
          expenses                               (126,041)            (117,848)
         Interest income                           60,537               83,408
         Interest expense                         (23,414)             (28,086)
                                                ---------            ---------

                                                  (88,918)             (62,526)
                                                ---------            ---------

Income (Loss) Before Provision for Income Taxes   270,122             (321,446)
Provision (credit) for Income Taxes                   523                  868
                                                 --------             --------

Net Income (Loss)                              $  269,599           $ (322,314)
                                               ==========           ==========
Net Income (Loss) Per Share      -  Basic      $      .04           $    (0.05)
                                               ==========           ==========
                                 -  Diluted    $      .04           $    (0.05)
                                               ==========           ==========
Weighted Average Shares          -  Basic       6,108,700            6,108,700
   Outstanding                                 ==========           ==========
                                 -  Diluted     6,563,830            6,108,700
                                               ==========           ==========


         See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 For the Nine Months Ended
                                                        September 30,
                                                 1999                   1998
                                                 ----                   ----
Revenue
         Contract revenue                   $    1,711,571        $   753,598
         Sale of goods                           1,083,862            975,931
                                                 ---------          ---------

                                                 2,795,433          1,729,529
                                                 ---------          ---------
Direct Costs
         Contract revenue                          781,052            669,724
         Sale of goods                             536,404            537,894
                                                 ---------          ---------

                                                 1,317,456          1,207,618
                                                ----------          ---------
Income After Direct Costs
         Contract revenue                          930,519             83,874
         Sale of goods                             547,458            438,037
                                                 ---------          ---------

                                                 1,477,977            521,911
                                                 ---------          ---------
Other Operating Expenses
         Contract revenue                         471,776             476,627
         Sale of goods                            248,227             355,435
                                                ---------           ---------

                                                  720,003             832,062
                                                ---------           ---------

Income (Loss) from Operations
         Contract revenue                         458,743            (392,753)
         Sale of goods                            299,231              82,602
                                                ---------           ---------

                                                  757,974            (310,151)
                                                ---------          ----------

Corporate Activities
         Selling, general and administrative
           expenses                              (415,408)           (206,166)
         Interest income                          232,268             115,780
         Interest expense                        (108,256)            (69,496)
                                                 --------           ---------

                                                 (291,396)           (159,882)
                                                ---------            --------

Income (Loss) Before Provision for Income Taxes   466,578            (470,033)
Provision (credit) for Income Taxes                   655             (11,992)
                                                ---------           ---------

Net Income (Loss)                              $  465,923          $ (458,041)
                                               ==========          ==========
Net Income (Loss) Per Share        - Basic     $      .08          $    (0.07)
                                               ==========          ==========
                                   - Diluted   $      .07          $    (0.07)
                                               ==========          ==========
Weighted Average Shares
  Outstanding                      - Basic      6,108,700           6,126,363
                                               ==========          ==========
                                   - Diluted    6,403,736           6,126,363
                                               ==========          ==========


         See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                    For the Nine Months Ended
                                                         September 30,
                                                     1999              1998
                                                     ----              ----
Cash Flows from Operating Activities
  Net income (loss)                             $   465,923       $  (458,041)
  Adjustments to reconcile net (loss) to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 166,973           117,373
      Accrued interest on stockholder loans          37,352            43,300
      Changes in assets and liabilities:
        Accrued interest on investment securities    24,307            42,829
        Accounts receivable                        (336,729)           25,378
        Unbilled services                           (76,013)           30,126
        Inventory                                   (45,453)           (2,343)
        Prepaid expenses                            (12,511)          (21,213)
        Accounts payable and accrued expenses       (61,510)          188,407
        Customer deposits                           (26,049)         (286,231)
        Unearned revenue                             23,878           (20,229)
                                                  ---------         ---------

                                                    160,168          (340,644)
                                                  ---------         ---------

Cash Flows from Investing Activities
         Acquisitions of property and equipment    (244,024)         (353,486)
         Purchase of investment securities         (340,707)               --
         Redemption of certificate of deposit       200,000                --
         Sale of investment securities            5,000,000                --
         Cash acquired in connection with merger         --           546,484
                                                  ---------         ---------

                                                  4,615,269           192,998
                                                  ---------         ---------

Cash Flows from Financing Activities
         Net borrowings (repayments) on line
           of credit                                     --           (31,295)
         Repayments of notes payable               (160,000)          (24,435)
         Proceeds of long term debt                 350,000                --
         Repayments of long term debt               (30,748)               --
         Options exercised                               --             2,000
         Payment of collateralized investment
           loan                                  (5,000,000)               --
                                                -----------         ---------

                                                 (4,840,748)          (53,730)
                                                -----------         ---------

Net Increase (Decrease) in Cash                     (65,311)         (201,376)
Cash - beginning                                     84,146           743,683
                                                 ----------         ---------

Cash - end                                        $  18,835         $ 542,307
                                                  =========         =========

Supplemental Disclosures - cash paid
   during the year:
         Interest                                 $  70,904         $  26,196
                                                  =========         =========
         Income taxes                             $     988         $  16,595
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

The Company is comprised of two separate divisions (segments) that provide goods and services in the domestic biotechnology and pharmaceutical industries. The Specialty Media Division ("SM") manufactures and sells, both direct and under private label agreements, tissue culture media, cell lines and reagents for biological research, focusing largely on products for generating transgenic animals. The Molecular Cell Science Division ("MCS") provides research services to pharmaceutical companies and other molecular and cell biology research and development entities.

NOTE 2: UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine and three months ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Forms 10-K and 10-K/A for the year ended December 31, 1998.

NOTE 3: SEGMENT INFORMATION

The following is information pertaining to the Company's two operating segments:
SM, which manufactures and sells, both direct and under private label agreements, tissue culture media, cell lines and reagents for biological research, focusing largely on products for generating transgenic animals, and MCS, which provides research services to pharmaceutical companies and other molecular and cell biology research and development entities.

                                                     For the Nine Months Ended
                                                            September 30,
                                                        1999            1998
                                                        ----            ----
Revenues:
   MCS -                                            $ 1,739,076    $   753,598
   Intersegment Revenues                                (27,505)            --
                                                     ----------       --------

   MCS - Contract Revenues from External Customers    1,711,571        753,598
                                                     ----------       --------

   SM                                                 1,101,936        989,469
   Intersegment Revenues                                (18,074)       (13,538)
                                                     ----------      ---------

   SM - Sales of goods to External Customers          1,083,862        975,931
                                                     ----------      ---------

                                                    $ 2,795,433    $ 1,729,529
                                                    ===========    ===========
Income (Loss) before Income Taxes:
   MCS                                                $ 458,743     $ (392,753)
   SM                                                   299,231         82,602
                                                      ---------      ---------

                                                        757,974       (310,151)
Corporate income and expenses unallocated to
  segments                                             (291,396)      (159,882)
                                                      ---------      ---------

                                                     $  466,578     $ (470,033)
                                                     ==========     ===========

                                                     For the Three Months Ended
                                                             September 30,
                                                         1999           1998
                                                         ----           ----
Revenues:
   MCS -                                            $   747,513     $  145,023
   Intersegment Revenues                                (27,505)            --
                                                       --------       --------

   MCS - Contract Revenues from External Customers      720,008        145,023
                                                      ---------       --------

   SM                                                   397,458        257,888
   Intersegment Revenues                                     --         (4,952)
                                                      ---------      ---------

   SM - Sales of goods to External Customers            397,458        252,936
                                                      ---------      ---------

                                                     $1,117,466     $  397,959
                                                     ==========     ==========
Income (Loss) before Income Taxes:
   MCS                                               $  254,020     $ (261,551)
   SM                                                   105,020          2,631
                                                       --------      ---------

                                                        359,040       (258,920)
Corporate income and expenses unallocated to
   segments                                             (88,918)       (62,526)
                                                       --------      ---------

                                                    $   270,122     $ (321,446)
                                                    ===========     ===========

Grants-

The SM division is the recipient of a NIH (National Institute of Health) Federal Phase II Grant for $ 757,532. The work to be performed under this grant covers the period July 1998 to June 2000. For the nine months ended September 30, 1999, the company recognized $ 197,000 in grant revenue under this grant which was offset by a like amount in cost.

During 1999, MCS division was awarded a NIH Federal Phase I Grant for $ 100,270. The work to be performed under this grant covers the period June 1999 to May 2000. No revenue has been recognized to September 1999 under this grant.

NOTE 4: EARNINGS PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as increased by 455,130 and 295,036 potential shares during the three month period ended September 30, 1999 and the nine months ended September 30, 1999, respectively, representing the effect of dilutive stock options utilizing the "treasury stock method."

At September 30, 1999, there were an additional 43,000 options outstanding, which were not considered in the computation because their inclusion would have been anti-dilutive.

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


NOTE 7. ADJUSTMENT TO PREVIOUS YEAR'S QUARTERLY FINANCIAL INFORMATION

As reported in the Fourth Quarter Adjustment note in the December 31, 1998 Report on Form 10-K, the Company recorded an adjustment totaling $125,350 to reclassify the results of operations of the legal acquirer for the period January 1, 1998 through May 29, 1998, the date of the merger, to additional paid in capital. A reconciliation of this adjustment follows:

                                            For the three      For the nine
                                             months ended      months ended
                                            Sept. 30, 1998    Sept. 30, 1998
                                            --------------    --------------

Net (loss) - as previously reported          $  (322,314)       $ (583,391)
Adjustment described above.                       ---              125,350
                                               ---------         ---------
Net (loss) - as restated.                       (322,314)         (458,041)
                                               =========         =========

Net (loss) per share - as previously
    reported                                        (.05)             (.10)
Adjustment described above                           ---               .03
                                               ---------         ---------

Net (loss) per share - as restated.          $      (.05)       $     (.07)
                                               =========         =========

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

Results of Operations

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998.

Revenue. Revenue for the three months ended September 30, 1999 was $1,117,466 as compared to revenue of $397,959 for the three months ended September 30, 1998. This increase of $719,507 was as a result of a $144,522 or a 57% increase in sales of goods and a $574,985 or a 396% increase in contract revenue. During the three months ended September 30, 1998, MCS was primarily focused on hiring and recruiting personnel and setting up laboratory space and an internal infrastructure to transition the majority of the research work from subcontractors to in-house. This staff up and build out period was completed late in 1998, which allowed the division to focus on aggressively promoting its services. This anticipated increase in contract revenue materialized during the three months ended March 31, 1999 and continued during the three months ended June 30, 1999 as well as the three months ended September 30, 1999.

Income after Direct Costs. Income after direct costs for the three months ended September 30, 1999 was $630,671 as compared to a loss after direct costs of $(4,954) for the three months ended September 30, 1998. This increase in income after direct costs is the result of a $98,313 or 97% increase from the sales of goods plus a $537,312 or 505% increase from MCS. This increase from the contract revenue division was attributable to the more efficient utilization of manpower and material which was achieved as a direct result of significant increase in research contracts which resulted in higher margins for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The margins for the SM division increased for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 as a result of an increase in sales of higher gross profit items during the three months ended September 30, 1999.

Corporate Activities. Corporate activities for the three months ended September 30, 1999 was a net expense of $88,918 as compared to net expense of $62,526 for the three months ended September 30, 1998. This $26,392 net increase in net expense resulted mainly from decreased interest income as a result of the lower interest rate on the investment securities held by the company for the three months ended September 30, 1999 as compared to the interest rate on the investment securities held by the company for the three months ended
September 30, 1998.

Net Income (Loss). Net income for the three months ended September 30, 1999 was $269,599 or $.04 per share basic and diluted, based on weighted average common shares outstanding of 6,108,700, basic and 6,563,830, diluted, as compared to a net loss of $322,314 or ($.05) per share based on 6,108,700 weighted average shares outstanding, basic and diluted. The increase in net income was mainly the result of the 180% increase in revenue, with higher margins, partially offset by a small increase in other operating expenses and corporate activity.


Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998.

Revenue. Revenue for the nine months ended September 30, 1999 was $2,795,433 as compared to revenue of $1,729,529 for the nine months ended September 30, 1998. This increase of $1,065,904 was as a result of a $107,931 or a 11% increase in sales of goods and a $957,973 or a 127% increase in contract revenue. During the nine months ended September 30, 1998, MCS was primarily focused on hiring and recruiting personnel and setting up laboratory space and an internal infrastructure to transition the majority of the research work from subcontractors to in-house. This staff up and build out period was completed late in 1998, which allowed the division to focus on aggressively promoting its services. This anticipated increase in contract revenue materialized during the nine months ended September 30, 1999.

Income after Direct Costs. Income after direct costs for the nine months ended September 30, 1999 was $1,477,977 as compared to income after direct costs of $521,911 for the nine months ended September 30, 1998. This increase in income after direct costs is the result of a $109,421 or 25% increase from the sales of goods plus a $846,645 or 1009% increase from MCS. This increase from the contract revenue division was attributable to the more efficient utilization of manpower and material which was achieved as a direct result of significant increase in research contracts which resulted in higher margins for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The margins for the SM division increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 as a result of an increase in sales of higher gross profit items during the nine months ended September 30, 1999.

Corporate Activities. Corporate activities for the nine months ended September 30, 1999 was a net expense of $291,396 as compared to net expense of $159,882 for the nine months ended September 30, 1998. This $131,514 increase in net expense resulted from increased selling, general and administrative expenses plus interest expense, partially offset by interest income all of which resulted from Prime which was only present from May 29, 1998 for the nine months ended September 30, 1998 as the CMT merger was not consummated until May 29, 1998. These income and expense items attributable, to Prime, were included from January 1, 1999 for the nine months ended September 30, 1999.

Net Income (Loss). Net income for the nine months ended September 30, 1999 was $465,923 or $.08 and $ .07 per share basic and diluted respectively, based on weighted average common shares outstanding of 6,108,700, basic and 6,403,736, diluted, as compared to a net loss of $458,041 or ($.07) per share based on 6,126,363 weighted average shares outstanding, basic and diluted. The increase in net income was mainly the result of the 62% increase in revenue, with higher margins, coupled with a decrease of 14% in other operating expenses partially offset by an increase in corporate activity.


Liquidity and Capital Resources

At September 30, 1999, the Company had approximately $19,000 in cash and working capital of approximately $182,000. The Company had, as of September 30, 1999, readily marketable investment securities of approximately $5,400,000 included in other assets.

Net cash provided by (used in) operating activities aggregated $160,168 and $(340,644) for the nine months ended September 30, 1999 and 1998, respectively. The $500,812 net increase provided by operating activities was principally attributable to increased net income for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, plus a decrease in customer deposits, partially offset by an increase in accounts receivable, unbilled services, inventory and accounts payable.

Net cash provided by investing activities aggregated $4,615,269 for the nine months ended September 30, 1999 as compared with $192,998 for the nine months ended September 30, 1998. This net increase in cash provided by investing activities was primarily attributable to the $5,000,000 sale of investment securities reduced by $546,484 in cash acquired from Prime in connection with the May 29, 1998 merger.

Net cash used by financing activities aggregated $4,840,748 for the nine months ended September 30, 1999 as compared to $53,730 for the nine months ended September 30, 1998. The increase was due primarily to the repayment of the $5,000,000 collateralized investment loan during the nine months ended September 30, 1999.

During the nine months ended September 30, 1999, the Company financed its operations primarily through working capital.

Impact of the Year 2000

The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000" (Y2K) issue. This issue concerns the inability of information systems to properly recognize and process date sensitive information relating to the year 2000 and beyond. The inability to properly interpret dates beyond the year 1999 could lead to business disruptions.

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

The Company has explored new operations and financial software packages for its internal information systems and processes that are Y2K compliant and is currently installing such software with respect to CMT. A Y2K compliant system for Prime was updated prior to the end of the 1998 fiscal year.

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

The Company primarily utilizes third party software packages for its internal information systems and processes. Many of these packages have already been rendered Y2K compliant by the manufacturers, and as a part of ongoing support agreements with these manufacturers, the Company is able to upgrade to Y2K compliant versions at minimal to no additional cost. As a result, efforts required to modify the Company's business systems have been minimized. The Company expects its principal internal management information systems to be fully Y2K compliant by the end of November, 1999. The Company is examining and taking steps to ensure that its manufacturing processes will not be interrupted and its facilities infrastructure will not experience any failures or difficulties as a result of the Y2K issues.

The Company also faces risks and uncertainties to the extent that third-party suppliers of products, service and systems on which the Company relies do not have business systems or products that comply with Y2K requirements. The Company is initiating communications with all of its significant suppliers and customers to determine the extent to which the Company's systems and products are vulnerable to those third parties' failure to remediate their own Y2K issues during the third and fourth quarters of 1999. There is no guarantee that the systems or products of other companies on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems or products. The Company's Y2K team is in the process of identifying what actions are needed to minimize or eliminate any adverse effect on the Company's business in the event customers' or suppliers' systems are not Y2K compliant.

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

Item 4:  Submission of Matters to a Vote of Securityholders

         The Company held its Annual Meeting of Stockholders on June 25, 1999. At the meeting the directors nominated for re-election, Joseph K. Pagano, Frederick R. Adler, Thomas Livelli, Richard Malavarca, Dr. Paul A. Marks and Samuel A. Rozzi, were each re-elected with 5,167,238 shares voted in favor of their re-election.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

                  Exhibit 27  Financial Data Schedule (9/30/99)

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PRIME CELLULAR, INC.



November 12, 1999                              By: /s/ ROBERT A. REINHART
                                                  ----------------------------
                                                   Robert A. Reinhart,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer

                                     EXHBITS

             Exhibit           Description
             -------           -----------


               27              Financial Data Schedule (9/30/99)