Form 10-K
period 1999-12-31
PRIME CELLULAR INC
filed 2000-03-31
CIK 864890

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON MARCH 31, 2000
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          -----------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              ------------------     ---------------------

Commission file number:                       0-18700
                        -----------------------------


                              PRIME CELLULAR, INC.
 -----------------------------------------------------------------------------
             (Name of Exact Registrant as Specified in Its Charter)

         Delaware                                  13-3570672
-----------------------------------      --------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

 580 Marshall Street, Phillipsburg, New Jersey                  08865
---------------------------------------------------- --------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:    (908) 387-1673
                                                     ----------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 7, 2000 (based upon the closing sale price on such date as reported by the OTC Bulletin Board) was approximately $25,833,533.50.

     As of March 7, 2000, 6,078,700 shares of the registrant's Common Stock, par value $.01 per share were outstanding.

  Documents Incorporated By Reference: None

                                                      PART I

ITEM 1.  BUSINESS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained herein which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements of the Company in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, risks associated with the Company's future growth and operating results; the ability of the Company to successfully integrate newly acquired business operations and personnel into its operations; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws and changes in such laws and the administration of such laws; risks associated with government grants and funding of the Company's clients' projects; dependence on certain significant customers; protection of trademarks and other proprietary rights, technological change; competitive factors; unfavorable general economic conditions. These risks are included in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in this Form 10-K. Actual results may vary significantly from such forward-looking statements. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

General

     Prime Cellular, Inc. ("Prime"), acting through two divisions of its wholly-owned subsidiary, Cell & Molecular Technologies, Inc. ("CMT" and, together with Prime, collectively sometimes hereinafter referred to as the "Company"), is engaged in (1) the provision of contract research and development services to the biotechnology and pharmaceutical industries ("Contract R&D Services"), through its Molecular Cell Science Division ("MCS") and (2) the manufacture and direct and wholesale distribution of cell culture media and reagents, as well as other research products, for the biotechnology and pharmaceutical industries, through its Specialty Media Division ("SM").

     Prime was incorporated under the laws of the State of Delaware in May 1990 and, after having engaged in the acquisition and operation of different business entities subsequent to its initial public offering in August 1990, commenced its current business operations when it acquired CMT, by a reverse merger, in May 1998. CMT was incorporated on May 6, 1997 to acquire all of the outstanding stock in each of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Since the reverse merger in May, 1998, CMT has been the sole operating entity of the Company.

     From June 1996 to November 1997, Bern Communications, Inc., a wholly-owned subsidiary of Prime formed pursuant to a merger between Prime and Bern Associates, Inc. consummated in mid-1996, was the sole operating entity of Prime. Bern Communications, Inc. engaged in the design, installation, maintenance, service and support of computer systems enabling companies to provide Internet access to their subscribers. Prime discontinued the operations of Bern Communications, Inc. during the quarter ended November 30, 1997.

     The Company maintains its executive offices, together with laboratory, manufacturing and office/warehouse facilities, at 580 Marshall Street, Phillipsburg, New Jersey 08865 (the "Phillipsburg Facility").

     Molecular Cell Science, Contract Research and Development Division

     CMT provides contract research services in molecular and cellular biology, protein biochemistry and bioprocessing to customers in the biopharmaceutical research and development ("R&D") industry, designing and performing sophisticated experiments for the customer's particular project.

     CMT utilizes a flexible approach, based on collaborative discussions of the customer's research and development goals, between representatives of the customer's and CMT's scientific staffs. Such discussions lead to detailed, milestone-based research proposals that are capable of being periodically modified based on the data collected during each experimental phase. In this manner, the Company believes its dynamic approach augments and complements the customer's own R&D efforts in a cost- and time-effective manner.

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

         Specialty Media Division

     The SM Division of CMT develops, manufactures, and markets high quality research products, providing custom-formulated cell culture media, products for gene transfer and expression, and media and reagents for serum-free cell cultures, mouse embryo cultures, and mouse embryonic stem cells. The SM Division also identifies and develops research products and reagents in response to customer feedback and as a result of the Company's activities in connection with its Contract R&D Services as well as in collaboration with academic research institutions through the National Institute of Health (NIH) funded grant support.

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

     Unique Products for General Cell Cultures - A significant portion of the sales revenue of the SM Division is derived from several unique products developed by CMT. Cell culture freezing media allows research scientists to cryogenically archive important cell lines for future use. CMT's line of enzyme free cell dissociation solutions allow researchers to remove cells from the vessels on which they are grown while retaining the functionality of the proteins on their surface. This enables the cells to be used in assays which rely on cell surface receptors. CMT also markets a kit containing all of the reagents necessary to introduce foreign genes into cells, genetically altering the cell line. These unique products are directly marketed by SM and are also sold by other companies under private label.

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

Customers

     Molecular Cell Science, Contract Research and Development Division

     CMT provides its Contract R&D Services to manufacturers in the biotechnology and pharmaceutical industries and to hospitals, universities and other research institutions. For the years ended December 31, 1999 and 1998, Merck & Co., Inc. accounted for approximately 35% and 11% of the Company's total annual revenues, respectively. For the year ended December 31, 1999, Merck & Co. and Meyer Pharmaceuticals, LLP, accounted for approximately 39% and 13% of the Company's total receivables at December 31, 1999, respectively. Management believes that such customers will continue to account for a significant portion of the Company's revenues in the 2000 fiscal year. There can be no assurance, however, that these customers will continue to generate significant revenues and the loss of these, or any other significant customers of CMT's Contract R&D Services could have a material adverse effect on the Company's business.

     Specialty Media Division

     CMT provides specialty media to manufacturers in the biotechnology and pharmaceutical industries and to hospitals, universities and other research institutions. For the year ended December 31, 1998, Life Technologies, Inc. accounted for approximately 13% of the Company's total annual revenues. Although there were no customers whose revenue accounted for more than 10% of the Company's total revenue for the year ended December 31, 1999, management believes that such customers will account for a significant portion of the Company's revenues in the 2000 fiscal year. There can be no assurance, however, that these customers will continue to generate significant revenues and the loss of these or any other significant customers of CMT's SM Division could have a material adverse effect on that segment of the Company's business.

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

     CMT's sales efforts are coordinated by the management staff of the MCS Division of CMT, whose duties include client contact and the preparation and submission of project proposals. Direct mailings and listings on web based reference services (such as Verticalnet and Bioserviceindex) as well as the company's own website are the principal forms of advertising.

     Specialty Media Division

     CMT's SM Division has directed its products to specialized aspects of the cell culture market. The Company believes that, while the overall available revenues from this area is less than other areas of the market, the potential margins are greater. Moreover, in serving these areas, CMT has built up significant customer loyalty and name recognition, despite relatively minimal marketing activities.

     CMT's sales efforts are coordinated by the Vice President of Research Products of CMT, whose duties include oversight of production development, direct sales and distributor arrangements. The Company also utilizes the services of PGC Scientifics and VWR Scientific, national distributors of research products, as well as e-commerce sales organizations such as Sciquest and Chemdex, which are responsible primarily for sales to customers not serviced regularly by management. Such distributors are compensated through sales commissions.

Manufacturing, Suppliers and Inventory

     The manufacturing as well as order fulfillment and shipping functions with respect to the SM Division are accomplished at the Phillipsburg Facility. The raw materials used in the manufacturing process are purchased from a variety of third-party suppliers. The Company believes that CMT has numerous alternative sources of supplies with respect to all critical components used in the manufacturing process. CMT maintains adequate inventory at the Phillipsburg Facility to support its direct sales needs.

Competition

     Generally, CMT competes with a combination of national and regional companies ranging from large companies engaging in contract research and development or reagent services to companies specializing in one particular aspect of R & D or media production. Some of these companies have captured a significant, and in certain cases controlling, share of the research products and the transgenic mouse outsourcing markets. Many of such competitors have achieved significant national, regional and local brand name and product recognition as well as engage in frequent and extensive advertising and promotional programs, both generally and in response to efforts by other competitors entering the market or existing competitors introducing new products. Many of these companies have substantially greater financial, technical, marketing, personnel and other resources than CMT.

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

Specialty Media Division

     The Company believes that the SM market is dominated by a few very large companies with a number of minor participants. Historically, the revenue producers in the Specialty Media market have been a limited number (fewer that 20) of manufacturers of public-domain media formulations (mostly developed in the 1960's) and the Fetal Bovine Serum (FBS) which has been used to supplement media. The Company believes that competition in this area is mostly on a price basis.

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

     Permits - In connections with its business operations, CMT has obtained permits from the New Jersey Department of Environmental Protection (NJDEP) as both a hazardous waste and medical waste generator. CMT believes that its compliance with such regulations, however, is on a voluntary basis inasmuch as its operations produce insufficient levels of chemical waste. The Company further believes that none of its medical waste is deemed infectious. In addition, CMT has obtained a permit from the Nuclear Regulatory Commission for the use of radioisotopes in connection with CMT's research functions.

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

     The Company has made, and will continue to make, capital and other expenditures necessary to monitor and to comply with any applicable regulations. For the year ended December 31, 1999, no material expenditures by the Company were necessary with respect to such matters.

Trademarks, Proprietary Information and Patents

     CMT utilizes certain proprietary information in connection with the providing of its services and the manufacture and sale of its products, including processes and formulas with respect to cell and embryo culture media and reagents, and gene expression systems that it believes are proprietary to it. The Company relies on customary principles of "work-for-hire" as well as technical measures to establish and protect the ideas, concepts, and documentation of its proprietary technology and know-how and, in certain instances, has entered into non-disclosure agreements with its employees. Such methods, however, may not afford complete protection, and there can be no assurance that third parties will not independently develop such know-how or obtain access to the Company's know-how, ideas, concepts, and documentation. Although the Company believes that its technology has been developed independently and does not infringe on the proprietary rights of others, there can be no assurance that the technology does not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. In the case of infringement, the Company would, under certain circumstances, be required to modify its products or obtain a license. There can be no assurance that the Company will have the financial or other resources necessary to defend successfully a patent infringement or other proprietary rights infringement action or that it could modify its products or obtain a license if it were required to do so. Failure to do any of the foregoing could have a material adverse effect on the Company. If the Company's products or technologies are deemed to infringe upon the rights of others, the Company could be liable for damages, which could have a material adverse effect on the Company.

     During 1999, CMT was awarded a trademark, EMBRYOMAX(R) by the United States Patent and Trademark Office with respect to one of its products. The EMBRYOMAX(R) trademark pertains to SM's mouse embryo culture media and reagents offered by SM to support the generation of transgenic mice. It is anticipated that during the year 2000, the EMBRYOMAX(R) trademark will encompass a number of new products including mouse embryonic stem cell lines (used in gene targeting technologies), mouse primary fibroblast feeder cells (used to support the culture of mouse embryonic stem cells), a mouse cloning kit (reagents used in mouse cloning technology) and cryopreserved mouse embryos (used in the generation of transgenic or genetargeted mice).

Product Liability

     As a manufacturer of certain products, the Company may be exposed to product liability claims by consumers. The Company has obtained product liability insurance coverage in the aggregate amount of $2.0 million ($1.0 million per occurrence), and an umbrella policy that provides a $10.0 million coverage (per occurrence or aggregate) that is excess over the scheduled underlying policies. Although the appropriate coverage is in place, there can be no assurance that such insurance will provide coverage for any claim against the Company or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against the Company, unavailability or insufficiency of insurance coverage could have a material adverse effect on the Company. Moreover, any adverse publicity arising from claims made against the Company, even if such claims were not successful, could adversely affect the reputation and sales of the Company's products and services.

Employees

     As of February 15, 2000, the Company had twenty- eight (28) full-time and four (4) part-time employees. Of such employees, five (5) are executive employees, two (2) are engaged in customer support, sixteen (16) (including 1 part-time employee) are engaged in research and development and media production, two (2) (including 1 part-time employee) are engaged in sales and marketing, two (2) are engaged in warehouse, shipping and receiving, and five
(5) (including two of the part-time employees) are engaged in accounting and administration. None of the Company's employees are covered by col-lective bargaining agreements. The Company believes that it has a good relationship with its employees.

History of Prime Cellular, Inc.

     Prime was incorporated under the laws of the State of Delaware in May 1990 to provide management services, including business planning, marketing, engineering, design and construction consulting services, to rural service area cellular telephone licensees. However, preferences of owners of construction permits and the deterioration in general economic conditions subsequent to Prime's initial public offering in early August 1990 negatively impacted Prime's business plan and Prime soon determined that it was prudent for it to explore other uses for Prime's funds.

     Prime initially analyzed potential investments in debt and equity instruments of entities involved in either the cellular or related industries and subsequently expanded its search to include entities involved in non-cellular operations. From 1991 until May 1999, Prime retained an outside consultant, who is also a shareholder and currently a director and officer of the Company, to assist it in finding new business opportunities for the Company. Such consultant is now an employee of Prime under an employment agreement.

     On June 11, 1996, a wholly-owned subsidiary of Prime consummated a merger (the "Bern Merger") with Bern Associates, Inc. ("Bern") pursuant to that certain Merger Agreement, dated May 14, 1996 (the "Bern Agreement"), by and among Prime, its subsidiary, Bern and all of the stockholders of Bern. Bern's business consisted principally of designing, installing, maintaining, servicing and supporting computer systems to enable regional telephone companies to provide Internet access to their subscribers as well as developing Internet software. Bern offered its customers an integrated Internet access solution comprised of off-the-shelf computer hardware and accessories, systems integration, billing software and twenty-four hour subscriber support. Bern also provided network management services to regional telephone companies already offering Internet access. After the Bern Merger, Prime's subsidiary changed its name to "Bern Communications, Inc." ("Bern Communications"). The Merger was accounted for as a reverse acquisition whereby Bern Communications was treated as the acquirer for financial reporting purposes. From June 11, 1996 until November 30, 1997, Bern Communications was the sole operating entity of Prime.

     On August 28, 1997, Prime entered into a settlement (the "Settlement") with former stockholders of Bern ("Bern Stockholders") for alleged breaches of certain representations and warranties made by the Bern Stockholders with respect to the Bern Merger as well as for on-going disputes concerning the operations and direction of the business of Bern Communications. Pursuant to the Settlement, Prime (i) purchased all of the shares of common stock in Prime held by the Bern Stockholders as a result of the Prime Merger, at a purchase price of $.50 per share (the market price on the date of such purchase), aggregating 676,937 shares of common stock for an aggregate amount of $338,469, (ii) transferred to certain Bern Stockholders all right and title to the intellectual property rights with respect to the computer software program WEBSITENOW and certain computer hardware used in the development of such software program. In exchange, such Bern Stockholders signed a general release and, to the extent applicable, confirmed their prior resignations as officers and/or directors of the Company and/or Bern Communications as well as terminated their respective options to purchase the Company's Common Stock. All shares acquired by the Company pursuant to the settlement were canceled, effective as of August 28, 1997.

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


ITEM 2.  PROPERTIES

     Since June 1998, the Company's executive offices have been located at 580 Marshall Street, Phillipsburg, New Jersey 08865, which property consists of approximately 6,651 square feet of laboratory, manufacturing and office/warehouse space. The property is owned by the Company, having been acquired in connection with the CMT Merger subject to a mortgage and note, dated February 10, 1997, in the aggregate principal amount of $287,600. As of March 15, 2000, the balance due under the note is $271,751.

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


    Period                         High($)                Low($)
    -------                       -------                 ------
    Fiscal 1999

        Fourth Quarter             2.125                   .750
        Third Quarter              2.875                  1.500
        Second Quarter             2.250                   .875
        First Quarter               .875                   .875

   Fiscal 1998
        Fourth Quarter             1.500                   .250
        Third Quarter              2.750                  1.000
        Second Quarter             3.500                  1.250
        First Quarter              3.875                   .625


     On March 7, 2000, the average of the bid and ask prices for the Company's Common Stock was $7.125, as reported by the OTC Bulletin Board. As of March 7, 2000, there were 6,078,700 shares of Common Stock outstanding. The Company believes that there are in excess of 300 beneficial owners of its Common Stock, whose shares are held of record or in street name.

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

Recent Sales of Unregistered Shares

     During the year ended December 31, 1999, the Company made the following sales of unregistered securities:


================ ==================== ============== ============================== ================ ====================
                                                                                                     If Option, Warrant
                                                      Consideration Received and                       or Convertible
                                                      Description of Underwriting   Exemption from   Security, Terms of
                                                     or Other Discounts to Market    Registration        Exercise or
 Date of Sale     Title of Security    Number Sold   Price Afforded to Purchasers        Claimed         Conversion
================ ==================== ============== ============================== ================ ====================
    1/1/99       Options to                  44,250  Options granted under 1990          4(2)        Exercisable for 10
                 purchase Common                     Stock Plan; no cash                             years from date of
                 Stock granted to                    consideration received by                       grant with vesting
                 employees                           the Company until exercise                      from 1-5 years at
                                                                                                     an exercise price
                                                                                                     of $1.00 per share
================ ==================== ============== ============================== ================ ====================


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data at and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 has been derived from the Company's audited financial statements for each of the years. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Report.

Statement of Income Data:

                                                                      Fiscal Year Ended December 31
                                                     -----------------------------------------------------
                                                1999            1998         1997          1996            1995
                                                ----            ----         ----          ----            ----
Income Statement Data:
Total revenues                              $ 3,916,581      $ 2,127,233    $ 2,180,190   $ 1,471,221    $ 1,526,391
                                              ---------        ---------      ---------     ---------      ---------

Net income (loss)                            $ 641,114       $ (698,674)    $ (209,621)    $ (62,617)     $ 56,709
                                               -------          --------      ---------      --------       ------

Basic earnings
   per common share                            $ .11           $ (.16)        $ (.17)       $ (.07)         $ .06
                                                 ---             -----          -----         -----           ---
Diluted earnings
   per common share                            $ .10           $ (.16)        $ (.17)       $ (.07)         $ .06
                                                 ---             -----          -----         -----           ---

Balance Sheet Data:
------------------
Total assets                                $ 7,428,682       $11,825,68    $ 2,028,457    $ 706,964      $ 443,191
                                              ---------        ---------      ---------      -------        -------

Long - Term Debt                            $ 1,092,095       $  826,024     $  748,738     $  3,872      $ 120,152
                                              ---------         -------         -------        -----        -------

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

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

     Revenue for the year ended December 31, 1999 was $3,916,581 as compared to $2,127,233 for the year ended December 31, 1998. This 84% or $1,789,348 increase in revenue was a result of a $313,281 or 26% increase in sales of goods, plus by a $ 1,476,067 or 159% increase in contract revenue. During the year ended December 31, 1998, MCS was primarily focused on hiring and recruiting personnel and setting up laboratory space and an internal infrastructure to transition the majority of the research work from subcontractors to in-house. This staff up and build out period was completed late in 1998, which allowed the division to focus on aggressively promoting its services. This anticipated increase in contract revenue materialized during the year ended December 31, 1999.

     Income after direct costs for the year ended December 31, 1999 was $2,124,638 as compared to $668,976 for the year ended December 31, 1998. This $1,455,662 or 218% increase in income after direct costs was a result of a $221,126 or 40% increase from sales of goods, plus a $1,234,536 or 1095% increase from contract revenue. This increase from the contract revenue division was attributable to the more efficient utilization of manpower and material which was achieved as a direct result of a significant increase in research contracts which resulted in higher margins for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The margins for the SM division increased for the year ended December 31, 1999 as compared to the year ended December 31, 1998 as a result of an increase in sales of higher gross profit items during the year ended December 31, 1999.

     Corporate activities for the year ended December 31, 1999 resulted in a net expense of $382,390 as compared to a net expense of $159,278 for the year ended December 31, 1998. This $223,112 net increase in expense resulted principally from increased selling, general and administrative expenses plus interest expense, partially offset by interest income, all of which resulted from Prime, and was only included from May 29, 1998 (upon the merger with CMT) for the year ended December 31, 1998. These income and expense items attributable to Prime were included from January 1, 1999 for the year ended December 31, 1999

     As a result of the foregoing, the net income increased to $641,114 for the year ended December 31, 1999 as compared to a net loss of ($698,674) for the year ended December 31, 1998.

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

     Corporate activities for the year ended December 31, 1998 resulted in a net expense of $159,278 as compared to a net income of $9,897 for the year ended December 31, 1997. This net increase in expense resulted from selling, general and administrative expenses, partially offset by interest income, realized in connection with the CMT Merger.

     As a result of the foregoing, the net loss increased to ($698,674) for the year ended December 31, 1998 as compared to a net loss of ($209,621) for the year ended December 31, 1997.

Liquidity and Capital Resources

     At December 31, 1999, the Company had approximately $126,000 in cash and working capital of approximately $5,380,000.

     Net cash provided by/used in operating activities aggregated $371,456 and ($746,523) for the years ended December 31, 1999 and 1998, respectively. The $1,117,979 increase in cash provided by operating activities was principally attributable to increased net income for the year ended December 31, 1999 as compared to 1998 as well as due to a reduction in customer deposits partially offset by an decrease in accounts payable and accrued expenses and an increase in accounts receivable.

     Net cash provided by/used in investing activities aggregated $4,531,181 for the year ended December 31, 1999 as compared with ($5,015,267) for the year ended December 31, 1998 respectively. The increase in cash provided by investing activities was primarily attributable to the sale of $5,000,000 in investment securities in 1999 and the purchase of approximately $5,000,000 of investment securities in 1998.

     Net cash used in/provided by financing activities aggregated ($4,860,829) for the year ended December 31, 1999 as compared to $5,102,253 for the year ended December 31, 1998 respectively. The increase in cash used was due primarily to the approximately $5,200,000 in payments of collateralized investment loan, note payable and long term debt in 1999 offset by $350,000 in the proceeds from new long term debt in 1999.

Inflation

     Inflation has historically not had a material effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information appears in a separate section of this report following
Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information with respect to matters set forth in Item 304 in Regulation S-K was previously reported by the Company in its reports on Form 8-K and 8-K/A for the event dated December 23, 1998, filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934 on December 31, 1998 and January 7, 1999, respectively.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current directors and executive officers of the Company are as follows:

Name                       Age     Position

Joseph K. Pagano           54      President and Chairman of the Board
Robert A. Reinhart         50      Vice-President of Finance, Chief Financial
                                     Officer, Treasurer, Secretary
Frederick R. Adler         74      Director
Thomas Livelli             47      Director
Richard Malavarca          47      Director
Samuel A. Rozzi            54      Director
Brett Fialkoff             33      Director


     Joseph K. Pagano has served as President of the Company since June 1994 and as a director since 1991. He also served as Chief Financial Officer from June 1994 until July 1996. From 1991 until April 1999, he was engaged as a consultant to the Company. Mr. Pagano has been a private investor for more than the past five years. Since May 1999, Mr. Pagano has been serving as an employee of the Company under an employment agreement.

     Robert A. Reinhart is a certified public accountant. Mr. Reinhart has served as Chief Financial Officer and Vice President - Finance of the Company since July 1996, and as Treasurer/Secretary since May 1997. Mr. Reinhart served as Vice President, Finance and Chief Executive Officer for Bern Communications, Inc. from July 1996 until its dissolution in 1998. Prior thereto, Mr. Reinhart served as the Chief Operating Officer and Chief Financial Officer of DeBoles Nutritional Foods, Inc. from 1992 until 1996. Prior to being engaged by De Boles Nutritional Foods, Inc. in 1992, Mr. Reinhart was a senior manager/engagement executive with a certified public accounting firm located on Long Island, New York.

     Frederick R. Adler has been a director of the Company since May 1996. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. Since January 1, 1996, Mr. Alder has been of counsel to the law firm of Fulbright & Jaworski L.L.P. and, for more than five years prior thereto, was a senior partner in the firm. Mr. Adler is also Chairman of the Executive Committee and a director of Data General Corporation, Chairman and director of Shells Seafood Restaurants, Inc., and a director of USA Detergents, Inc., as well as a director of various private companies. Mr. Adler is the Chairman of Intercoastal Health Systems, Inc. (Palm Beach, FL) and a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center (New York, NY). Mr. Adler is also a member of the Dean's Advisory Board of the Harvard Law School (Cambridge, MA).

     Thomas Livelli has been a director of the Company since June 1998. He was President of CMT's predecessor companies, from 1987 until 1997, when he became President of CMT. He is currently the President and Chief Executive Officer of CMT. Mr. Livelli was the founder of MCS, Inc., the predecessor to the Molecular Cell Science Division of CMT, and the co-founder of the SM Division of CMT. From January 1986 until July 1997, Mr. Livelli was a Laboratory Manager at the Howard Hughes Medical Institute at Columbia University. Prior to 1986, Mr. Livelli worked at Merck Research Laboratories ("Merck") and Cistron Biotechnology ("Cistron"), directing their respective gene expression programs. While at Cistron, Mr. Livelli was a Visiting Scholar at Columbia University. Mr. Livelli has also served in the capacity of a scientific consultant for Merck, Cistron, Synaptic Pharmaceutical, and Life Technologies, Inc. In addition to his duties as President and Chief Executive Officer of CMT, Mr. Livelli maintains a part-time faculty appointment at Columbia University College of Physicians & Surgeons in the Department of Neurobiology and Behavior.

     Richard Malavarca has been a director of the Company since June 1998. He was Vice President of CMT and its predecessor companies from 1987 until 1997, when he became Vice President of CMT. He is currently the Vice President - Research Products of CMT, where he is responsible for the day to day operations, product development and marketing for the SM Division of CMT. In January 2000, Mr. Malavarca also became Chief Operating Officer of CMT. Mr. Malavarca was a co-founder of Specialty Media, Inc., the predecessor to the SM Division of CMT where he served as Vice President from 1987 until May 1997. Mr. Malavarca has also worked at the Harvard Medical School, The Roche Institute for Molecular Biology, Merck Research Laboratories and Cistron in basic research involving developmental biology, molecular and cell biology. He left Cistron in 1987 to start Specialty Media, Inc.

     Samuel A. Rozzi has been a director of the Company most recently since January 1997. He previously served as a director of the Company from 1991 until June 1996. Mr. Rozzi has been the President of Corporate National Realty, Inc., a corporate real estate brokerage and services firm, since September 1988.

     Brett Fialcoff has been a director of the Company since February 2000. From 1993 until 1996, Mr. Fialkoff was a securities analyst with Performance Capital, LP and Performance Capital II, LP. Since 1997, Mr. Fialkoff has been a member of Performance Capital LLC, the General Partner of Performance Capital LP, a public equity investment fund. Mr. Fialkoff has also been a member of Performance Management LLC, the general partner of Performance Capital II, LP, which is also a public equity investment fund. Mr. Fialkoff is also an officer of Performance Offshore Holdings Corp., the General Partner of Performance Offshore Limited, which is also a public equity investment fund. Mr. Fialkoff graduated with a B.A. from Bard College in 1988.

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

     Based solely on the Company's review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 1999 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with, except that Mr. Pagano, a director and officer of the Company, filed a Form 4 late.

ITEM 11.  EXECUTIVE COMPENSATION


     The following table discloses the compensation awarded by the Company to
(i) each of the President and Chief Financial Officer of the Company (the "Company Executives") for the twelve (12) month period ended December 31, 1999, for the period from June 1, 1998 until December 31, 1998 (the "Stub Period") and for the twelve (12) month period ended May 31 in each of the two fiscal years May 31, 1998 and 1997, and (ii) the President of CMT (the "CMT Executive" and, together with the Company Executives, hereinafter collectively referred to as the "Named Executives") for the twelve (12) month period ended December 31 in each of the three fiscal years ended December 31, 1999, 1998 and 1997. During the most recent twelve (12) month period ended December 31, 1999, no other officer of the Company or CMT, as the case may be, received a total salary and bonus that exceeded $100,000 during such twelve (12) month period.

                                              SUMMARY COMPENSATION TABLE

                                                             Annual Compensation
                                                             --------------------           Long-Term and Other
     Name and Principal Position            Year             Salary ($)       Bonus ($)            Compensation
-------------------------------------- ---------------- ------------------------------- --------------------------------
Joseph K. Pagano                       1999                    $51,495(1)     --                   $ 29,638(1)
    President and Chairman of          Stub Period                   --       --                      43,750(2)
    the Board                          1998                          --       --                      75,000
                                       1997                          --       --                      75,000
-------------------------------------- ---------------- ---------------- -------------- --------------------------------
Robert A. Reinhart                     1999                   $128,887        --                        --
    Chief Financial Officer, Vice      Stub Period              70,369(2)     --                        --
    President, Treasurer and           1998                    125,000        --                     Options(3)
    Secretary                          1997                     86,000(4)    $ 25,000                Options(5)
-------------------------------------- ---------------- ---------------- -------------- --------------------------------
Thomas Livelli                         1999(7)               $151,885          -                        --
   President and Chief                 1998(7)                138,462(8)       -                        --
   Executive Officer (6)               1997(7)                 63,462        $181,000                   --
-------------------------------------- ---------------- ---------------- -------------- --------------------------------
Richard Malavarca                      1999(7)              $ 101,769          -                        --
   Vice President and Chief            1998(7)                 88,961          -                        --
   Operating Officer                   1997(7)                 80,444          -                        --
-------------------------------------- ---------------- ---------------- -------------- --------------------------------
Michael J. Tocci                       1999(7)              $ 121,154          -                        --
   Vice President                      1998(7)                115,385          -                        --
                                       1997(7)                 32,692          -                     Options(9)
-------------------------------------- ---------------- ---------------- -------------- --------------------------------

---------------------------

(1) Mr. Pagano, who was elected President of the Company on June 15, 1994, received a consulting fee of $75,000 per annum until May 1999, at which time he became an employee of the Company at a salary of $85,000 per annum. Mr. Pagano also received reimbursement of documented expenses incurred on behalf of the Company.

(2) Reflects the respective compensation or consulting fee, as the case may be, of the Named Executive, prorated for the seven-month Stub Period. Following the CMT Merger, the Company adopted the calendar fiscal year of CMT. The Company previously operated under a fiscal year ended May 31st.

(3) On April 20, 1998, the Company granted Mr. Reinhart incentive stock options to purchase up to 25,000 shares of the Common Stock of the Company at $2.25 per share, which options vest in two equal installments on each of April 20, 1999 and April 20, 2000.

(4) Reflects Mr. Reinhart's salary rate of $100,000 for the year ended May 31, 1997, prorated from July 22, 1996, when he was elected Chief Financial Officer of the Company.

(5) On October 25, 1996, the Company granted Mr. Reinhart incentive stock options to purchase up to 40,000 shares of the Common Stock of the Company at $2.50 per share, which options became immediately exercisable on the date of grant. Such options were subsequently re-priced on January 16, 1998, to an exercise price of $0.75 (the fair market value of the Common Stock at such time).

(6) Mr. Livelli is President and Chief Executive Officer of CMT, a wholly-owned subsidiary of Prime.

(7) Reflects salary paid for the calendar years ended December 31, 1998 and 1997. Because the Company adopted as its fiscal year CMT's calendar year at the time of the CMT Merger, no Stub Period calculation is required when disclosing the compensation paid to CMT's executive officers.

(8) Reflects Mr. Livelli's (i) effective salary rate of $135,000 (as amended at May 29, 1998 following the CMT Merger) for the year ended December 31, 1998, prorated from May 29, 1998, when he was elected President of CMT in conjunction with the CMT Merger, and (ii) effective salary rate of $150,000 for the year ended December 31, 1998, prorated for the five months ended May 29, 1998.

(9) On May 29, 1998, the Company granted Mr. Tocci stock options to purchase up to 72,000 shares of Common Stock of the Company at $.278 per share, which options vest 20% upon grant, 20% on each of October 1, 1998, October 1, 1999, October 1, 2000 and October 1, 2001.

     The following table sets forth information concerning the number of options owned by the Named Executives and the value of any in-the-money unexercised options as of December 31, 1999. No options were exercised by the Named Executives during fiscal 1999.

--------------------------------------------------------------------------------------------------------------------
                                     AGGREGATED FISCAL YEAR END OPTION VALUES
--------------------------------------------------------------------------------------------------------------------
                                 Number of Securities Underlying         Dollar Value of Unexercised in-the-Money
                            Unexercised Options at December 31, 1999:        Options at December 31, 1999 (1):
                            ----------------------------------------      ---------------------------------------
                            Exercisable (#)       Unexercisable (#)      Exercisable ($)       Unexercisable ($)
Name
-------------------------- ------------------- ------------------------ ------------------- ------------------------
Joseph K. Pagano               217,000(2)                -0-                  81,375                  -0-
-------------------------- ------------------- ------------------------ ------------------- ------------------------
Robert A. Reinhart              52,500(3)             12,500(4)               50,000                  -0-
-------------------------- ------------------- ------------------------ ------------------- ------------------------
Michael J. Tocci                43,200(5)            28,800 (5)               74,390                49,594
-------------------------- ------------------- ------------------------ ------------------- ------------------------

-----------------------------

(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock. An Option is `in-the-money" if the fiscal year-end fair market value of the Common Stock exceeds the option exercise price. At December 31, 1999, the closing price per share of the Common Stock as reported by the OTC Bulletin Board was $2.00.

(2) Stock options granted by the board of directors as of May 14, 1996, under the Company's 1990 Stock Option Plan, having an exercise price of $1.625 per share, which options became immediately vested and exercisable from the date of grant and, as amended, expire May 14, 2004.

(3) Incentive stock options granted pursuant to Agreements dated October 25, 1996 and April 20, 1998 of which 40,000 options have an exercise price of $2.50 per share and 12,500 of which are exercisable at $2.25 per share. Options to purchase 40,000 shares of common stock became immediately vested and exercisable from the date of grant and expire October 25, 2001. Such options were subsequently re-priced on January 16, 1998, to $0.75 per share (the fair market value of the Common Stock at such time). The remaining 12,500 options became exercisable one year from the grant date and expire five (5) years after the grant date.

(4) Incentive stock options granted pursuant to Agreement dated April 20, 1998, having an exercise price of $2.25 per share, which options vest on April 20, 2000 and expire five (5) years after the date of grant.

(5) Incentive stock options granted pursuant to Agreement dated May 29, 1998, having an exercise price of $.278 per share, which vest 20% upon grant, 20% on each of October 1, 1998, October 1, 1999, October 1, 2000 and October 1, 2001.

     No options were granted to the Named Executives during the fiscal year ended December 31, 1999.

Employment Agreements

     In conjunction with the CMT Merger, the Company assumed the employment agreement with Thomas J. Livelli, pursuant to which Mr. Livelli serves as President and Chief Executive Officer of CMT through May 2000. The employment agreement provides for an annual base compensation of $135,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of one year thereafter.

     In May 1999, Prime entered into an employment agreement with Joseph K. Pagano to serve as the President of Prime. This replaces the consulting agreement that Prime had with Mr. Pagano which was terminated at the same time. The agreement is for an initial term of one year, contains a provision for an automatic one year extension and provides for an annual base compensation of $85,000.

     In connection with the employment agreement, the termination date of 217,000 options previously granted to Mr. Pagano under the Company's 1990 Stock Option Plan were extended an additional three years to May 24, 2004.

Director Compensation

     Directors receive no cash compensation for serving on the Board of Directors or for attending Board or Committee (if any) meetings. However, non-employee directors are eligible to be granted non-qualified stock options under the Company's 1990 Stock Option Plan and the 2000 Performance Equity Plan.

Nonqualified stock options may be exercised for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company did not have a Compensation Committee of its Board of Directors during fiscal 1999. Decisions as to compensation during fiscal 1999 were made by the Company's Board of Directors. Mr. Pagano, who is an officer of the Company, and Messrs. Livelli and Malavarca, who are officers of CMT, served as members of the Board of Directors during fiscal 1999. None of the other executive officers of the Company served on the Board of Directors or the compensation committee of any other entity during fiscal 1999.

Stock Option Plans

     The Company adopted the 1990 Stock Option Plan (the "Stock Option Plan"), which provides for grants of options to purchase up to 1,000,000 shares of Common Stock and the 2000 Performance Equity Plan (the "Performance Equity Plan"), which provides for grants of options to purchase up to 2,000,000 shares of Common Stock. Under the Stock Option Plan and the Performance Equity Plan options may be granted to employees, consultants, agents and other persons deemed valuable to the Company or any of its subsidiaries. The Stock Option Plan and the Performance Equity Plan permit the Board of Directors or the Committee of the Stock Option Plan or Performance Equity Plan, as the case may be, to issue incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("non-ISOs"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422) 10% or more of the outstanding stock of the Company or any subsidiary (a "10% Stockholder"), the exercise price may not be less than 110% of such fair market value. The exercise price of each non-ISO also may not be less than 100% of the fair market value of the Common Stock at the time of grant.

     Under the Stock Option Plan, options may not be exercised prior to the first anniversary, or on or after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder) of their grant. Options may not be transferred during the lifetime of the option holder. No stock options may be granted under the Stock Option Plan after May 2000.

     Under the Performance Equity Plan, the Committee may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. The Stock Option Plan and the Performance Equity Plan are administered by the Board of Directors and may be administered by a Committee chosen by the Board of Directors. Subject to the provisions of the Stock Option Plan and the Performance Equity Plan, the Board of Directors or such Committee, as applicable, have the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by option holders upon exercise of an option may be made (as determined by the Board of Directors or the Committee) in cash, or, in certain instances, by shares of Common Stock. Under the Performance Equity Plan, no more than 200,000 shares in the aggregate may be granted to any one holder in any one calendar year.

     Under the terms of the CMT Merger, the Company issued options to purchase 144,000 shares of its Common Stock under the Stock Option Plan to holders of options to purchase shares of CMT's stock, which options had been granted under the stock option plan of CMT. In addition, the Company reserved shares of its Common Stock with respect to options to purchase up to an additional 273,800 shares of Common Stock for future grant under the Stock Option Plan for employees of CMT. Of these reserved shares, options to purchase up to an aggregate of 44,250 shares of Common Stock were granted January 1, 1999 under the 1990 Plan to fourteen (14) employees of CMT. The terms of such options provide for a five (5) year vesting period by which all the options shall become exercisable. To the extent not exercised, the options shall expire on December 31, 2008. On January 1, 2000, options to purchase up to an aggregate of 22,850 shares of Common Stock were granted to eleven (11) employees of CMT. The terms of such options provide for a five- (5) year vesting period by which all the options shall become exercisable. To the extent not exercised or terminated, the options shall expire on December 31, 2009.

     At the year ended December 31, 1999, options to purchase an aggregate of 384,630 shares of the Company's Common Stock were outstanding under the Stock Option Plan. At the year ended December 31, 1999, no options were outstanding under the Performance Equity Plan.

     The Company from time to time has also granted non-plan options to certain officers, employees and consultants. Options to purchase an aggregate of 308,000 shares of the Company's Common Stock were outstanding at December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 7, 2000 (except as otherwise noted in the footnotes), regarding the beneficial ownership of the Company's Common Stock of: (i) each person or group known by the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock; (ii) each director of the Company; (iii) the Named Executives; and
(iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the Company believes that all persons named in the chart have sole voting and investment power over the shares listed.

                                              Amount and Nature of Beneficial             Percent of Class
Name of Beneficial Owner                                  Ownership                     of Voting Securities
-------------------------------------------- ------------------------------------ ----------------------------------
Frederick R. Adler                                        704,673(1)                           11.31%

Joseph K. Pagano                                        1,313,950(2)                           20.87%

Samuel A. Rozzi                                           467,525                               7.69%

D.H. Blair Investment Banking Corp.                     1,124,859(3)                           18.50%

Robert A. Reinhart                                         52,500(4)                             *

Thomas Livelli                                            276,000                               4.54%

Richard Malavarca                                         180,000                               2.96%

Brett Fialkoff                                                  0                                *

All directors and officers as a group                   2,994,648(5)                           46.08%
(seven persons)



------------------------------

(*)  Less than 1%.

(1) Includes options to purchase up to 150,000 shares of the Company's Common Stock, at an exercise price of $0.75 per share.

(2) Includes options to purchase up to 217,000 shares of the Company's Common Stock, at an exercise price of $1.625 per share.

(3) J. Morton Davis is an investment banker and sole shareholder of D.H. Blair Investment Banking Corp. ("Blair"). The amount reported includes 8,500 shares owned by Mr. Davis' wife. Mr. Davis disclaims beneficial ownership of the 8,500 shares owned by his wife. The information with respect to D.H. Blair Investment Banking Corp. ("Blair") and J. Morton Davis is based upon Amendment No. 7, dated May 1, 1996, to the Schedule 13D, dated January 31, 1992, filed by such persons with the Securities and Exchange Commission. The Schedule 13D states that Blair shares voting and investment power over 1,124,859 shares, and Mr. Davis has sole voting and investment power over such 1,124,859 shares.

(4) Includes options to purchase up to 52,500 shares of the Company's Common Stock (of which 40,000 shares have an exercise price of $0.75 per share and 12,500 shares have an exercise price of $2.25 per share). Excludes options to purchase 12,500 shares of Common Stock which are not presently exercisable.

(5) Includes options to purchase up to an aggregate of 419,500 shares of the Company's Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1998, the Company entered into a 180-day note payable agreement with a bank for a maximum of $200,000, which note is collateralized by a $200,000 certificate of deposit as well as a personal guarantee of Joseph K. Pagano, the President and Chairman of the Board of the Company. In December 1998, the bank advanced the Company $160,000 under this agreement. During 1999, the note was completely repaid.

     On May 29, 1998, the Company consummated the CMT Merger pursuant to which a wholly owned subsidiary of Prime merged with and into CMT. Under the terms of the CMT Merger, all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of Common Stock, par value $.01 per share, of the Company, representing approximately 26.4% (after consummation of the CMT Merger) of the Company's issued and outstanding Common Stock. Of the shares issued pursuant to the CMT Merger, 393,000 and 202,500 shares of the Company's Common Stock were issued to Joseph K. Pagano, the President and Chairman of the Board of the Company, and Frederick R. Alder, a director of the Company, respectively, each of whom was a stockholder of CMT at the time of the CMT Merger.

     At the time of the CMT Merger, there were loans outstanding from CMT to six of its shareholders, in the aggregate principal amount of $500,000, as evidenced by promissory notes from CMT to each such shareholder. Messrs. Pagano and Adler were among these shareholders and, at the time of the CMT Merger, held promissory notes in the principal amounts of $218,333 and $112,500, respectively. These notes currently bear interest at a rate of 5% and mature May 1, 2001 (as adjusted in connection with the CMT Merger and subsequently).

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index appearing later in this Report

         (b)      Report on Form 8-K.

                  None.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Table of Contents

------------------------------------------------------------------------------



                                                                       Page

Independent Auditors' Report                                                 F-1


Consolidated Financial Statements
   Balance Sheets
      December 31, 1999 and 1998                                       F-2 - F-3

   Statements of Operations
      For the Years Ended December 31, 1999, 1998 and 1997                   F-4

   Statements of Changes in Stockholders' Equity
      For the Years Ended December 31, 1999, 1998 and 1997                   F-5

   Statements of Cash Flows
      For the Years Ended December 31, 1999, 1998 and 1997             F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-22

                          Independent Auditors' Report

To the Board of Directors and Stockholders
Prime Cellular, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Prime Cellular, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Cellular, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

RAICH ENDE MALTER LERNER & CO.
East Meadow, New York
February 17, 2000

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                                                            December 31,
                                                                                 ---------------------------------
                                                                                       1999               1998
                                                                                 ---------------------------------
Assets
    Current Assets
       Cash                                                                       $     125,954    $        84,146
       Certificate of deposit - restricted                                                    -            200,000
       Investment securities                                                          5,008,533          5,096,557
       Accounts receivable - net of allowance for doubtful
         accounts of $20,000 for 1999 and 1998                                          572,075            305,575
       Unbilled services                                                                109,809             23,799
       Inventory                                                                        151,816            116,991
       Prepaid expenses                                                                  14,968              8,728
                                                                                  -------------    ---------------
                                                                                      5,983,155          5,835,796
                                                                                  -------------    ---------------

     Property, Plant and Equipment                                                    1,759,290          1,522,516
     Less:  Accumulated depreciation and amortization                                   667,659            518,792
                                                                                  -------------    ---------------

                                                                                      1,091,631          1,003,724
                                                                                  -------------    ---------------
     Other Assets
       Investment securities                                                            345,932                  -
       Investment securities receivable                                                       -          4,978,947
       Security deposits                                                                  1,000                  -
       Deferred financing costs - net of accumulated amortization
         of $617 and $365 for 1999 and 1998, respectively                                 6,964              7,216
                                                                                  -------------    ---------------

                                                                                        353,896          4,986,163
                                                                                  -------------    ---------------

                                                                                  $   7,428,682    $    11,825,683
                                                                                  =============    ===============

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                                                         December 31,
                                                                                  ---------------------------------
                                                                                     1999               1998
                                                                                  ---------------------------------
Liabilities and Stockholders' Equity
     Current Liabilities
       Collateralized investment loan                                             $           -    $     5,000,000
       Note payable - bank                                                                    -            160,000
       Current maturities of long-term debt                                              88,761             25,533
       Accounts payable and accrued expenses                                            315,433            427,313
       Customer deposits                                                                143,842            270,143
       Unearned revenue                                                                  54,460             42,387
                                                                                  -------------    ---------------

                                                                                        602,496          5,925,376

     Long-Term Debt - net of current maturities                                         560,107            324,164

     Stockholder Loans - net of unamortized discount
       of $32,387 and $37,515 for 1999 and 1998,
       respectively                                                                     531,988            501,860
                                                                                  -------------    ---------------

                                                                                      1,694,591          6,751,400
                                                                                  -------------    ---------------
     Stockholders' Equity
       Preferred Stock - $.01 par value, 5,000,000 shares
         authorized - none issued                                                             -                  -
       Common Stock - $.01 par value, 20,000,000 shares
         authorized, 6,078,700 and 6,108,700 shares issued
         and outstanding in 1999 and 1998, respectively                                  60,787             61,087
       Additional paid-in capital                                                     5,832,704          5,813,710
       Accumulated (deficit)                                                           (159,400)          (800,514)
                                                                                  -------------    ---------------

                                                                                      5,734,091          5,074,283
                                                                                  -------------    ---------------

                                                                                  $   7,428,682    $    11,825,683
                                                                                  =============    ===============


See notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                                                             For the Years Ended
                                                                                   December 31,
                                                                  -------------------------------------------------
                                                                     1999              1998              1997
                                                                  -------------------------------------------------
Revenue
     Contract revenue                                            $   2,404,753     $     928,686    $    1,125,855
     Sales of goods                                                  1,511,828         1,198,547         1,054,335
                                                                 -------------     -------------    --------------

                                                                     3,916,581         2,127,233         2,180,190
                                                                 -------------     -------------    --------------
Direct Costs
     Contract revenue                                                1,057,478           815,947           696,195
     Sales of goods                                                    734,465           642,310           645,519
                                                                 -------------     -------------    --------------

                                                                     1,791,943         1,458,257         1,341,714
                                                                 -------------     -------------    --------------
Income After Direct Costs
     Contract revenue                                                1,347,275           112,739           429,660
     Sales of goods                                                    777,363           556,237           408,816
                                                                 -------------     -------------    --------------

                                                                     2,124,638           668,976           838,476
                                                                 -------------     -------------    --------------
Other Operating Expenses
     Contract revenue                                                  724,344           699,977           610,388
     Sales of goods                                                    367,077           434,728           427,606
                                                                 -------------     -------------    --------------

                                                                     1,091,421         1,134,705         1,037,994
                                                                 -------------     -------------    --------------
Research and Development
     Contract revenue                                                    5,484            38,307            10,000
     Sales of goods                                                      4,229            35,360            10,000
                                                                 -------------     -------------    --------------

                                                                         9,713            73,667            20,000
                                                                 -------------     -------------    --------------
Income (Loss) from Segment Operations
     Contract revenue                                                  617,447          (625,545)         (190,728)
     Sales of goods                                                    406,057            86,149           (28,790)
                                                                 -------------     -------------    --------------

                                                                     1,023,504          (539,396)         (219,518)
                                                                 -------------     -------------    --------------
Corporate Activities
     Selling, general and administrative expenses                     (542,740)         (278,274)                -
     Other income                                                            -                 -            44,375
     Interest income                                                   295,890           223,381            12,949
     Interest expense                                                 (135,540)         (104,385)          (47,427)
                                                                 -------------     -------------    --------------

                                                                      (382,390)         (159,278)            9,897
                                                                 -------------     -------------    --------------
Income (Loss) Before Provision for Income Taxes                        641,114          (698,674)         (209,621)

Provision for Income Taxes                                                   -                 -                 -
                                                                 -------------     -------------    --------------

Net Income (Loss)                                                $     641,114     $    (698,674)   $     (209,621)
                                                                 =============     =============    ==============
Net Income (Loss) Per Share
   Basic                                                                   .11              (.16)             (.17)
                                                                 -------------     -------------    --------------
   Diluted                                                                 .10              (.16)             (.17)

                                                                 =============     =============    ==============


See notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

                                                                  For the Years Ended December 31, 1999, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                Common Stock
                                       ---------------------------       Additional              Retained
                                             Shares         Amount     Paid-In Capital       Earnings (Deficit)           Total
                                       ---------------------------------------------------------------------------------------------
Balance - January 1, 1997                   900,000     $    9,000      $      (8,990)*         $    107,781         $     107,791
   Issuance of stock                        900,000          9,000            241,000                      -               250,000
   Discount on stockholder loan                   -              -            120,199                      -               120,199
   Contribution of shares back
     to the Company                        (270,000)        (2,700)             2,700                      -                     -
   Stock grants                              81,000            810             21,690                      -                22,500
   Net (loss)                                     -              -                  -               (209,621)             (209,621)
                                       ------------     ----------      -------------           ------------         -------------

Balance - December 31, 1997               1,611,000         16,110            376,599               (101,840)              290,869
   Options exercised                          7,200             72              1,928                      -                 2,000
   Recapitalization resulting
     from merger                          4,490,500         44,905          5,494,092                      -             5,538,997
   Adjustment of discount on
     stockholder loans                            -              -            (58,909)                     -               (58,909)
   Net (loss)                                     -              -                  -               (698,674)             (698,674)
                                       ------------     ----------      -------------           ------------         -------------

Balance - December 31, 1998               6,108,700         61,087          5,813,710               (800,514)            5,074,283
   Contribution of shares back
     to the Company                         (30,000)          (300)               300                      -                     -
   Adjustment of discount on
     stockholder loans                            -              -             18,694                      -                18,694
   Net income                                     -              -                  -                641,114               641,114
                                       ------------     ----------      -------------           ------------         -------------

Balance - December 31, 1999               6,078,700     $   60,787      $   5,832,704           $   (159,400)        $   5,734,091
                                       ============     ==========      =============           ============         =============


* Negative additional paid-in capital results from the restatement of common stock related to the issuance of shares resulting from the merger.

See notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows                            Page 1 of 2
-------------------------------------------------------------------------------

                                                                                 For the Years Ended
                                                                                   December 31,
                                                                 --------------------------------------------------
                                                                     1999              1998              1997
                                                                 --------------------------------------------------
Cash Flows from Operating Activities
     Net income (loss)                                          $      641,114     $     (698,674)   $    (209,621)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used for) operating
       activities:
         Depreciation                                                  239,205            183,959          112,078
         Amortization                                                      252                190              175
         Increase in allowance for doubtful accounts                         -             10,000           10,000
         Accrued interest on stockholder loans                          48,822             45,324           17,826
         Stock-based compensation                                            -                  -           22,500
         (Increase) decrease in:
           Accrued interest on investment securities                    61,746                  -                -
           Accounts receivable                                        (266,500)           (34,243)         (16,428)
           Unbilled services                                           (86,010)            41,389          (31,578)
           Inventory                                                   (34,825)            18,086          (57,375)
           Prepaid expenses                                             (6,240)              (765)          14,713
         Increase (decrease) in:
           Accounts payable                                           (111,880)            42,969          (44,374)
           Customer deposits                                          (126,301)          (344,497)         614,640
           Taxes payable                                                     -                  -             (800)
           Unearned revenue                                             12,073            (10,261)         (72,072)
                                                                --------------     --------------    -------------

                                                                       371,456           (746,523)         359,684
                                                                --------------     --------------    -------------
Cash Flows from Investing Activities
     Acquisitions of property and equipment                           (327,112)          (347,173)        (447,936)
     Cash acquired in connection with merger                                 -            546,484                -
     Purchase of certificate of deposit                                      -           (200,000)               -
     Redemption of certificate of deposit                              200,000                  -                -
     Purchase of investment securities                                (340,707)        (5,014,578)               -
     Proceeds on sale of investment securities                       5,000,000                  -                -
     Payment of security deposit                                        (1,000)                 -                -
                                                                --------------     --------------    -------------

                                                                     4,531,181         (5,015,267)        (447,936)
                                                                --------------     --------------    -------------


See notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows                              Page 2 of 2
-------------------------------------------------------------------------------

                                                                                 For the Years Ended
                                                                                   December 31,
                                                                 --------------------------------------------------
                                                                     1999              1998              1997
                                                                 --------------------------------------------------
Cash Flows from Financing Activities
     Net borrowings (repayments) on line of credit              $            -     $      (31,295)   $       5,605
     Proceeds of notes payable                                               -            160,000          100,000
     Repayment of notes payable                                       (160,000)                 -                -
     Payment of deferred financing costs                                     -                  -           (7,581)
     Proceeds of long-term debt                                        350,000                  -                -
     Repayments of long-term debt                                      (50,829)           (28,452)         (16,754)
     Loans from stockholders                                                 -                  -          517,150
     Repayments of loans from stockholders                                   -                  -         (150,207)
     Issuance of stock                                                       -                  -          250,000
     Proceeds of collateralized investment loan                              -          5,000,000                -
     Payment of collateralized investment loan                      (5,000,000)                 -                -
     Options exercised                                                       -              2,000                -
                                                                --------------     --------------    -------------

                                                                    (4,860,829)         5,102,253          698,213
                                                                --------------     --------------    -------------
Increase (Decrease) in Cash                                             41,808           (659,537)         609,961

Cash - beginning                                                        84,146            743,683          133,722
                                                                --------------     --------------    -------------

Cash - end                                                      $      125,954     $       84,146    $     743,683
                                                                --------------     --------------    -------------

Supplemental Disclosures of Cash Flow Information

     Cash paid during the year:
       Interest                                                 $       86,718     $       58,742    $       9,565
                                                                --------------     --------------    -------------

       Income taxes                                             $          863     $       11,935    $           -
                                                                --------------     --------------    -------------

     Non-cash investing and financing activities:
       Land and building acquired with mortgage                 $            -     $            -    $     287,600
                                                                --------------     --------------    -------------

     In connection with the merger on May 29,
       1998, the following assets (liabilities) were
       acquired by the acquiring entity for
       accounting purposes:
         Cash                                                                      $      546,484
         Investment in U.S. Treasury Note                                               5,060,926
         Other current assets                                                               7,963
         Property and equipment                                                            57,704
         Accumulated depreciation                                                         (12,965)
         Accounts payable and accrued expenses                                           (121,115)
                                                                                   --------------

                                                                                   $    5,538,997
                                                                                   ---------------

See notes to consolidated financial statements.

PRIME CELLULAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements     December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------


1 -  Organization of the Company and Nature of its Operations

     On May 29, 1998, Prime Cellular, Inc. ("Prime"), a Delaware corporation, consummated a merger (the "Merger") with Cell & Molecular Technologies, Inc. and subsidiary, 580 Marshall St., L.L.C. ("CMT"), another Delaware corporation, pursuant to which a wholly-owned subsidiary of Prime was merged with and into CMT (collectively, Prime and CMT are referred to hereinafter as the "Company"). Under the terms of the Merger, all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of common stock, par value of $.01 per share, of Prime, representing approximately 26.4% (after consummation of the Merger) of Prime's issued and outstanding common stock. This transaction was accounted for as a reverse acquisition under the purchase method of accounting whereby CMT was the acquirer for accounting purposes. The historical consolidated financial statements prior to May 29, 1998 are those of CMT with all common stock data restated into the equivalent capital structure of Prime.

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

     e. Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line and accelerated methods over the estimated useful lives of the assets, which range from three to forty years. Amortization of leasehold improvements is provided on the straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

                                                                     Continued

     f. Deferred Financing Costs - Financing costs, principally incurred in connection with the mortgage on Company premises, are amortized on a straight-line basis over the duration of the related loan.

     g. Revenue Recognition - The Company records revenues from fixed-price contracts extending over more than one accounting period on a percentage-of-completion basis. Percentage-of- completion is determined based on the proportion of completed costs to total anticipated costs on each contract. If it is determined that a loss will result from the performance of a contract, the entire amount of estimated loss is charged against income in the period in which the determination is made. In general, prerequisites for billings are established by contractual provisions including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services arise when services have been rendered but clients have not been billed. Similarly, unearned revenue represents amounts billed in excess of revenue recognized.

     h. Research and Development Costs - Research and development costs are expensed as incurred unless they are reimbursed under specific grants in which case the grant reduces the cost of research and development. Total expenditures on research and development for 1999, 1998 and 1997 were approximately $291,000, $213,000 and $20,000, respectively, of which approximately $281,000 and $140,000 were refunded by government agencies for 1999 and 1998, respectively.

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

     j. Advertising Costs - All costs relating to advertising and marketing are expensed in the period incurred. Advertising costs during 1999, 1998 and 1997 were $59,539, $24,099 and $12,726.

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

     l. Earnings Per Share - The accompanying financial statements include earnings per share calculated as required by Financial Accounting Standards No. 128 Earnings Per Share which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the years ended December 31, 1998 and 1997 because of their anti-dilutive effect.

                                                                   Continued

          The following is a computation of the weighted average shares outstanding:

                                         1999            1998         1997
                                       --------------------------------------

          Basic                        6,102,700       4,308,180   1,255,500
          Effect of dilutive options     287,166               -           -
                                      ----------       ---------   ---------
          Diluted                      6,389,866       4,308,180   1,255,500
                                      ==========       =========   =========

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

     n. Segments - The accompanying financial statements include segment disclosure as required by Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information, which expands and modifies disclosures but has no impact on consolidated financial position or results of operations or cash flows.

     o. New Accounting Pronouncement - In June, 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe there will be a significant impact on the Company upon adopting this standard.

     p. Reclassification - Certain amounts from the prior years have been restated to conform to the current year's presentation. These reclassifications have no effect on previously reported income.

3 - Inventory

    Inventory consists of the following:

                                                     December 31,
                                               ---------------------------
                                                    1999            1998
                                               ---------------------------

           Finished Goods                       $    65,075     $   55,784
           Packaging Materials                       39,523         31,566
           Raw Materials                             47,218         29,641
                                                -----------     ----------
                                                $   151,816     $  116,991
                                                ===========     ==========

                                                                    Continued

4 -  Repurchase Agreement

     On November 20, 1998, the Company bought a U.S. Treasury Note for $4,942,187 plus accrued interest of $11,050 and simultaneously resold it for $5,000,000 pursuant to a Repurchase Agreement ("Repo") with Goldman, Sachs & Co. The Repo requires the Company to repurchase the security on February 26, 1999 for $5,000,000 plus accrued interest at 4.7%. Pursuant to Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company has accounted for the Repo as collateralized debt and, therefore, has reported the security as an investment security receivable and the related $5,000,000 obligation as a collateralized investment loan. This investment security is currently held by the Company as of December 31, 1999 and is included in investment securities - non-current (see Note 5 - Investment Securities).

5 -  Investment Securities

     At December 31, 1999, the Company held investments in securities, which were classified as held-to-maturity. Fair values are based on quoted market prices, including accrued interest.

                                                     Amortized Cost  Fair Value
                                                      --------------------------
       December 31, 1999

           Investment Securities - current
              U.S. Treasury Note - face value of
                $5,000,000 - interest at 4% - due
                October 31, 2000                      $ 4,975,200  $ 4,917,200
              Accrued interest                             33,333  -----------
                                                      -----------

                                                        5,008,533
                                                      -----------
           Investment Securities - non-current
              U.S. Treasury Note - face value of
              $340,000 - interest at 5.5% - due
              August 31, 2001                             339,681  $   335,964
                                                                   -----------
              Accrued interest                              6,251
                                                      -----------

                                                          345,932
                                                      -----------
           Net Book Value - held-to-maturity
             securities                              $  5,354,465
                                                     ------------


                                                                    Continued

                                                                                 Amortized Cost      Fair Value
                                                                              -------------------------------------
       December 31, 1998
           Investment Securities - current
              U.S. Treasury Note - face value of $5,000,000 -
                interest at 5.875% - due February 28, 1999                   $     4,997,180     $   5,009,375
                                                                                                 --------------
              Accrued interest                                                        99,377
                                                                             ---------------

                                                                                   5,096,557
           Investment Securities Receivable - non-current
              U.S. Treasury Note - face value of $5,000,000 -
                interest at 4.0000% - due October 31, 2000                         4,945,522     $   4,946,875
                                                                                                 --------------
              Accrued interest                                                        33,425
                                                                             ---------------

                                                                                   4,978,947

           Net Book Value - held-to-maturity securities                      $    10,075,504
                                                                             ---------------



6 -  Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                                               December 31,     Estimated
                                                           -------------------------------
                                                               1999               1998         Useful Lives
                                                           --------------------------------------------------
           Land                                             $      90,000    $      90,000           -
           Building and Improvements                              325,480          325,480     39-40 years
           Machinery and Equipment                              1,258,856          934,544     5-17 years
           Leasehold Improvements                                       -           90,338     Lease life
           Furniture and Fixtures                                  84,954           82,154     5-10 years
                                                            -------------    -------------
                                                                1,759,290        1,522,516
           Less:  Accumulated depreciation

                     and amortization                             667,659          518,792
                                                            -------------    -------------

                                                            $   1,091,631    $   1,003,724
                                                            --------------   --------------


     Depreciation and amortization expense charged to operations is $239,205, $184,149 and $112,253 for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                     Continued

7 -  Note Payable - Bank

     In October, 1998, the Company entered into a 180-day note payable agreement with a bank for a maximum of $200,000. In December, 1998, the bank advanced $160,000 to the Company under this agreement. Interest is stated at 6 1/4% and is payable monthly. During February, 1999, $60,000 was repaid. The principal and any accrued interest were due April 1, 1999 and the note was renewed for an additional 90 days. This note was collateralized by a $200,000 certificate of deposit as well as a personal guarantee by one of the officers of the Company. This note was paid in full in 1999.

8 -  Retirement Plan

     During 1999, the Company adopted a 401(k) retirement plan for all eligible employees who meet certain eligibility criteria such as age, term of employment, etc. Eligible employees may elect to contribute to the plan a portion of their gross salary (subject to federal tax law). The Company does not contribute to the plan.

9 -  Long-Term Debt

     Long-term debt consists of the following:

                                                                                             December 31,
                                                                                       ---------------------------
                                                                                          1999            1998
                                                                                       ---------------------------
       Mortgage Payable - payable in 240 monthly installments of
       $2,610 to February, 2017, including a variable interest rate which is adjusted every three years (1999 rate was 9%) -
       secured by the Company's building in Phillipsburg, New Jersey                  $   272,864    $   277,488

       Notes Payable - bank - payable in 60 monthly installments of
       $2,132 to April, 2002, including interest at 10% - guaranteed by two stockholders and secured by a stockholder's personal
       residence                                                                           52,598         71,863

       Notes Payable - bank - payable in 60 monthly installments of
       $7,223 to August, 2002, including interest at 8.75% - unsecured                    323,406              -

       Other                                                                                    -            346
                                                                                      -----------    -----------
       Less:  Current maturities                                                          648,868        349,697
                                                                                           88,761         25,533
                                                                                      -----------    -----------

                                                                                      $   560,107    $   324,164
                                                                                      -----------    -----------



                                                                      Continued
                                      F-13

     Principal maturities of long-term debt over the next five years are as follows;


                             December 31,       2000          $    88,761
                                                2001               97,237
                                                2002               88,277
                                                2003               87,835
                                                2004               53,495
                             Thereafter                           233,263
                                                              -----------

                                                              $   648,868
                                                              -----------



10 - Stockholder Loans

     Five stockholders and one of their related parties advanced $500,000, in aggregate, to the Company during 1997. The promissory notes bear 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As the promissory notes bear a below market rate of interest, additional interest was imputed on the notes to approximate the Company's current available financing rate of 10%.

     As a result of the merger, the above loans' maturity dates have been accelerated to May 1, 2000. The imputed interest has been adjusted in 1998, as a result of the maturity date acceleration thereby reducing the discount by $58,909. This was charged to additional paid-in capital as an adjustment to the original $120,199 credited to additional paid-in capital in 1997 which related to the purchase of stock.

     During 1999, the stockholders agreed to extend the above loans' maturity date to May 1, 2001. The imputed interest has been adjusted as a result of the maturity date extension thereby increasing the discount by $18,694. This amount was added to additional paid-in capital as an adjustment to the original $120,199 (as adjusted by $58,909 in 1998) credited to additional paid-in capital in 1997, which related to purchase of stock.

     At December 31, 1999, the balance of stockholder loans, net of unamortized discount of $32,387, is $531,988.

11 - Commitments

     In May, 1997, the Company entered into an employment agreement with its subsidiary's President/CEO. The agreement is for an initial term of three years at an annual base compensation of $135,000 and contains a provision for an automatic one-year extension, unless written notice is received by either party.

     The Company has, from time-to-time, received various loans from its stockholders to fund operations.

                                                                     Continued

     The Company subleased its former administrative office and executive research laboratory from a stockholder of the Company. The underlying lease expired in November, 1999. However, the Company entered into a termination agreement with the landlord effective April 30, 1999. Rent payments are made directly to the landlord on behalf of the officer of the Company. Rental expense of $124 (as adjusted for credits received from the landlord), $15,840, and $17,444 was incurred under sublease for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company subleases executive office space from the Company's president on a month-to- month basis. Rental expense was $26,868 and $10,500 for the years ended December 31, 1999 and 1998, respectively. The Company entered into a six-month lease for additional office space on December 1, 1999 at the rate of $1,000 per month.

     In May, 1999, Prime entered into an employment agreement with Joseph K. Pagano ("Pagano") to serve as the president of Prime. This replaces the consulting agreement that Prime had with Pagano which was terminated at the same time. The agreement is for an initial term of one year at an annual base compensation of $85,000 and contains a provision for an automatic one-year extension.

     In connection with the employment agreement, the termination date of 217,000 options previously granted to Pagano under the Company's 1990 Stock Option Plan were extended an additional three years to May 24, 2004. In accordance with SFAS 123, the additional compensation recognized as of the modification date, if the Company had accounted for its stock option plans under the fair value method, would have been $45,570, which was estimated using the Black- Scholes pricing model, with the following weighted average assumptions:

                                               Before                 After
                                               Modification        Modification
                                               --------------------------------

           Expected life of options                2 years             5 years
           Risk-free interest rate                   5%                   5%
           Volatility of stock                     158%                 158%
           Expected dividend yield                   -                    -


12 - Income Taxes

     There was no current or deferred tax provision for the years ended December 31, 1999, 1998 and 1997.

     Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss and tax credit carryforwards. The significant components of deferred tax assets are as follows:

                                                                     Continued

                                                                                      December 31,
                                                                      ---------------------------------------------
                                                                         1999              1998              1997
                                                                      ---------------------------------------------
           Net Operating Loss Carryforward                            $    342,000    $    444,000     $    64,000
           Depreciation and Other Temporary Differences                     (7,000)         21,000          11,000
                                                                      -------------   ------------     -----------
                                                                           335,000         465,000          75,000
           Less:  Valuation allowance                                      335,000         465,000          75,000
                                                                      ------------    ------------     -----------

                                                                      $          -    $          -     $         -
                                                                      ------------    -----------      -----------


     Management believes that, it is not more likely than not, that the remaining deferred tax assets will be realized.

     The provision for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows:

                                                                                      December 31,
                                                                      ---------------------------------------------
                                                                         1999              1998              1997
                                                                      ---------------------------------------------
           At Statutory Rates                                         $    218,000    $   (238,000)    $   (64,000)
           (Benefit) of net operating loss carryforward
             not previously recognized                                    (199,000)              -               -
           Decrease in beginning of year valuation
             allowance due to changes in circumstances
             reflecting on the realization of deferred tax
             assets                                                        (19,000)              -               -
           Loss for which no benefit was recorded                                -         238,000          75,000
           No Federal Income Tax on S Corporation                                -               -         (17,000)
           Other - primarily state taxes                                         -               -           6,000
                                                                      ------------    ------------     -----------

                                                                      $          -    $          -     $         -
                                                                      ------------    ------------     -----------

     The Company has available to offset future income taxes a net operating loss of approximately $1,003,000 as follows:

                   Expiration                      Amount             Type

             ------------------------------------------------------------------


             May 31,            2009           $      66,861         SRLY
                                2010                 106,918         SRLY
                                2011                 119,292         SRLY
                                2012                 226,917         SRLY
                                2012                  45,169         Non-SRLY
             December 31,       2012                   6,328         Non-SRLY
                                2013                 431,684         Non-SRLY
                                               -------------

                                               $   1,003,169

                                                                      Continued






13 - Percentage-of-Completion

     The following is a summary of assets and liabilities related to long-term contracts which are recognized on the percentage-of-completion basis:

                                                                                       December 31,
                                                                                ---------------------------
                                                                                  1999           1998
                                                                                ---------------------------
           Contract Receivables
               Billed - contracts in progress                                   $  371,518     $   114,814
               Unbilled                                                            109,809          23,799
                                                                                ----------     -----------
                                                                                   481,327         138,613
               Less:  Allowance for doubtful collections                                 -               -
                                                                                ----------     -----------

                                                                                $  481,327     $   138,613
                                                                                ----------     -----------
           Unearned Revenue
               Costs incurred on uncompleted contracts                          $  329,637     $   131,150
               Estimated earnings                                                  339,412          48,642
                                                                                ----------     -----------
                                                                                   669,049         179,792
               Less:  Billings to date                                             613,700         198,380
                                                                                ----------     -----------

                                                                                $   55,349     $   (18,588)
                                                                                ----------     -----------

                                                                                        December 31,
                                                                                ---------------------------
                                                                                  1999           1998
                                                                                ---------------------------
               Included in the accompanying balance sheets
                  under the following captions:
                    Unbilled services                                           $  109,809     $    23,799
                    Unearned revenue                                               (54,460)        (42,387)
                                                                                ----------     -----------

                                                                                $   55,349     $   (18,588)
                                                                                ----------     -----------


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

     The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                                        1999           1998
                                                   -----------------------------
           Assumptions
             Expected life of options                 5 years          5 years
             Risk free interest rate                       5%               5%
             Volatility of stock                         172%             237%
             Expected dividend yield                        -                -


     The weighted average fair value of the options granted during 1999 and 1998 was $42,038 and $287,390, respectively. Had the fair value of the options been amortized to expense over the related service period, the pro forma impact on earnings of the stock-based compensation for the options under the provision would have been as follows:

                                                       1999           1998
                                                   -----------------------------
          Net Income (Loss)
            As reported                         $    641,114     $   (698,674)
            Pro forma                                540,514         (914,045)

          Diluted Earnings Per Share
            As reported                                  .10             (.16)
            Pro forma                                    .08             (.21)


     In accordance with SFAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding assumptions. In actuality, the Company's stock options do not trade on a secondary exchange and, therefore, the employees and directors cannot derive any benefit from holding the stock options under these plans without an increase in the market price of Company stock. Such an increase in stock price would benefit all stockholders commensurately.

                                                                      Continued

     As discussed in Note 11, the Company extended the termination date of options previously granted to the Company's president.

     Presented below is a summary of stock option plan activity for the years shown:

                                                                       Weighted                          Weighted
                                                                       Average                           Average
                                                                       Exercise        Options           Exercise
                                                        Options        Price           Exercisable       Price
                                                     -------------------------------------------------------------
       Balance - December 31, 1996                             -       $     -
         Granted                                         144,000           .28
                                                     -----------

       Balance - December 31, 1997                       144,000       $   .28             28,800        $  .28
         Granted                                         293,000           .95
         Transferred through merger                      257,000          1.49
         Exercised                                        (7,200)          .28
         Canceled                                        (28,800)          .28
                                                     -----------

       Balance - December 31, 1998                       658,000          1.05            468,200          1.16
         Granted                                          44,250          1.00
         Canceled                                         (9,620)         1.00
                                                     -----------

       Balance - December 31, 1999                       692,630       $  1.05            539,866        $ 1.12
                                                     -----------

     The following summarizes information for options currently outstanding and exercisable at December 31, 1999:

                                                    Options Outstanding                     Options Exercisable
                                          -------------------------------------------      -----------------------
                                                         Weighted         Weighted                      Weighted
                                                         Average          Average                       Average
                                                         Remaining        Exercise                      Exercise
                                           Number          Life            Price             Number       Price

                                          ---------------------------------------------------------------------
       Range of Prices
         $   .28                            108,000        2 years        $   .28           64,800       $  .28
             .75                            290,000        2 years            .75          223,300          .75
            1.00                             34,630        9 years           1.00            4,266         1.00
            1.63                            217,000        4 years           1.63          217,000         1.63
            2.00                             18,000        3 years           2.00           18,000         2.00
            2.25                             25,000        2 years           2.25           12,500         2.25
                                         ----------                                     ----------

                                            692,630        3 years          $1.05          539,866       $ 1.12
                                         ----------                                     ----------

                                                                      Continued

15 - Segment Information

     As described in Note 1, the Company has two reportable segments which are organized along its divisional lines. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss before interest income, expense and income taxes. The Company accounts for inter- segment sales and transfers, if any, as if the transactions were to third parties, that is at current market prices.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

                                                                             December 31,
                                                              ----------------------------------------------------
                                                                   1999              1998              1997
                                                              ----------------------------------------------------
       Contract Revenue and Sales
         MCS                                                   $    2,456,687     $      930,686    $    1,125,855
         SM                                                         1,529,902          1,238,343         1,054,335
                                                               --------------     --------------    --------------

                                                               $    3,986,589     $    2,169,029    $    2,180,190
                                                                 --------------     --------------    --------------

       Income (Loss) Before Taxes
         MCS                                                   $      599,373     $     (678,341)   $     (190,728)
         SM                                                           424,131            138,945           (28,790)
                                                               --------------     --------------    --------------

                                                               $    1,023,504     $     (539,396)   $     (219,518)
                                                               --------------     --------------    --------------

       Depreciation and Amortization
         MCS                                                   $      165,558     $      137,795    $       82,502
         SM                                                            64,421             41,383            29,751
                                                               --------------     --------------    --------------

                                                               $      229,979     $      179,178    $      112,253
                                                               --------------     --------------    --------------
       Segment Assets
         MCS                                                   $    1,128,317     $      811,313    $    1,520,920
         SM                                                           781,124            639,248           507,537
                                                               --------------     --------------    --------------

                                                               $    1,909,441     $    1,450,561    $    2,028,457
                                                               --------------     --------------    --------------
       Expenditures for Long-Lived Assets
         MCS                                                   $      202,885     $      264,896    $      368,778
         SM                                                           118,017             82,277           366,758
                                                               --------------     --------------    --------------

                                                               $      320,902     $      347,173    $      735,536
                                                               --------------     --------------    --------------


                                                                     Continued

     Essentially all revenue earned for the years ended December 31, 1999, 1998 and 1997 by the Company are attributable to the United States, the Company's country of domicile. All long-lived assets of the Company are located in the United States.

     The following is a reconciliation of the contract revenues and sales, loss, interest income and expense, depreciation and amortization and assets segment items disclosed above to the amounts reported on the consolidated financial statements:

                                                                              December 31,
                                                              ---------------------------------------------------
                                                                  1999               1998               1997
                                                              ---------------------------------------------------
       Contract Revenues and Sales
         Total contract revenues and sales for
           reportable segments                                 $    3,986,589     $    2,169,029    $    2,180,190
         Elimination of intersegment revenues
           and sales                                                  (70,008)           (41,796)                -
                                                               --------------     --------------    --------------

                                                               $    3,916,581     $    2,127,233    $    2,180,190
                                                               --------------     --------------    --------------

       Income (Loss) Before Taxes
         Total income (loss) for reportable segments           $    1,023,504     $     (539,396)   $     (219,518)
         Corporate income and expenses
           unallocated to segments                                    382,390           (159,278)            9,897
                                                               --------------     --------------    --------------

                                                               $      641,114     $     (698,674)   $     (209,621)
                                                               --------------     --------------    --------------

       Depreciation and Amortization
         Total depreciation and amortization for
           reportable segments                                 $      229,979     $      179,178    $      112,253
         Corporate depreciation and amortization
           unallocated to segments                                      9,478              4,971                 -
                                                               --------------     --------------    --------------

                                                               $      239,457     $      184,149    $      112,253
                                                               --------------     --------------    --------------

       Assets
         Total assets for reportable segments                  $    1,909,441     $    1,450,561    $    2,028,457
         Corporate assets unallocated to segments                   5,519,241         10,375,122                 -
                                                               --------------     --------------    --------------

                                                               $    7,428,682     $   11,825,683    $    2,028,457
                                                               --------------     --------------    --------------

                                                                      Continued

16 - Significant Customers and Concentrations of Credit Risk

     For the years ended December 31, 1999, 1998 and 1997, the Company had significant sales and receivable balances from major customers in the pharmaceutical and biotechnology industries and academia as follows:

                                                        ................. Approximate Year-to-Date .................
                                           December 31, 1999            December 31, 1998           December 31, 1997
                              ---------------------------------------------------------------------------------------
                                             Percentage                   Percentage                    Percentage
                                   Sales     of Total           Sales      of Total         Sales       of Total
                              ------------------------------------------------------------------------------------
       Significant  Customer
         A - segment MCS      $ 1,365,139         35%       $   241,000         11%     $   528,000          24%
         B - segment SM                 -          -            280,000         13          229,000          11
                              -----------      -----        -----------     ------      -----------       -----

                              $ 1,365,139         35%       $   521,000         24%     $   757,000          35%
                              -----------      -----        -----------     ------      -----------       -----


                              ............  Approximate Value at Year End  ..............
                                           December 31, 1999            December 31, 1998
                              -----------------------------------------------------------
                               Accounts                       Accounts
                              Receivable      Percentage      Receivable    Percentage
                                (Net) *        of Total         (Net) *     of Total
                              --------------------------------------------------------
       Significant  Customer
         A                    $         -          -%       $    46,000         14%
         B                        249,205         40                  -          -
         C                         87,571         14                  -          -
         D                              -          -             40,000         12
         E                              -          -             33,000         10
         F                              -          -             66,000         20
                              -----------      -----        -----------     ------

                              $   336,776         54%       $   185,000         56%
                              ===========      =====        ===========     ======


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

                                     PRIME CELLULAR, INC.



Dated:   March 30, 2000
                                 By: /s/ Robert A.  Reinhart
                                     ---------------------------------------
                                    Robert A. Reinhart, Chief Financial
                                    Officer and Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


               Signature                                     Title                                 Date

/s/ Joseph K. Pagano                      Director, President (Principal Executive                  March 30, 2000
-------------------------------------     Officer)
Joseph K. Pagano

/s/ Robert A. Reinhart                    Chief Financial Officer, Treasurer,                       March 30, 2000
------------------------------------      Secretary and Vice President (Principal
Robert A. Reinhart                        Financial Officer and Principal Accounting
                                          Officer)

/s/ Frederick R. Adler                     Director                                                  March 30, 2000
------------------------------------
Frederick R. Adler

/s/ Samuel Rozzi                          Director                                                  March 30, 2000
------------------------------------
Samuel Rozzi

/s/ Richard Malavarca                     Director                                                  March 30, 2000
------------------------------------
Richard Malavarca

/s/ Thomas Livelli                        Director                                                  March 30, 2000
------------------------------------
Thomas Livelli

/s/ Brett Fialkoff                        Director                                                  March 30, 2000
------------------------------------
Brett Fialkoff


                                                    EXHIBIT INDEX
                                                    ---------------


                                                                     Incorporated
Exhibit                                                           By Reference from    No. in Document
Number         Description                                             Document                                 Page
------         -----------                                             --------                                 ----
3.1            Certificate  of   Incorporation,   as  amended             A              Exhibit 3.1

3.2            By-laws of the Company                                     A              Exhibit 3.2

10.1           1990 Stock Option Plan                                     A              Exhibit 10.1

10.2           Consulting Agreement dated July 2, 1991, among             B              Exhibit 10.2
               the Company, Prime Cellular of Florida, Inc.
               and Joseph K. Pagano (the  "Consulting
               Agreement")

10.3           Amendment to Consulting Agreement                          B              Exhibit 10.3

10.4           Agreement  and Plan of Merger,  dated as of May            C              Exhibit 2.1
               14,  1996,  by and among  the  Company,   Prime
               Cellular Acquisition  Corp.,  Bern Associates,
               Inc. and the stockholders of Bern

10.5           Registration  Rights  Agreement,  dated  June              C              Exhibit 10.1
               10,  1996,  between Registrant and the Bern
               Stockholders

10.6           Escrow Agreement,  dated June 10, 1996, between            C              Exhibit 10.2
               Registrant and the Bern Stockholders

10.7           Indemnification  Agreement, dated June 10, 1996            C              Exhibit 10.3
               between Registrant and the Bern Stockholders

10.8           Form of Amendment to Merger Agreement, dated               D              Exhibit 10.9
               June 11, 1997

10.9           Form of Settlement Agreement, dated August 28,             D              Exhibit 10.10
               1997

10.10          Agreement and Plan of Merger, dated as of May              E              Exhibit 2
               29, 1998, by and among the Company, CMT
               Acquisition Corp., Cell  & Molecular
               Technologies, Inc.  and  the  stockholders  of
               Cell &  Molecular Technologies, Inc.

10.11          Mortgage dated February 6, 1997, with respect to           F             Exhibit 10.11
               premises  located at 580  Marshall  Street,
               Phillipsburg,  NJ 08865,  assumed by the Company
               in connection with the CMT Merger

10.12          Form of  Employment  Agreement  dated May 22,              F             Exhibit 10.12
               1997  between Cell & Molecular Technologies,
               Inc. and Thomas Livelli

10.13          Form of Amendment to Employment Agreement dated            G             Exhibit 10.13
               as of May 29, 1998 between Cell & Molecular
               Technologies, Inc.  and Thomas Livelli

10.14          Employment Agreement between Joseph K. Pagano                                                Filed
               and the Company                                                                              Herewith

21             List of Subsidiaries                                                                         Filed
                                                                                                            Herewith

27.1           Financial Data Schedule                                                                      Filed
                                                                                                            Herewith

99             Risk Factors                                                                                Filed
                                                                                                            Herewith



A.   Company's Registration Statement on Form S-18 (Registration No.
     33-35537-NY)

B.   Company's Annual Report on Form 10-K for the fiscal year ended May 31,
     1992.

C.   Company's Report on Form 8-K dated June 11, 1996.

D.   Company's Annual Report on Form 10-K for the fiscal year ended May 31,
     1997.

E.   Company's Report on Form 8-K for the event dated May 29, 1998.

F.   Company's Report on Form 10-K for the fiscal year ended December 31, 1998.

G.   Company's Report on Form 10-K/A for the fiscal year ended December 31,
     1998.