Form 10-Q
period 2000-03-31
PRIME CELLULAR INC
filed 2000-05-15
CIK 864890

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of __________________ to ________________


                         Commission file number: 0-18700
                              PRIME CELLULAR, INC.
                      -------------------------------------
             (exact name of Registrant as specified in its charter)


             Delaware                                          13-3570672
  -------------------------------                           -------------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                           Identification No.)

580 Marshall Street, Phillipsburg, PA                                08865
-------------------------------------                                -----
(Address of Principal Executive Office)                           (Zip Code)

Issuer's telephone number, including area code: (908) 387-1673


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]


     As of May 10, 2000 the registrant had 6,078,700 shares outstanding of its Common Stock, $.01 par value.

================================================================================

     PRIME CELLULAR, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page

                                                                            ----
PART I. FINANCIAL INFORMATION...............................................  3

Item 1. Consolidated Financial Statements

          Independent Accountant Report ....................................  3

          Consolidated Balance Sheets (unaudited) at March 31, 2000
              and December 31, 1999.........................................  4

          Consolidated Statements of Operations (unaudited) for the
              three months ended March 31, 2000 and March 31, 1999..........  6

          Consolidated Statements of Cash Flows (unaudited) for
              the three months ended March 31, 2000 and March 31, 1999......  7

          Notes to Consolidated Financial Statements........................  8

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

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Prime Cellular, Inc. and Subsidiaries

We have reviewed the consolidated balance sheet of Prime Cellular, Inc. and Subsidiaries at March 31, 2000 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999 as set forth in the accompanying unaudited financial statements. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for the three months ended March 31, 2000 and 1999 for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 17,2000, we expressed an unqualified opinion on these consolidated financial statements.

RAICH ENDE MALTER LERNER & Co.
East Meadow, New York
May 10, 2000

                       PRIME CELLULAR, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                 (Unaudited)
                                                March 31, 2000 December 31, 1999
                                                -------------- -----------------
Assets
  Current Assets

    Cash                                            $    20,284      $   125,954
    Investment securities                             5,065,659        5,008,533
    Accounts receivable - less allowance
        for doubtful accounts of $20,000                471,964          572,075
    Unbilled services                                   166,156          109,809
    Inventory                                           176,235          151,816
    Prepaid expenses                                     11,032           14,968
                                                    -----------      -----------
                                                      5,911,330        5,983,155
                                                    -----------      -----------
  Property, Plant and Equipment                       1,855,006        1,759,290
  Less: Accumulated depreciation                        726,543          667,659
                                                    -----------      -----------
                                                      1,128,463        1,091,631
                                                    -----------      -----------
  Other Assets

    Investment securities                               543,538          345,932
    Security deposits                                     1,000            1,000
    Deferred financing costs - net of
      accumulated amortization of $681 and
      $617 for 2000 and 1999, respectively                6,900            6,964
                                                    -----------      -----------
                                                        551,438          353,896
                                                    -----------      -----------
                                                    $ 7,591,231      $ 7,428,682
                                                    ===========      ===========

See accompanying notes to consolidated financial statements

                      PRIME CELLULAR, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                 (Unaudited)
                                                   March 31,      December 31,
                                                     2000            1999
                                                --------------    ------------

Liabilities and Stockholders' Equity
   Current Liabilities

          Current maturities of long-term debt    $  90,857        $    88,761
       Accounts payable and accrued expenses        451,559            315,433
       Customer deposits                            272,335            143,842
       Unearned revenue                              60,170             54,460
                                                 ------------       ------------
                                                    874,921            602,496

    Non-Current Liabilities

       Long-term debt -net of current maturities    536,769            560,107
       Stockholder loans -net of current
         maturities                                 543,710            531,988
                                                  -----------       ------------
                                                  1,955,400          1,694,591
                                                  -----------       ------------
   Stockholders' Equity

       Common stock                                  60,787             60,787
       Additional paid-in capital                 5,832,704          5,832,704
       Accumulated (deficit)                       (257,660)          (159,400)
                                                ------------       ------------
                                                  5,635,831          5,734,091
                                                ------------       ------------
                                               $  7,591,231       $  7,428,682
                                                ============       ============



           See accompanying notes to consolidated financial statements

                      PRIME CELLULAR, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Three Months Ended
                                               --------------------------------
                                               March 31, 2000    March 31, 1999
                                               --------------    --------------
Revenue

          Contract revenue                      $   583,807       $   542,706
          Sale of goods                             360,620           318,933
                                                -----------       -----------
                                                    944,427           861,639
                                                -----------       -----------
Direct Costs

          Contract revenue                          346,574           228,535
          Sale of goods                             183,509           169,758
                                                -----------       -----------
                                                    530,083           398,293
                                                -----------       -----------
Income After Direct Costs

          Contract revenue                          237,233           314,171
          Sale of goods                             177,111           149,175
                                                 ----------       -----------
                                                    414,344           463,346
                                                 ----------       -----------
Other Operating Expenses

          Contract revenue                          237,276           155,269
          Sale of goods                             113,440            73,068
                                                 ----------       -----------
                                                    350,716           228,337
                                                 ----------       -----------
Income (Loss) from Operations

          Contract revenue                              (43)          158,902
          Sale of goods                              63,671            76,107
                                                 ----------       -----------
                                                     63,628           235,009
                                                 ----------       -----------
Corporate Activities

          Selling, general and administ. exp.      (200,639)         (131,617)
          Interest income                            65,236           110,733
          Interest expense                          (26,485)          (62,591)
                                                 -----------       -----------
                                                   (161,888)          (83,475)
                                                 -----------       -----------
Income (Loss) Before Provision for Income Taxes     (98,260)          151,534
Provision for Income Taxes                                _               270
                                                -----------       -----------
Net Income (Loss)                               $   (98,260)      $   151,264
                                                ===========       ===========
Basic and Diluted Net Income (Loss) Per Share   $      (.02)      $       .02
                                                ===========       ===========
Weighted Average Shares Outstanding - Basic       6,078,700         6,108,700
                                                ===========       ===========
                                    - Diluted     6,078,700         6,291,624
                                                ===========       ===========

           See accompanying notes to consolidated financial statements

                      PRIME CELLULAR, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Three Months Ended
                                                 -----------------------------
                                                 March 31,        March 31,
                                                   2000             1999
                                                 ---------     --------------

Cash Flows from Operating Activities

   Net income (loss)                            $   (98,260)      $   151,264
   Adjustments to reconcile net (loss)
    to net cash provided by (used in)
    operating activities:
         Depreciation and amortization               58,948            52,626
         Accrued interest on stockholder loans       11,722            12,578
         Changes in assets and liabilities:
            Accrued interest on investment
             securities                             (55,607)           37,191
            Accounts receivable                     100,111          (144,558)
            Unbilled services                       (56,347)          (96,462)
            Inventory                               (24,419)           11,311
            Prepaid expenses                          3,936              (285)
            Accounts payable and accrued expenses   136,126           100,898
            Customer deposits                       128,493           114,453
            Unearned revenue                          5,710            58,247
                                                -----------       -----------
                                                    210,413           297,263
                                                -----------       -----------
Cash Flows from Investing Activities

    Acquisitions of property and equipment          (95,716)         (141,196)
    Sale (purchase) of investment securities       (199,125)        5,000,000
                                                 -----------       -----------
                                                   (294,841)        4,858,804
                                                 -----------       -----------
Cash Flows from Financing Activities

    Repayments of notes payable                           -           (60,000)
    Repayments of long term debt                    (21,242)           (5,050)
    Payment of collateralized investment loan             -        (5,000,000)
                                                 -----------       -----------
                                                    (21,242)       (5,065,050)
                                                 -----------       -----------

Net Increase (Decrease) in Cash                    (105,670)           91,017
Cash - beginning                                    125,954            84,146
                                                -----------       -----------
Cash - end                                      $    20,284       $   175,163
                                                ===========       ===========
Supplemental Disclosures
    Cash paid (refunded)during the year:

                  Interest                      $    14,763       $    50,013
                                                ===========       ===========
                  Income taxes                  $      (855)      $       555
                                                ===========       ===========

           See accompanying notes to consolidated financial statements

                       PRIME CELLULAR, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

NOTE 2:  UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Forms 10-K for the year ended December 31, 1999.

NOTE 3: SEGMENT INFORMATION

The following is information pertaining to the Company's two operating segments:
SM, which manufactures and wholesales cell culture media and reagents, and MCS, which provides research services to pharmaceutical companies and other molecular and cell biology research and development entities.

                                                    For the Three Months Ended
                                                   ----------------------------
                                                     March 31,      March 31,
                                                        2000            1999
                                                   ------------   -------------
Revenues:
  MCS -                                             $   610,718    $   542,706
  Intersegment Revenues                                 (26,911)            --
                                                       --------       --------

  MCS - Contract Revenues from External Customers       583,807        542,706
                                                       --------       -------

  SM                                                    360,620       325,948
  Intersegment Revenues                                      --        (7,015)
                                                       --------     ---------

  SM - Sales of goods to External Customers             360,620       318,933
                                                       --------     ---------

                                                   $    944,427   $   861,639
                                                   ============   ===========
Income (Loss) before Income Taxes:
  MCS                                                $      (43)  $  158,902
  SM                                                     63,671       76,107
                                                     ----------    ---------

                                                         63,628      235,009
Corporate income and expenses unallocated to
   segments                                            (161,888)     (83,475)
                                                     ----------     --------

                                                    $   (98,260) $   151,534
                                                    ============  ===========

Grants-

The SM division is the recipient of a NIH (National Institute of Health) Federal Phase II Grant for $ 757,532. The work to be performed under this grant covers the period July 1998 to June 2000. For the Three months ended March 30, 2000, the company recognized $ 58,886 in grant revenue under this grant which was offset by a like amount in cost.

The MCS division is the recipient of a NIH Federal Phase I Grant for $ 100,270. The work to be performed under this grant covers the period June 1999 to May 2000. For the Three months ended March 30, 2000, the company recognized $ 13,044 in grant revenue under this grant which was offset by a like amount in cost.

NOTE 4:   EARNINGS PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive.

Potential common stock was excluded from the computation for the three months ended March 31, 2000 because of their anti-dilutive effect. The following is a summary of the weighted average shares outstanding.

                                                March 31, 2000   March 31, 1999
                                                --------------   --------------

         Basic                                     6,078,700       6,108,700
         Effect of dilutive options                        -         182,924
                                                   ---------       ---------
       Diluted weighted average shares
         outstanding                               6,078,700       6,291,624
                                               =============    ===============

       Anti- dilutive options                        738,342         260,000
                                               =============    ===============

Note 5:  Formation of Sentigen Corp.

During the quarter, the Company formed Sentigen Corp. as a wholly owned subsidiary to engage in scientific research regarding the mechanisms of chemo-sensations in medical conditions and agricultural pests. In that connection the Company has entered into the following agreements:

On March 29, 2000 Sentigen entered into a three year employment agreement with Dr. Kevin J. Lee for the position of executive vice president at $110,000 per year plus annual performance-based incentive bonuses. In addition, Mr. Lee received Options to purchase 200,000 shares of the Company's stock at $5.00 per share, vesting 25% per year and expiring on March 29, 2005.

On April 10, 2000, Sentigen entered into a license agreement with Columbia University for an exclusive worldwide right to Columbia's patent applications and other proprietary rights in this area. A minimum of $1,000,000 must be invested by Prime Cellular, Inc. in Sentigen Corp. within one year of the date of the agreement. A minimum of $50,000 per six month period or $100,000 per annual period must be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years or the Company must be involved in active negotiations to raise $1,000,000 in additional funding. In consideration of the license, Columbia will be issued 75,000 shares of the Company's stock and will receive royalties of 1% of the net sales of any licensed products or services.

On April 18, 2000 Sentigen received a commitment from Norwest Bank to borrow up to $500,000 to be repaid over five years with interest at 8.75% per annum.

On May 1, 2000, Sentigen acquired a license to use laboratory space at Columbia University in New York City for two years with the option to renew for an additional two years. The license agreement calls for license fee commitments, exclusive of operating expenses, as follows:

              For the year ending March 31, 2001                    $59,583
                                            2002                     66,788
                                            2003                      5,579
                                                                      -----

                                           Total                   $131,950
                                                                   --------

Note 6:  Stock Option Plans

The Company adopted the 2000 Performance Equity Plan (the "Performance Equity Plan") which provides for grants and options to purchase up to 2,000,000 shares of Common Stock. Under the Performance Equity Plan, options may be granted to employees, directors, consultants, agents and other persons deemed valuable to the Company or any of its subsidiaries. The Performance Equity Plan permits the Board of Directors or the Committee of the Performance Equity Plan to issue incentive stock options (ISO's) as defined in Section 422 of the Internal Revenue Code (the "Code") and stock options that do not conform to the requirements of that code section ("non-ISOs"). The exercise price of each ISO may not be less then 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422) 10% or more of the outstanding stock of the Company or any subsidiary (a "10% stockholder"), the exercise price may not be less then 100% of the market value of the Common Stock at the time of grant.

Under the Performance Equity Plan, the committee may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. The Performance Equity Plan is administered by the Board of Directors and may be administered by a committee chosen by the Board of Directors. Subject to the provisions of the Performance Equity Plan, the Board of Directors or such Committee, as applicable, have the authority to determine the individuals to whom the stock options are to be granted, the number shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by option holders upon exercise of an option may be made (as determined by the Board of Directors or the Committee) in cash, or, in certain instances, by shares of Common Stock. Upon the Performance Equity Plan, no more than 200,00 shares in the aggregate may be granted to any one holder in any one calendar year.

On January 3, 2000 (the "Grant Date"), the Company granted to certain key employees of the Company options, pursuant to the Company's 1990 Stock Option Plan, to purchase up to an aggregate of 22,850 shares of the Company's Common Stock, at an exercise price of $1.81. Such options vest and become exercisable in five equal annual installments, commencing on the one (1) year anniversary of the Grant Date.

On March 29, 2000 (the "Grant Date"), the Company granted to certain other individuals, options, pursuant to the Company's 2000 Performance Equity Plan, to purchase up to an aggregate of 495,000 shares of the Company's Common Stock, at an exercise of $5.00. Such options vest and become exercisable in four equal annual installments, commencing on the Grant date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Private Securities Litigation Reform Act of 1995 provides a "safeharbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's history of losses; the Company's need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999.

     Revenue for the three months ended March 31, 2000 was $944,427 as compared to revenue of $861,639 for the three months ended March 31, 1999. This increase of $82,788 was as a result of a $41,687 or a 13% increase in sales of goods and a $41,101 or a 8% increase in contract revenue. Sale of goods, through the SM Division, continue to grow due to the introduction of new products and addition of international distributors. Contract revenue growth, through the MCS Division, was slower than expected due to unanticipated customer delays in starting new contracts.

     Income after direct costs for the three months ended March 31, 2000 was $414,344 as compared to income after direct costs of $463,346 for the three months ended March 31, 1999. This decrease in income after direct costs is the result of a $27,936 or 19% increase from the sales of goods plus a $76,938 or 24% decrease from MCS. This increase in income after direct costs from the sales of goods resulted from the 13% increase in revenue plus higher margins from the new products. The MCS Division's income after direct costs for the three months ended March 31, 2000 decrease was attributable to the inefficient utilization of additional manpower. The additional manpower was added to service a much larger anticipated revenue base. The revenue base was not obtainable due to unanticipated customer delays in starting new contracts.

     Other operating expenses for the three months ended March 31, 2000 was $350,716 as compared to $228,337 for the three months ended March 31, 1999. This $122,379 increase was a result of an administrative expansion which occurred in the second half of 1999 and continued into the quarter ended March 31, 2000.

Corporate activities of $161,888 resulted in a net expense for the three months ended March 31, 2000 as compared to net expense of $83,475 for the three months ended March 31, 1999. This $78,413 net increase in expense resulted from increased selling, general and administrative expenses mainly due to activities in connection with the start up of the Company's wholly- owned subsidiary, Sentigen, Corp. Interest income dropped $ 45,497 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 as well as interest expense dropped $ 36,106 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This resulted because the Company had approximately $4,500,000 in additional securities and a related investment loan for the three months ended March 31, 1999 as compared to the three months ended March 31, 2000.

Net loss for the three months ended March 31, 2000 was $(98,260) or $(.02) per share basic and diluted, based on weighted average common shares outstanding of 6,078,700, basic and diluted, as compared to a net income of $151,264 or $.02 per share based on 6,108,700, basic and 6,291,624, diluted weighted average shares outstanding. The decrease in net income was mainly the result of the reduced gross margins from contract revenue, an increase in other operating expenses as well as an increase in corporate activities.

Liquidity and Capital Resources

At March 31, 2000, the Company had approximately $20,000 in cash and working capital of approximately $5,000,000.

Net cash provided by operating activities aggregated $210,413 and $297,263 for the three months ended March 31, 2000 and 1999, respectively. The $86,850 net decrease provided by operating activities was principally attributable to a decrease in accounts receivable offset by a reduction in net income (loss) and accrued interest on investment securities for the three months ended March 31, 2000 as compared to 1999.

Net cash used by investing activities aggregated $(294,841) for the three months ended March 31, 2000 as compared with net cash provided by investing activities of $4,858,804 for the three months ended March 31, 1999. This net decrease in cash provided by investing activities was primarily attributable to the $5,000,000 sale of investment securities for the three months ended March 31, 1999 as well as $ 199,125 purchase of investment securities for the three months ended March 31, 2000.

Net cash used by financing activities aggregated $21,242 for the three months ended March 31, 2000 as compared to $5,065,050 for the three months ended March 31, 1999. The decrease was due primarily to the repayment of the $5,000,000 collateralized investment loan during the three months ended March 31, 1999.

During the three months ended March 31, 2000, the Company financed its operations primarily through working capital.

Pursuant to a License Agreement between Sentigen Corp. and Columbia University, for an exclusive world wide right to Columbia's patent applications and other proprietary rights in the area of the mechanisms of chemosentations in medical conditions and agricultural pests, a minimum of $1,000,000 must be invested by the Company by April 10, 2001. A minimum of $50,000 per six month period or $100,000 per annual period must be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years or the Company must be involved in active negotiations to raise $1,000,000 in additional funding. The Company has enough funds available in working capital to make the required investment if it chooses not to raise the money through debt and equity financings.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Not Applicable.

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On January 3, 2000 (the "Grant Date"), the Company granted to certain key employees of the Company options, pursuant to the Company's 1990 Stock Option Plan, to purchase up to an aggregate of 22,850 shares of the Company's Common Stock, at an exercise price of $1.81. Such options vest and become exercisable in five equal annual installments, commencing on the one (1) year anniversary of the Grant Date. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration for these private transactions.

On March 29, 2000 (the "Grant Date"), the Company granted to certain other individuals of the Company options, pursuant to the Company's 2000 Performance Equity Plan, to purchase up to an aggregate of 495,000 shares of the Company's Common Stock, at an exercise price of $5.00. Such options vest and become exercisable in four equal annual installments, commencing on the Grant Date.
The Company relied upon Section 4(2) of the Securities Act for an exemption from registration for these private transactions.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 10.15  Employment Agreement between Kevin Lee and Sentigen
                         Corp.

          Exhibit 10.16  Option Agreement between the Company and Kevin Lee.

          Exhibit 27. Financial Data Schedule.

     (b)  Reports on Form 8-K

          None.

                                  EXHIBIT INDEX
                                 ---------------


                                                                     Incorporated
Exhibit                                                           By Reference from
Number         Description                                             Document        No. in Document          Page
------         -----------                                             --------        ---------------          ----
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

10.14          Employment Agreement between Joseph K. Pagano              H             Exhibit 10.14
               and the Company

10.15          Employment Agreement between Kevin Lee and Sentigen
               Corp.                                                                                        Filed
                                                                                                            Herewith

10.16          Option Agreement between the Company and Kevin Lee.                                          Filed
                                                                                                            Herewith

21             List of Subsidiaries                                      H             Exhibit 21


27.1           Financial Data Schedule


99             Risk Factors                                              H             Exhibit 99




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

H.   Company's Report on Form 10-K for the fiscal year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2000                               PRIME CELLULAR, INC.

                                           By: /s/ ROBERT A. REINHART
                                               --------------------------------
                                               Robert A. Reinhart,
                                               Chief Financial Officer and
                                               principal accounting officer