Form 10-K/A
period 1999-12-31
PRIME CELLULAR INC
filed 2000-05-25
CIK 864890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K/A
                                Amendment No. 1

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
                        -----------------------------


                              PRIME CELLULAR, INC.
 -----------------------------------------------------------------------------
             (Name of Exact Registrant as Specified in Its Charter)

         Delaware                                  13-3570672
-----------------------------------      --------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

 580 Marshall Street, Phillipsburg, New Jersey                  08865
---------------------------------------------------- --------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:    (908) 387-1673
                                                     ----------------
        The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto:

Item 10.        Directors and Executive Officers of the Registrant
Item 11.        Executive Compensation
Item 12.        Security Ownership of Certain Beneficial Owners and Management
Item 13.        Certain Relationships and Related Transactions

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current directors and executive officers of the Company are as follows:

Name                             Age     Position
----                             ---     ---------

Joseph K. Pagano                 54      President and Chairman
                                            of the Board
Robert A. Reinhart               50      Vice-President of
                                           Finance, Chief Financial Officer,
                                           Treasurer, Secretary
Frederick R. Adler               74      Director
Thomas Livelli                   47      Director
Richard Malavarca                47      Director
Samuel A. Rozzi                  54      Director
Brett Fialkoff                   33      Director


     Joseph K. Pagano has served as President of the Company since June 1994. Mr. Pagano has also served as a director since 1991 and as Chairman of the Board since June 1996 and as Chief Financial Officer from June 1994 until July 1996. From 1991 until April 1999, he was engaged as a consultant to the Company, commencing an employment relationship thereafter. Mr. Pagano has been a private investor for more than the past five years.

     Robert A. Reinhart has served as Chief Financial Officer and Vice President
- Finance of the Company since July 1996, and as Treasurer/Secretary since May 1997. Mr. Reinhart served as Vice President, Finance and Chief Executive Officer for Bern Communications, Inc. from July 1996 until its dissolution in 1998. Prior thereto, Mr. Reinhart served as the Chief Operating Officer and Chief Financial Officer of De Boles Nutritional Foods, Inc. from 1992 until 1996. Prior to being engaged by De Boles Nutritional Foods, Inc. in 1992, Mr. Reinhart was a senior manager/engagement executive with a certified public accounting firm. Mr. Reinhart is a certified public accountant.

     Frederick R. Adler has been a director of the Company since May 1996. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. Since January 1,1996, Mr. Adler has been of counsel to the law firm of Fulbright & Jaworski L.L.P. and, for more than five years prior thereto, was a senior partner in the firm. Mr. Adler is also Chairman of the Executive Committee and a director of Data General Corporation, Chairman and director of Shells Seafood Restaurants, Inc., and a director of USA Detergents, Inc., as well as a director of various private companies. Mr. Adler is the Chairman of Intercoastal Health Systems, Inc. (Palm Beach, FL) and a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center (New York, NY). Mr. Adler is also a member of the Dean's Advisory Board of the Harvard Law School (Cambridge, MA).

     Thomas Livelli has been a director of the Company since June 1998. He has been the President and Chief Executive Officer of CMT since 1997. He was also President of CMT's predecessor companies from 1987 until 1997. From January 1986 until July 1997, Mr. Livelli was a Laboratory Manager at the Howard Hughes Medical Institute at Columbia University. Prior to 1986, Mr. Livelli worked at Merck Research Laboratories ("Merck") and Cistron Biotechnology ("Cistron"), directing their respective gene expression programs. While at Cistron, Mr. Livelli was a Visiting Scholar at Columbia University. Mr. Livelli maintains a part-time faculty appointment at Columbia University College of Physicians & Surgeons in the Department of Neurobiology and Behavior.

     Richard Malavarca has been a director of the Company since June 1998. He has been Vice President of CMT and its predecessor companies since 1987 and Chief Operating Officer of CMT since January 2000. Prior to May, 1987, Mr. Malavarca worked at the Harvard Medical School, The Roche Institute for Molecular Biology, Merck Research Laboratories and Cistron in basic research involving developmental biology, molecular and cell biology.

     Samuel A. Rozzi has been a director of the Company most recently since January 1997. He previously served as a director of the Company from 1991 until June 1996. Mr. Rozzi has been the President of Corporate National Realty, Inc., a corporate real estate brokerage and services firm, since September 1988.

     Brett Fialkoff has been a director of the Company since February 2000. Since 1993, Mr. Fialkoff has been associated with Performance Capital, LP, a broker-dealer, and certain of its affiliates.

     Directors are elected annually by the stockholders. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the Company's fiscal year ended December 31, 1999, all its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements, except that Mr. Pagano, a director and officer of the Company, filed a Form 4 late.

ITEM 11. Executive Compensation

     The following table discloses the compensation awarded by the Company to
(i) each of the President and Chief Financial Officer of the Company for the twelve (12) month period ended December 31, 1999, for the period from June 1, 1998 until December 31, 1998 (the "Stub Period") and for the twelve (12) month period ended May 31 in each of the two fiscal years May 31, 1998 and 1997, and
(ii) the President and Vice President of CMT (with the President and Chief Financial Officer of the Company, hereinafter collectively referred to as the "Named Executives") for the twelve (12) month period ended December 31 in each of the three fiscal years ended December 31, 1999, 1998 and 1997. During the most recent twelve (12) month period ended December 31, 1999, no other executive officer of the Company, received a total salary and bonus that exceeded $100,000 during such twelve (12) month period.


                           SUMMARY COMPENSATION TABLE


                                                                                                     Long-Term and
        Name and Principal                                                                             Other
             Position                     Year                    Salary          Bonus              Compensation
        ------------------                ----                    ------          -----              --------------
Joseph K. Pagano                          1999                  $ 51,495(1)        --                 $ 29,638(1)
President and Chairman of             Stub Period                     --           --                   43,750(2)
the Board                                 1998                        --           --                   75,000
                                          1997                        --           --                   75,000

Robert A. Reinhart                        1999                  $128,887           --                     --
Chief Financial Officer, Vice         Stub Period                 70,369(2)        --                     --
President, Treasurer and                  1998                   125,000           --                  Options(3)
Secretary                                 1997                    86,000(4)   $25,000                  Options(5)

Thomas Livelli                          1999(6)                 $151,885           --                     --
President and Chief                     1998(6)                  138,462(7)        --                     --
Executive Officer of CMT                1997(6)                   63,462     $181,000                     --

Richard Malavarca                       1999(6)                 $101,769           --                     --
Vice President and Chief                1998(6)                   88,961           --                     --
Operating Officer of CMT                1997(6)                   80,444           --                     --


---------------------------

(1) Mr. Pagano became President of the Company on June 15, 1994. Mr. Pagano received a consulting fee of $75,000 per annum until May 1999, at which time he became an employee of the Company at a salary of $85,000 per annum.

(2) Reflects the respective compensation or consulting fee, as the case may be, of the Named Executive, prorated for the seven-month Stub Period. Following the CMT M, the Company adopted the calendar fiscal year of CMT. The Company previously operated under a fiscal year ended May 31st.

(3) On April 20, 1998, the Company granted Mr. Reinhart incentive stock options to purchase up to 25,000 shares of the Common Stock of the Company at $2.25 per share, which options vested in two equal installments on each of April 20, 1999 and April 20, 2000.

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

(6) Reflects salary paid for the calendar years ended December 31, 1998 and 1997. Because the Company adopted as its fiscal year CMT's calendar year at the time of the CMT Merger, no Stub Period calculation is required when disclosing the compensation paid to CMT's executive officers.

(7) Reflects Mr. Livelli's (i) effective salary rate of $135,000 (as amended at May 29, 1998 following the CMT Merger) for the year ended December 31, 1998, prorated from May 29, 1998, when he was elected President of CMT in conjunction with the CMT Merger, and (ii) effective salary rate of $150,000 for the year ended December 31, 1998, prorated for the five months ended May 29, 1998.

     The following table summarizes the number of exercisable and unexercisable options held by the Named Executives at December 31, 1999, and their value at that date if such options were in-the-money:

                                        AGGREGATED FISCAL YEAR END OPTION VALUES

                                 Number of Securities Underlying               Dollar Value of Unexercised in-the-
Name                         Unexercised Options at December 31, 1999          Money Options at December 31, 1999(1)
----                         ----------------------------------------         -------------------------------------
                             Exercisable(#)         Unexercisable(#)         Exercisable($)         Unexercisable($)
Joseph K. Pagano               217,000(2)                  -0-                   81,375                    -0-

Robert A. Reinhart             52,500(3)                12,500(4)                50,000                    -0-



-----------------------------

(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock. An option is "in-the-money" if the fiscal year-end fair market value of the Common Stock exceeds the option exercise price. At December 31, 1999, the closing price per share of the Common Stock as reported by the OTC Bulletin Board was $2.00.

(2) Stock options granted by the board of directors as of Ma 14, 1996 under the Company's 1990 Plan having an exercise price of $1.625 per share, which options became immediately vested and exercisable from the date of grant and, as amended, expire May 14, 2004.

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

Compensation Arrangements for Current Executive Officers

     In conjunction with the CMT Merger, the Company assumed the employment agreement with Thomas J. Livelli, pursuant to which Mr. Livelli served as President and Chief Executive Officer of CMT through May 22, 2000. Mr. Livelli is currently serving under an automatic renewal provision of his employment agreement until May 22, 2001. The employment agreement provides for an annual base compensation of $135,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with the Company during the term of the employment agreement and for a period of one year thereafter.

     On May 24, 1999, the Company entered into an employment agreement with Joseph K. Pagano to serve as the President of the Company, replacing the consulting agreement that the Company had with Mr. Pagano. The agreement was for an initial term of one year. Mr. Pagano is currently serving under an automatic renewal provision in his employment agreement, which provides for one year extensions upon the expiration of each one year term if no notice is given by the Company or Mr. Pagano that such party desires not to extend the employment agreement. The employment agreement provides for an annual base compensation of $85,000. In connection with the employment agreement, the termination date of 217,000 options previously granted to Mr. Pagano under the 1990 Plan were extended an additional three years to May 24, 2004. Mr. Pagano's employment is not on a full-time basis.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company did not have a Compensation Committee of its Board of Directors during fiscal 1999. Decisions as to compensation during fiscal 1999 were made by the Company's Board of Directors. Mr. Pagano, who is an officer of the Company, and Messrs. Livelli and Malavarca, who are officers of CMT, served as members of the Board of Directors during fiscal 1999. No other executive officer of the Company served as a member of the Compensation Committee of any other entity during fiscal 1999.

Stock Plans

     The Company has two stock option plans: the 1990 Stock Option Plan (the "1990 Plan") and the 2000 Performance Equity Plan (the "2000 Plan," and with the 1990 Plan, hereinafter collectively referred to as the "Plans"). The 1990 Plan provides for grants of options to purchase up to 1,000,000 shares of Common Stock and the 2000 Plan provides for grants of options to purchase up to 2,000,000 shares of Common Stock. Under the Plans, options may be granted to employees, directors, consultants, agents and other persons deemed valuable to the Company or any of its subsidiaries. The Plans permit the Board of Directors or the Committee to issue incentive stock options ("ISOS"), as defined in
Section 422 of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("non-ISOS"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422) 10% or more of the outstanding stock of the Company or any subsidiary (a "10% Stockholder"), the exercise price may not be less than 110% of such fair market value. The exercise price of each non-ISO also may not be less than 100% of the fair market value of the Common Stock at the time of grant.

     Under the 1990 Plan, options may not be exercised prior to the first anniversary, or on or after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder) of their grant. Options may not be transferred during the lifetime of the option holder. No stock options may be granted under the 1990 Plan after May 25, 2000.

     Under the 2000 Plan, the Board of Directors may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. The Plans are administered by the Board of Directors and may be administered by a Committee chosen by the Board of Directors. Subject to the provisions of the Plans, the Board of Directors or such Committee have the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Under the 2000 Plan, no more than 200,000 shares in the aggregate may be granted to any one holder in any one calendar year.

     At December 31, 1999, options to purchase an aggregate of 384,630 shares of the Company's Common Stock were outstanding under the 1990 Plan. The 2000 Plan was not adopted by the Board of Directors until April 25, 2000. Accordingly, no options were outstanding under the 2000 Plan at December 31, 1999.

     The Company from time to time has also granted non-plan options to certain officers, employees and consultants. Non-plan options to purchase an aggregate of 308,000 shares of the Company's Common Stock were outstanding at December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of May 8, 2000, with respect to the Common Stock ownership of (i) those persons or groups known to beneficially own more than 5% of the Company's voting securities; (ii) each director of the Company; (iii) each current executive officer whose compensation exceeded $100,000 in 1999, and (iv) all current directors and executive officers of the Company as a group.

                                                            Amount and Nature                  Percent of Class
Name of Beneficial Owner                                 of Beneficial Ownership             of Voting Securities
------------------------                                 -----------------------             --------------------
Frederick A. Adler                                                 704,673(1)                       11.31%

Brett Fialkoff                                                         -0-                               *

Thomas Livelli                                                     276,000                           4.54%

Richard Malavarca                                                  180,000                           2.96%

Joseph K. Pagano                                                 1,313,950(2)                       20.87%

Samuel A. Rozzi                                                    467,525                           7.69%

Robert A. Reinhart                                                  52,500(3)                            *

D.H. Blair Investment Banking Corp.                              1,124,859(4)                       18.50%

All directors and executives officers as a                       2,994,648(5)                        46.8%
group (seven persons)


------------------------------

(*)  Less than 1%.

(1) Includes options to purchase up to 150,000 shares of the Company's Common Stock.

(2) Includes options to purchase up to 217,000 shares of the Company's Common Stock.

(3) Represents options to purchase up to 52,500 shares of the Company's Common Stock. Excludes options to purchase 12,500 shares of Common Stock which are not presently exercisable.

(4) J. Morton Davis is an investment banker and sol stockholder of D.H. Blair Investment Banking Corp. ("Blair"). The amount reported includes 8,500 shares owned by Mr. Davis' wife of which Mr. Davis disclaims beneficial ownership. The information with respect to D.H. Blair Investment Banking Corp. ("Blair") and J. Morton Davis is based upon Amendment No. 7, dated May 1, 1996, to the Schedule 13D, dated January 31, 1992, filed by such persons with the Securities and Exchange Commission. The Schedule 13D states that Blair shares voting and investment power over 1,124,859 shares, and Mr. Davis has sole voting and investment power over such 1,124,859 shares.

(5) Includes options to purchase up to an aggregate of 419,500 shares of the Company's Common Stock. Excludes options to purchase 12,500 shares of Common Stock which are not presently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1998, the Company entered into a 180-day note payable agreement with a bank for a maximum of $200,000, which note is collateralized by a $200,000 certificate of deposit as well as a personal guarantee of Joseph K. Pagano, the President and Chairman of the Board of the Company. In December 1998, the bank advanced the Company $160,000 under this agreement. The note was completely repaid during 1999.

     On May 29, 1998, the Company consummated the CMT Merger pursuant to which a wholly owned subsidiary of Prime merged with and into CMT. Under the terms of the CMT Merger, all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of the Company's Common Stock representing approximately 26.4% (after consummation of the CMT Merger) of the Company's issued and outstanding Common Stock. Of the shares issued pursuant to the CMT Merger, 393,000 and 202,500 shares of the Company's Common Stock were issued to Joseph K. Pagano, the President and Chairman of the Board of the Company, and Frederick R. Alder, a director of the Company, respectively, each of whom was a stockholder of CMT at the time of the CMT Merger.

     At the time of the CMT Merger, there were loans outstanding from CMT to six of its shareholders, in the aggregate principal amount of $500,000, as evidenced by promissory notes from CMT to each such shareholder. Messrs. Pagano and Adler were among these shareholders and, at the time of the CMT Merger, held promissory notes in the principal amounts of $218,333 and $112,500, respectively. These notes currently bear interest at a rate of 5% and mature May 1, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRIME CELLULAR, INC.



Dated:   May 24, 2000
                                 By: /s/ Robert A.  Reinhart
                                     ---------------------------------------
                                    Robert A. Reinhart, Chief Financial
                                    Officer and Principal Accounting Officer