Form 10-Q
period 2000-06-30
PRIME CELLULAR INC
filed 2000-08-15
CIK 864890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of __________________ to ________________


                         Commission file number: 0-18700

                             SENTIGEN HOLDING CORP.
              -----------------------------------------------------
             (exact name of Registrant as specified in its charter)


           Delaware                                            13-3570672
-------------------------------                           -------------------
(State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                           Identification No.)

580 Marshall Street, Phillipsburg, NJ                              08865
-------------------------------------                              -----
(Address of Principal Executive Office)                           (Zip Code)

Issuer's telephone number, including area code: (908) 387-1673


                              PRIME CELLULAR, INC.
               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal year,
                          if changed since Last Report.


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]


     As of August 10, 2000 the registrant had 6,155,700 shares outstanding of its Common Stock, $.01 par value.

================================================================================

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION...............................................  3

Item 1. Consolidated Financial Statements

          Independent Accountants' Report...................................  3

          Consolidated Balance Sheets (unaudited) at June 30, 2000
              and December 31, 1999.........................................  4

          Consolidated Statements of Operations (unaudited) for the
              three months ended June 30, 2000 and June 30, 1999............  6

          Consolidated Statements of Operations (unaudited) for the
              six months ended June 30, 2000 and June 30, 1999..............  7

          Consolidated Statements of Cash Flows (unaudited) for
              the six months ended June 30, 2000 and June 30, 1999..........  8

          Notes to Consolidated Financial Statements........................  9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................... 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......... 16

PART II. OTHER INFORMATION.................................................. 16

Item 2. Changes in Securities............................................... 16

Item 4. Submission of Matters to a Vote of Security Holders................. 16

Item 6. Exhibits and Reports on Form 8-K.................................... 16

SIGNATURES.................................................................. 17

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Sentigen Holding Corp. and Subsidiaries

We have reviewed the consolidated balance sheet of Sentigen Holding Corp. and Subsidiaries at June 30, 2000 and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 as set forth in the accompanying unaudited financial statements. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2000, we expressed an unqualified opinion on these consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

RAICH ENDE MALTER & Co., LLP
East Meadow, New York
August 8, 2000

                       SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                    (Unaudited)     December 31,
                                                   June 30, 2000        1999
                                                   -------------    ------------
Assets
  Current Assets
    Cash                                            $    86,483      $   125,954
    Investment securities                             4,972,542        5,008,533
    Accounts receivable - less allowance
        for doubtful accounts of $20,000                590,540          572,075
    Unbilled services                                   142,340          109,809
    Inventory                                           155,289          151,816
    Prepaid expenses                                     30,326           14,968
                                                    -----------      -----------
                                                      5,977,520        5,983,155
                                                    -----------      -----------
  Property, Plant and Equipment                       2,090,896        1,759,290
  Less: Accumulated depreciation                        796,349          667,659
                                                    -----------      -----------
                                                      1,294,547        1,091,631
                                                    -----------      -----------
  Other Assets

    Investment securities                               545,267          345,932
    Security deposits                                     1,000            1,000
    Deferred financing costs - net of
      accumulated amortization of $848 and
      $681 for 2000 and 1999, respectively                9,233            6,964
    License costs - net of accumulated
      amortization of $0 for 2000 and 1999              375,000             -
                                                    -----------      -----------
                                                        930,500          353,896
                                                    -----------      -----------
                                                    $ 8,202,567      $ 7,428,682
                                                    ===========      ===========

                See accompanying notes and accountants' report.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                    (Unaudited)     December 31,
                                                   June 30, 2000        1999
                                                   -------------    ------------

Liabilities and Stockholders' Equity
   Current Liabilities
       Current maturities of long-term debt       $    200,829      $    88,761
       Current maturities of stockholders loans        555,691             -
       Accounts payable and accrued expenses           327,028          315,433
       Customer deposits                               326,761          143,842
       Unearned revenue                                 96,959           54,460
                                                  ------------     ------------
                                                     1,507,268          602,496

    Non-Current Liabilities
       Long-term debt -net of current maturities       635,661          560,107
       Stockholder loans -net of current maturities       -             531,988
                                                  ------------     ------------
                                                     2,142,929        1,694,591
                                                  ------------     ------------
   Stockholders' Equity
       Common stock                                     61,537           60,787
       Additional paid-in capital                    6,278,197        5,832,704
       Accumulated (deficit)                          (280,096)        (159,400)
                                                  ------------     ------------
                                                     6,059,638        5,734,091
                                                  ------------     ------------
                                                  $  8,202,567     $  7,428,682
                                                  ============     ============


                See accompanying notes and accountants' report.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the Three Months Ended
                                               ------------------------------
                                               June 30, 2000    June 30, 1999
                                               --------------  --------------
Revenue
          Contract revenue                      $   768,466       $   448,857
          Sale of goods                             481,060           367,471
                                                -----------       -----------
                                                  1,249,526           816,328
                                                -----------       -----------
Direct Costs
          Contract revenue                          324,150           263,432
          Sale of goods                             209,187           168,936
                                                -----------       -----------
                                                    533,337           432,368
                                                -----------       -----------
Income After Direct Costs
          Contract revenue                          444,316           185,425
          Sale of goods                             271,873           198,535
                                                 ----------       -----------
                                                    716,189           383,960
                                                 ----------       -----------
Other Operating Expenses
          Contract revenue                          252,238           134,140
          Sale of goods                             125,255            80,431
          Contract revenue- research & development   16,123             5,464
          Sentigen- research & development          188,335              -
                                                 ----------       -----------
                                                    581,951           220,035
                                                 ----------       -----------
Income (Loss) from Segment Operations
          Contract revenue                          175,955            45,821
          Sale of goods                             146,618           118,104
          Sentigen                                 (188,335)             -
                                                 ----------       -----------
                                                    134,238           163,925
                                                 ----------       -----------
Corporate Activities
          Selling, general and administ. exp.      (173,705)        (157,750)
          Interest income                            65,725           60,998
          Interest expense                          (26,349)         (22,251)
                                                 -----------       ----------
                                                   (134,329)        (119,003)
                                                 -----------       ----------
Income (Loss) Before Provision for Income Taxes         (91)           44,922
Provision for Income Taxes                           22,345             (138)
                                                -----------       -----------
Net Income (Loss)                               $   (22,436)      $    45,060
                                                ===========       ===========
Basic and Diluted Net Income (Loss) Per Share   $       .00       $       .01
                                                ===========       ===========
Weighted Average Shares Outstanding - Basic       6,116,200         6,108,700
                                                ===========       ===========
                                    - Diluted     6,116,200         6,308,216
                                                ===========       ===========
                See accompanying notes and accountants' report.
                                       6

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Six Months Ended
                                               ------------------------------
                                               June 30, 2000    June 30, 1999
                                               --------------  --------------
Revenue
          Contract revenue                      $ 1,352,273       $   991,563
          Sale of goods                             841,680           686,404
                                                -----------       -----------
                                                  2,193,953         1,677,967
                                                -----------       -----------
Direct Costs
          Contract revenue                          670,724           491,967
          Sale of goods                             392,696           338,694
                                                -----------       -----------
                                                  1,063,420           830,661
                                                -----------       -----------
Income After Direct Costs
          Contract revenue                          681,549           499,596
          Sale of goods                             448,984           347,710
                                                 ----------       -----------
                                                  1,130,533           847,306
                                                 ----------       -----------
Other Operating Expenses
          Contract revenue                          475,110           282,363
          Sale of goods                             238,695           153,499
          Contract revenue- research & development   30,527            12,510
          Sentigen- research & development          222,519              -
                                                 ----------       -----------
                                                    966,851           448,372
                                                 ----------       -----------
Income (Loss) from Segment Operations
          Contract revenue                          175,912           204,723
          Sale of goods                             210,289           194,211
          Sentigen                                 (222,519)             -
                                                 ----------       -----------
                                                    163,682           398,934
                                                 ----------       -----------
Corporate Activities
          Selling, general and administ. exp.      (340,160)        (289,367)
          Interest income                           130,961          171,731
          Interest expense                          (52,834)         (84,842)
                                                 -----------       ----------
                                                   (262,033)        (202,478)
                                                 -----------       ----------
Income (Loss) Before Provision for Income Taxes     (98,351)          196,456
Provision for Income Taxes                           22,345               132
                                                -----------       -----------
Net Income (Loss)                               $  (120,696)     $    196,324
                                                ===========       ===========
Basic and Diluted Net Income (Loss) Per Share   $      (.02)     $        .03
                                                ===========       ===========
Weighted Average Shares Outstanding - Basic       6,103,700         6,108,700
                                                ===========       ===========
                                    - Diluted     6,103,700         6,300,205
                                                ===========       ===========
                See accompanying notes and accountants' report.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Six Months Ended
                                                  ------------------------------
                                                  June 30, 2000   June 30, 1999
                                                  --------------  --------------

Cash Flows from Operating Activities

   Net income (loss)                                 $ (120,696)   $   196,324
   Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                  128,921        107,630
         Accrued interest on stockholder loans           23,703         25,473
         Compensation on stock options                   71,243           -
         Changes in assets and liabilities:
            Accrued interest on investment securities   (13,641)        77,839
            Accounts receivable                         (18,465)      (329,509)
            Unbilled services                           (32,531)       (78,833)
            Inventory                                    (3,473)       (21,471)
            Prepaid expenses                            (15,358)        (8,730)
            Accounts payable and accrued expenses        11,595        314,904
            Customer deposits                           182,919         62,826
            Unearned revenue                             42,499         39,625
                                                    -----------    -----------
                                                        256,716        386,078
                                                    -----------    -----------
Cash Flows from Investing Activities

    Acquisitions of property and equipment             (331,606)      (189,562)
    Sale(purchase)of investment securities- net        (149,703)     5,000,000
    Payment of deferred finance cost                     (2,500)          -
                                                    -----------    -----------
                                                       (483,809)     4,810,438
                                                    -----------    -----------
Cash Flows from Financing Activities

    Repayments of notes payable                            -           (60,000)
    Proceeds from long term debt                        240,000           -
    Repayments of long term debt                        (52,378)       (11,335)
    Payment of collateralized investment loan              -        (5,000,000)
                                                     -----------    -----------
                                                         187,622    (5,071,335)
                                                     -----------    -----------

Net Increase (Decrease) in Cash                         (39,471)       125,181
Cash - beginning                                        125,954         84,146
                                                    -----------    -----------
Cash - end                                          $    86,483    $   209,327
                                                    ===========    ===========
Supplemental Disclosures

    Cash paid (refunded) during the year:
                  Interest                          $    30,165    $    49,032
                                                    ===========    ===========
                  Income taxes                      $    33,185    $       417
                                                    ===========    ===========
Non-cash Investing and Financing Activities:

    Common stock issued for License                 $   375,000    $      -
                                                    ===========    ===========

                See accompanying notes and accountants' report.

                       SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:  ORGANIZATION OF THE COMPANY AND NATURE OF ITS OPERATIONS


In June 2000, the Company changed its name from Prime Cellular, Inc. to Sentigen Holding Corp. The Company is comprised of three separate business segments. Cell & Molecular Technologies, Inc. has two segments that provide goods and services in the domestic biotechnology and pharmaceutical industries. The Specialty Media Division ("SM") is a manufacturer and wholesaler of cell culture media and reagents. The Molecular Cell Science Division ("MCS") provides research services to pharmaceutical companies and other molecular and cell biology research and development entities.

The Sentigen segment is engaged in scientific research regarding the mechanisms of chemo-sensations in medical conditions and agricultural pests.

NOTE 2:  UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Forms 10-K for the year ended December 31, 1999.

NOTE 3:  RECLASSIFICATION

Certain amounts from the prior periods have been restated to conform to the current presentation. These reclassifications have no effect on previously reported income periods.

NOTE 4: SEGMENT INFORMATION

The following is information pertaining to the Company's three operating segments: (1) SM, which manufactures and wholesales cell culture media and reagents, (2) MCS, which provides research services to pharmaceutical companies and other molecular and cell biology research and development entities, and (3) Sentigen which is engaged in scientific research regarding the mechanisms of chemo-sensations in medical conditions and agricultural pests.

                                                 For the Six Months Ended
                                              -------------------------------
                                              June 30, 2000    June 30, 1999
                                              --------------   --------------
Revenues:
         MCS -                                $ 1,392,244        $   991,563
         Intersegment Revenues                    (39,971)                --
                                                  --------          --------
         MCS - Contract Revenues from
             External Customers                 1,352,273            991,563
                                                ---------            -------

         SM                                       841,680            704,478
         Intersegment Revenues                         --            (18,074)
                                                  -------           ---------
         SM - Sales of goods to External
            Customers                             841,680            686,404
                                                  -------          ---------

                                              $ 2,193,953        $ 1,677,967
                                              ===========        ===========
Income (Loss) before Income Taxes:
         MCS                                    $ 175,912         $  204,723
         SM                                       210,289            194,211
         Sentigen                                (222,519)                --
                                                ----------          --------

                                                  163,682            398,934
Corporate income and expenses
   unallocated to segments                       (262,033)          (202,478)
                                                ---------           --------

                                               $  (98,351)       $   196,456
                                               ===========        ===========

                                                  For the Three Months Ended
                                              -------------------------------
                                              June 30, 2000    June 30, 1999
                                              --------------   --------------
Revenues:
         MCS -                                $   781,526       $   448,857
         Intersegment Revenues                    (13,060)               --
                                                  --------         --------
         MCS - Contract Revenues from
             External Customers                   768,466           448,857
                                                  -------           -------
         SM                                       481,060           378,530
         Intersegment Revenues                         --           (11,059)
                                                  -------          ---------
         SM - Sales of goods to External
            Customers                             481,060           367,471
                                                  -------         ---------

                                              $ 1,249,526       $   816,328
                                              ===========       ===========
Income (Loss) before Income Taxes:
         MCS                                    $ 175,955        $   45,821
         SM                                       146,618           118,104
         Sentigen                                (188,335)               --
                                                ----------         --------

                                                  134,238           163,925
Corporate income and expenses
    unallocated to segments                      (134,329)         (119,003)
                                                 ---------         ---------

                                               $      (91)       $    44,922
                                               ==========        ===========
Grants-
------

The SM division is the recipient of a NIH (National Institute of Health) Federal Phase II Grant for $757,532. The work performed under this grant covered the period July 1998 to June 2000. For the six and the three months ended June 30, 2000, the company recognized $90,786 and $31,900, respectively, in grant revenue under this grant which was offset by a like amount in cost.

The MCS division is the recipient of a NIH Federal Phase I Grant for $ 100,270. The work performed under this grant covered the period June 1999 to May
2000. For the six and the three months ended June 30, 2000, the company recognized $ 44,613 and $31,569, respectively, in grant revenue under this grant which was offset by a like amount in cost.

NOTE 5:  EARNINGS PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive.

Potential common stock was excluded from the computation for the six months ended June 30, 2000 because of their anti-dilutive effect. The following is a summary of the weighted average shares outstanding.

                                                   For the Six and the Three
                                                         Months Ended
                                                 -------------------------------
                                                 June 30, 2000    June 30, 1999
                                                --------------   --------------

         Basic                                       6,103,700        6,108,700
         Effect of dilutive options                          -          191,505
                                                     ---------        ---------
         Diluted weighted average shares
           outstanding                               6,103,700        6,300,205
                                                 =============    =============

         Anti-dilutive options                         628,159          260,000
                                                 =============    =============

                                                   For the Three Months Ended
                                                -------------------------------
                                                 June 30, 2000    June 30, 1999
                                                --------------   --------------
         Basic                                       6,116,200        6,108,700
         Effect of dilutive options                       -             199,516
                                                  ------------        ---------
         Diluted weighted average
           shares outstanding                        6,116,200        6,308,216
                                                ==============   ==============

         Anti-dilutive options                         698,627          260,000
                                                ==============  ===============


Note 6:  Formation of Sentigen Corp.

During the quarter ended March 31, 2000, the Company formed Sentigen Corp. ("Sentigen") as a wholly owned subsidiary to engage in scientific research regarding the mechanisms of chemo-sensations in medical conditions and agricultural pests. Sentigen began its planned scientific research during the quarter ended June 30, 2000. In that connection the Company has entered into the following agreements:

On March 29, 2000 Sentigen entered into a three year employment agreement with Dr. Kevin J. Lee for the position of executive vice president at $110,000 per year plus annual performance-based incentive bonuses. In addition, Mr. Lee received Options to purchase 200,000 shares of the Company's stock at $5.00 per share, vesting 25% per year and expiring on March 29, 2005.

On April 10, 2000, Sentigen entered into a license agreement with Columbia University for an exclusive worldwide right to Columbia's patent applications and other proprietary rights in this area. A minimum of $1,000,000 must be contributed by Sentigen Holding Corp. in Sentigen Corp. within one year of the date of the agreement. A minimum of $50,000 per six month period or $100,000 per annual period must be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years or the Company must be involved in active negotiations to raise $1,000,000 in additional funding. In consideration of the license, Columbia was issued 75,000 shares of the Company's stock and will receive royalties of 1% of the net sales of any licensed products or services.

On April 18, 2000 Sentigen received a commitment from Norwest Bank to borrow up to $500,000 to be repaid over five years with interest at 8.75% per annum. During the quarter ended June 30, 2000 Sentigen was advanced $ 240,000 in loan proceeds under this loan arrangement.

On May 1, 2000, Sentigen acquired a license to use laboratory space at Columbia University in New York City for two years with the option to renew for an additional two years. The license agreement calls for license fee commitments, exclusive of operating expenses, as follows:

       For the year ending June 30, 2001             $65,325
                                    2002              55,792
                                                      ------

                                    Total           $121,117
                                                    ========

Note  7:  Stock Option Plans

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

Under the Performance Equity Plan, the committee may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. The Performance Equity Plan is administered by the Board of Directors and may be administered by a committee chosen by the Board of Directors. Subject to the provisions of the Performance Equity Plan, the Board of Directors or such Committee, as applicable, have the authority to determine the individuals to whom the stock options are to be granted, the number shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by option holders upon exercise of an option may be made (as determined by the Board of Directors or the Committee) in cash, or, in certain instances, by shares of Common Stock. Upon the Performance Equity Plan, no more than 200,000 shares in the aggregate may be granted to any one holder in any one calendar year.

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

Options issued to other than employees are valued at the fair value of the consideration received or the fair value of the equity investments issued, whichever is more reliably measured.

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

Results of Operations

Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30, 1999.

Revenue for the three months ended June 30, 2000 was $1,249,526 as compared to revenue of $816,328 for the three months ended June 30, 1999. This increase of $433,198 was as a result of a $113,589 or a 31% increase in sales of goods and a $319,609 or a 71% increase in contract revenue. Sale of goods, through the SM Division, continue to grow due to the introduction of new products and addition of international distributors. Contract revenue growth, through the MCS Division, was attributable to the start up of numerous contracts which were not started during the quarter ended March 31, 2000, due to unanticipated customer delays.

Income after direct costs for the three months ended June 30, 2000 was $716,189 as compared to income after direct costs of $383,960 for the three months ended June 30, 1999. This increase in income after direct costs is the result of a $73,338 or 37% increase from the sales of goods plus a $258,891 or 140% increase from MCS. This increase in income after direct costs from the sales of goods resulted from the 31% increase in revenue plus higher margins from the new products. The MCS Division's income after direct costs for the three months ended June 30, 2000 increase was attributable to the efficient utilization of additional manpower to staff the additional contracts which were started during the three months ended June 30, 2000.

Other operating expenses for the three months ended June 30, 2000 was $581,951 as compared to $220,035 for the three months ended June 30, 1999. This $361,916 increase was a result of an administrative expansion which occurred in the second half of 1999 and continued into the quarter ended June 30, 2000, plus contract revenue research and development increased by $10,659 and Sentigen research and development cost of $188,335 were incurred during the three months ended June 30, 2000 as compared to $0 for the three months ended June 30, 1999 as Sentigen was not incorporated until February 2000.

Corporate activities of $134,329 resulted in a net expense for the three months ended June 30, 2000 as compared to net expense of $119,003 for the three months ended June 30, 1999. This $15,326 net increase in expense resulted from increased selling, general and administrative expenses mainly due to activities in connection with the start up of the Company's wholly owned subsidiary, Sentigen, Corp. Interest income increased $ 4,727 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 as well as an increase in interest expense of $ 4,098 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This resulted because the Company had approximately $285,000 in additional securities and related investments for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

Net (loss) income for the three months ended June 30, 2000 was $(22,436) or $.00 per share basic and diluted, based on weighted average common shares outstanding of 6,116,200, basic and diluted, as compared to a net income of $45,060 or $.01 per share based on 6,108,700, basic and 6,308,216, diluted weighted average shares outstanding. The decrease in net income was mainly the result of a 53% increase in revenue reduced by an increase in other operating expenses, which included Sentigen research and development, which was not present for the three month period ended June 30, 1999 as well as an increase in corporate activities and provision for taxes.

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999.

Revenue for the six months ended June 30, 2000 was $2,193,953 as compared to revenue of $1,677,967 for the six months ended June 30, 1999. This increase of $515,986 was as a result of a $155,276 or a 23% increase in sales of goods and a $360,710 or a 36% increase in contract revenue. Sale of goods, through the SM Division, continue to grow due to the introduction of new products and addition of international distributors. Contract revenue growth, through the MCS Division, was attributable to additional contracts as the division's customer base broadens.

Income after direct costs for the six months ended June 30, 2000 was $1,130,533 as compared to income after direct costs of $847,306 for the six months ended June 30, 1999. This increase in income after direct costs is the result of a $101,274 or 29% increase from the sales of goods plus a $181,953 or 36% increase from MCS. This increase in income after direct costs from the sales of goods resulted from the 23% increase in revenue plus higher margins from the new products. The MCS Division's income after direct costs for the six months ended June 30, 2000 increase was attributable to the efficient utilization of additional manpower to staff the additional contracts which were started during the six months ended June 30, 2000.

Other operating expenses for the six months ended June 30, 2000 was $966,851 as compared to $448,372 for the six months ended June 30, 1999. This $518,479 increase was a result of an administrative expansion which occurred in the second half of 1999 and continued into the six months ended June 30, 2000, plus contract revenue research & development increased by $18,017 and Sentigen research and development cost of $222,519 were incurred during the six months ended June 30, 2000 as compared to $0 for the six months ended June 30, 1999 as Sentigen was not incorporated until February 2000.

Corporate activities of $262,033 resulted in a net expense for the six months ended June 30, 2000 as compared to net expense of $202,478 for the six months ended June 30, 1999. This $59,555 net increase in expense resulted from increased selling, general and administrative expenses mainly due to activities in connection with the start up of the Company's new wholly owned subsidiary, Sentigen, Corp. Interest income decreased $ 40,770 for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 as well as an decrease in interest expense of $ 32,008 for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This resulted because the Company had approximately $4,500,000 in additional securities and a related investment loan for the first three months of 1999, which was not present during 2000. This decrease of interest income during the six months ended June 30,2000 was partially offset as a result of approximately $285,000 in additional securities and related investments for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

Net (loss) income for the six months ended June 30, 2000 was $(120,696) or $(.02) per share basic and diluted, based on weighted average common shares outstanding of 6,103,700, basic and diluted, as compared to a net income of $196,324 or $.03 per share based on 6,108,700, basic and 6,300,205, diluted weighted average shares outstanding. The decrease in net income was mainly the result of a 31% increase in revenue reduced by an increase in other operating expenses, which included $222,519 in Sentigen research and development, which was not present for the six month period ended June 30, 1999 as well as an increase in corporate activities and provision for taxes.

Liquidity and Capital Resources

At June 30, 2000, the Company had approximately $86,000 in cash and working capital of approximately $4,500,000.

Net cash provided by operating activities aggregated $256,716 and $386,078 for the six months ended June 30, 2000 and 1999, respectively. The $129,362 net decrease provided by operating activities was principally attributable to a net
(loss) for the six months ended June 30,2000 coupled with a reduction in accrued interest on investment securities and accounts payable offset by a net decrease in accounts receivable and an increase in customer deposits for the six months ended June 30, 2000 as compared to 1999.

Net cash used by investing activities aggregated $(483,809) for the six months ended June 30, 2000 as compared with net cash provided by investing activities of $4,810,438 for the six months ended June 30, 1999. This net decrease in cash provided by investing activities was primarily attributable to the $5,000,000 sale of investment securities for the six months ended June 30, 1999 as well as a net $199,125 purchase of investment securities and the purchase of $331,606 in fixed assets for the six months ended June 30, 2000.

Net cash provided by financing activities aggregated $187,622 for the six months ended June 30, 2000 as compared net cash used by financing activities of $5,071,335 for the six months ended June 30, 1999. The decrease was due primarily to the repayment of the $5,000,000 collateralized investment loan during the six months ended June 30, 1999 offset by $240,000 in proceeds from new financing for the six months ended June 30, 2000.

During the six months ended June 30, 2000, the Company financed its operations primarily through working capital plus $240,000 in new financing.

Pursuant to a License Agreement between Sentigen Corp. and Columbia University, for an exclusive worldwide right to Columbia patent applications and other proprietary rights in the area of the mechanisms of chemosentations in medical conditions and agricultural pests, a minimum of $1,000,000 must be invested by the Company by April 10, 2001. A minimum of $50,000 per sixth month period or $100,000 per annual period must be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years or the Company must be involved in active negotiations to raise $1,000,000 in additional funding. The Company has enough funds available in working capital to make the required investment if it chooses not to raise the money through debt and equity financings.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Not Applicable.



                                     PART II

                                OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

         (c) Recent Sales of Unregistered Securities

During the three months ended June 30, 2000, we made the sale of unregistered securities described below. We relied on Section 4(2) of the Securities Act of 1933 as the basis for any exemption from registration for such transaction below because such transaction did not involve a public offering.

On June 21, 2000 the Company issued to Columbia University 75,000 shares of common stock in consideration of an exclusive worldwide right to Columbia University's patent applications and other proprietary rights granted to the Company pursuant to a License Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 23, 2000. At the meeting the directors nominated for re-election, Joseph K. Pagano, Thomas Livelli, Richard Malavarca, Frederick R. Adler, Brett Fialkoff and Samuel A. Rozzi, were each re-elected with 4,390,126 shares voted in favor of their re-election.

     At the meeting, the Company's stockholders also voted upon a proposal to amend the Company's Certificate of Incorporation to change the Company's name from "Prime Cellular, Inc." to its current name "Sentigen Holding Corp." 5,300,826 shares were voted "For", 3,800 shares were voted "Against" and 774,074 shares were not voted in connection with the name change.

     The Company's Stockholders also voted to approve the 2000 Performance Equity Plan. 4,152,359 shares were voted "For", 2,000 shares were voted "Against", 600 shares "Abstained" and 1,923,741 shares were not voted in connection with the 2000 Performance Equity Plan.

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

August 14, 2000                               SENTIGEN HOLDING CORP.

                                           By: /s/ ROBERT A. REINHART
                                               ---------------------------------
                                               Robert A. Reinhart,
                                               Chief Financial Officer and
                                               Principal Accounting Officer

                                  EXHIBIT INDEX

                                                                  Incorporated
                                                                  By Reference     No. in
Exhibit Number   Description                                      from Document    Document          Page
--------------   -----------                                     -------------     --------          -----
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

10.3             Amendment to Consulting Agreement                     B           Exhibit 10.3

10.4             Agreement  and Plan of Merger,  dated as of           C           Exhibit 2.1
                 May 14,  1996,  by and among  the  Company,
                 Prime  Cellular Acquisition  Corp.,  Bern
                 Associates, Inc. and the stockholders of Bern

10.5             Registration  Rights  Agreement,  dated  June         C           Exhibit 10.1
                 10,  1996,  between Registrant and the Bern
                 Stockholders

10.6             Escrow Agreement,  dated June 10, 1996,               C           Exhibit 10.2
                 between Registrant and the Bern Stockholders

10.7             Indemnification  Agreement, dated June 10,            C           Exhibit 10.3
                 1996 between Registrant and the Bern
                 Stockholders

10.8             Form of Amendment to Merger Agreement, dated          D           Exhibit 10.9
                 June 11, 1997

10.9             Form of Settlement Agreement, dated August 28,        D           Exhibit 10.10
                 1997

                                                                  Incorporated
                                                                  By Reference      No. in
Exhibit Number   Description                                      from Document     Document           Page
--------------   -----------                                     -------------      --------           -----
10.10            Agreement and Plan of Merger, dated as of May         E           Exhibit 2
                 29, 1998, by and among the Company, CMT
                 Acquisition Corp., Cell  & Molecular
                 Technologies, Inc.  and  the  stockholders  of
                 Cell &  Molecular Technologies, Inc.

10.11            Mortgage dated February 6, 1997, with respect         F           Exhibit 10.11
                 to premises located at 580 Marshall Street,
                 Phillipsburg, NJ 08865, assumed by the Company
                 in connection with the CMT Merger

10.12            Form of  Employment  Agreement  dated May 22,         F           Exhibit 10.12
                 1997  between Cell & Molecular Technologies,
                 Inc. and Thomas Livelli

10.13            Form of Amendment to Employment Agreement             G           Exhibit 10.13
                 dated as of May 29, 1998 between Cell &
                 Molecular Technologies, Inc.  and Thomas
                 Livelli

10.14            Employment Agreement between Joseph K. Pagano         H           Exhibit 10.14
                 and the Company

10.15            Employment Agreement between Kevin Lee and            I           Exhibit 10.15
                 Sentigen Corp.

10.16            Option Agreement between the Company and Kevin        I           Exhibit 10.16
                 Lee

21               List of Subsidiaries                                  H           Exhibit 21

27.1             Financial Data Schedule                               --              --            Filed
                                                                                                     Herewith
99               Risk Factors                                          H           Exhibit 99


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

I.   Company's Report on Form 10-Q for the quarter ended March 31, 2000.