Form 10-Q
period 2000-09-30
SENTIGEN HOLDING CORP
filed 2000-11-13
CIK 864890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                               Yes [X]    No [_]


     As of November 7, 2000 the registrant had 6,156,500 shares outstanding of its Common Stock, $.01 par value.

================================================================================

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

                                                                            ----
PART I. FINANCIAL INFORMATION...............................................  3

Item 1. Consolidated Financial Statements

       Independent Accountants' Report .....................................  3

       Consolidated Balance Sheets (unaudited) at September 30, 2000 and December 31, 1999............................................  4

          Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2000 and September 30, 1999 ..........  6

       Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2000 and September 30, 1999 .................  7

       Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and September 30, 1999..................  8

       Notes to Consolidated Financial Statements...........................  9

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......... 16

PART II. OTHER INFORMATION.................................................. 16

Item 2. Changes in Securities............................................... 16

Item 6. Exhibits and Reports on Form 8-K.................................... 17

SIGNATURES.................................................................. 18

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Sentigen Holding Corp. and Subsidiaries

We have reviewed the consolidated balance sheet of Sentigen Holding Corp. and Subsidiaries at September 30, 2000 and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 as set forth in the accompanying unaudited financial statements. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 for them to be in conformity with generally accepted accounting principles.

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

RAICH ENDE MALTER & Co., LLP
East Meadow, New York
November 3, 2000

                       SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                         (Unaudited)
                                            September 30, 2000 December 31, 1999
                                            ------------------ -----------------
Assets
  Current Assets

    Cash                                            $    63,791      $   125,954
    Investment securities                             5,371,093        5,008,533
    Accounts receivable - less allowance
        for doubtful accounts of $20,000                588,310          572,075
    Unbilled services                                   162,645          109,809
    Inventory                                           173,136          151,816
    Prepaid expenses                                     38,533           14,968
                                                    -----------      -----------
                                                      6,397,508        5,983,155
                                                    -----------      -----------
  Property, Plant and Equipment                       2,152,242        1,759,290
  Less: Accumulated depreciation                        865,133          667,659
                                                    -----------      -----------
                                                      1,287,109        1,091,631
                                                    -----------      -----------
  Other Assets

    Investment securities                               202,483          345,932
    Security deposits                                     1,000            1,000
    Deferred financing costs - net of
      accumulated amortization of $1,082 and
      $681 for 2000 and 1999, respectively                9,499            6,964
    License costs - net of accumulated
      amortization of $5,514 for 2000                   369,486              -
                                                    -----------      -----------
                                                        582,468          353,896
                                                    -----------      -----------
                                                    $ 8,267,085      $ 7,428,682
                                                    ===========      ===========

See accompanying notes and accountants' report.
                                       4

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                        (Unaudited)
                                            September 30, 2000 December 31, 1999
                                            ------------------ -----------------

Liabilities and Stockholders' Equity
   Current Liabilities

       Current maturities of long-term debt       $    134,100      $   88,761
       Current maturities of stockholders loans        567,935             -
       Accounts payable and accrued expenses           484,358         315,433
       Customer deposits                               242,857         143,842
       Unearned revenue                                 69,446          54,460
                                                  ------------      ----------
                                                     1,538,696         602,496

    Non-Current Liabilities

       Long-term debt -net of current maturities       661,415         560,107
       Stockholder loans -net of current maturities       -            531,988
                                                  ------------      ----------
                                                     2,200,111       1,694,591
                                                  ------------      ----------
   Stockholders' Equity

       Common stock                                     61,557          60,787
       Additional paid-in capital                    6,351,420       5,832,704
       Accumulated (deficit)                          (346,003)       (159,400)
                                                  ------------       ----------
                                                     6,066,974        5,734,091
                                                  ------------       ----------
                                                  $  8,267,085       $7,428,682
                                                  ============       ==========


           See accompanying notes and accountants' report.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the Three Months Ended
                                               ------------------------------
                                                September 30,    September 30,
                                                    2000             1999
                                               --------------  --------------
Revenue
          Contract revenue                      $   819,995       $   720,008
          Sale of goods                             398,159           397,458
                                                -----------       -----------
                                                  1,218,154         1,117,466
                                                -----------       -----------
Direct Costs
          Contract revenue                          302,359           289,085
          Sale of goods                             198,970           197,710
                                                -----------       -----------
                                                    501,329           486,795
                                                -----------       -----------
Income After Direct Costs
          Contract revenue                          517,636           430,923
          Sale of goods                             199,189           199,748
                                                 ----------       -----------
                                                    716,825           630,671
                                                 ----------       -----------
Other Operating Expenses
          Contract revenue                          243,255           171,536
          Sale of goods                             115,071            94,728
          Contract revenue- research &
              development                            28,952             5,367
          Sentigen- research & development          228,301                -
                                                 ----------       -----------
                                                    615,579           271,631
                                                 ----------       -----------
Income (Loss) from Segment Operations
          Contract revenue                          245,429           254,020
          Sale of goods                              84,118           105,020
          Sentigen                                 (228,301)             -
                                                 ----------       -----------
                                                    101,246           359,040
                                                 ----------       -----------
Corporate Activities
          Selling, general and administ. exp.      (182,962)        (126,041)
          Interest income                            67,485           60,537
          Interest expense                          (26,231)         (23,414)
                                                 -----------       ----------
                                                   (141,708)         (88,918)
                                                 -----------       ----------
Income (Loss) Before Provision for Income Taxes     (40,462)         270,122
Provision for Income Taxes                           25,445              523
                                                -----------       -----------
Net Income (Loss)                               $   (65,907)      $  269,599
                                                ===========       ===========
Basic and Diluted Net Income (Loss) Per Share   $      (.01)      $      .04
                                                ===========       ===========
Weighted Average Shares Outstanding - Basic       6,154,700         6,108,700
                                                ===========       ===========
                                    - Diluted     6,154,700         6,563,830
                                                ===========       ===========

                 See accompanying notes and accountants' report.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                   For the Nine Months Ended
                                                 ------------------------------
                                                 September 30,    September 30,
                                                      2000           1999
                                                 --------------  --------------
Revenue
          Contract revenue                        $ 2,172,268       $ 1,711,571
          Sale of goods                             1,239,839         1,083,862
                                                  -----------       -----------
                                                    3,412,107         2,795,433
                                                  -----------       -----------
Direct Costs
          Contract revenue                            973,083           781,052
          Sale of goods                               591,666           536,404
                                                  -----------       -----------
                                                    1,564,749         1,317,456
                                                  -----------       -----------
Income After Direct Costs
          Contract revenue                          1,199,185           930,519
          Sale of goods                               648,173           547,458
                                                   ----------       -----------
                                                    1,847,358         1,477,977
                                                   ----------       -----------
Other Operating Expenses
          Contract revenue                            718,365           453,899
          Sale of goods                               353,766           248,227
          Contract revenue- research & development     59,479            17,877
          Sentigen- research & development            450,820                -
                                                   ----------       -----------
                                                    1,582,430           720,003
                                                   ----------       -----------
Income (Loss) from Segment Operations
          Contract revenue                            421,341           458,743
          Sale of goods                               294,407           299,231
          Sentigen                                   (450,820)               -
                                                   ----------       -----------
                                                      264,928           757,974
                                                   ----------       -----------
Corporate Activities
          Selling, general and administ. exp.        (523,122)         (415,408)
          Interest income                             198,446           232,268
          Interest expense                            (79,065)         (108,256)
                                                   -----------       ----------
                                                     (403,741)         (291,396)
                                                   -----------       ----------
Income (Loss) Before Provision for Income Taxes      (138,813)          466,578
Provision for Income Taxes                             47,790               655
                                                  -----------       -----------
Net Income (Loss)                               $    (186,603)      $   465,923
                                                =============       ===========
Net Income (Loss) Per Share- Basic              $        (.03)     $        .08
                                                =============       ===========
                           - Diluted            $        (.03)     $        .07
                                                =============       ===========

Weighted Average Shares Outstanding - Basic         6,116,700         6,108,700
                                                =============       ===========
                                    - Diluted       6,116,700         6,403,736
                                                  ===========       ===========

                 See accompanying notes and accountants' report.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                    For the Nine Months Ended
                                                  ------------------------------
                                                   September 30,  September 30,
                                                      2000             1999
                                                  --------------  --------------
Cash Flows from Operating Activities
   Net income (loss)                                 $ (186,603)       465,923
   Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                  203,453        166,973
         Accrued interest on stockholder loans           35,947         37,352
         Compensation on stock options                  142,486             -
         Changes in assets and liabilities:
            Accrued interest on investment securities   (69,408)        24,307
            Accounts receivable                         (16,235)      (336,729)
            Unbilled services                           (52,836)       (76,013)
            Inventory                                   (21,320)       (45,453)
            Prepaid expenses                            (23,565)       (12,511)
            Accounts payable and accrued expenses       168,925        (61,510)
            Customer deposits                           139,015        (26,049)
            Unearned revenue                             14,986         23,878
                                                    -----------    -----------
                                                        334,845        160,168
                                                    -----------    -----------
Cash Flows from Investing Activities
    Acquisitions of property and equipment             (392,952)      (244,024)
    Sale of investment securities                             -      5,000,000
    Purchase of investment securities                  (149,703)      (340,707)
    Redemption of certificate of deposit                      -        200,000
    Payment of deferred finance cost                     (3,000)            -
                                                    -----------    -----------
                                                       (545,655)     4,615,269
                                                    -----------    -----------
Cash Flows from Financing Activities
    Repayments of notes payable                               -       (160,000)
    Proceeds from long term debt                        240,000        350,000
    Repayments of long term debt                        (93,353)       (30,748)
    Payment of collateralized investment loan                 -     (5,000,000)
    Issuance of common stock                              2,000              -
                                                     -----------    -----------
                                                        148,647     (4,840,748)
                                                     -----------    -----------

Net Increase (Decrease) in Cash                         (62,163)       (65,311)
Cash - beginning                                        125,954         84,146
                                                    -----------    -----------
Cash - end                                          $    63,791    $    18,835
                                                    ===========    ===========
Supplemental Disclosures
   Cash paid (refunded) during the year:
                  Interest                          $    49,232    $    70,904
                                                    ===========    ===========
                  Income taxes                      $    50,185    $       988
                                                    ===========    ===========
Non-cash Investing and Financing Activities:
    Common stock issued for License                 $   375,000    $        -
                                                    ===========    ===========
           See accompanying notes and accountants' report.

                       SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  ORGANIZATION OF THE COMPANY AND NATURE OF ITS OPERATIONS

In June 2000, the Company changed its name from Prime Cellular, Inc. to Sentigen Holding Corp. The Company is comprised of three separate business segments. Cell & Molecular Technologies, Inc. has two segments that provide goods and services in the domestic biotechnology and pharmaceutical industries. The Specialty Media Division ("SM") is a manufacturer and wholesaler of cell culture media and reagents. The Molecular Cell Science Division ("MCS") provides contract research and development services to pharmaceutical companies and other molecular and cell biology research and development entities.

The Sentigen segment is engaged in scientific research to develop environmentally sound approaches to prevent insect crop damage and the spread of human diseases by impacting insect behavior.

NOTE 2:  UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Forms 10-K for the year ended December 31, 1999.

NOTE 3:  RECLASSIFICATION

Certain amounts from the prior periods have been restated to conform to the current presentation. These reclassifications have no effect on previously reported income periods.

NOTE 4: SEGMENT INFORMATION

The following is information pertaining to the Company's three operating segments: (1) SM, which manufactures and wholesales cell culture media and reagents, (2) MCS, which provides contract research and development services to pharmaceutical companies and other molecular and cell biology research and development entities, and (3) Sentigen which is engaged in scientific research to develop environmentally sound approaches to prevent insect crop damage and the spread of human disease by impacting insect behavior.

                                                    For the Nine Months Ended
                                                   ----------------------------
                                                   September 30,   September 30,
                                                        2000            1999
                                                   --------------   -----------
Revenues:
         MCS -                                       $ 2,250,438    $ 1,739,076
         Intersegment Revenues                           (78,170)       (27,505)
                                                         --------    ----------
         MCS - Contract Revenues from External
               Customers                               2,172,268      1,711,571
                                                       ---------      ---------
         SM                                            1,239,839      1,101,936
         Intersegment Revenues                                --        (18,074)
                                                       ---------      ---------

         SM - Sales of goods to External Customers     1,239,839      1,083,862
                                                       ---------      ---------
                                                     $ 3,412,107    $ 2,795,433
                                                     ===========    ===========

Income (Loss) before Income Taxes:
         MCS                                         $   421,341    $  458,743
         SM                                              294,407       299,231
         Sentigen                                       (450,820)          --
                                                     -----------      --------

                                                         264,928       757,974
Corporate income and expenses unallocated to
        segments                                        (403,741)     (291,396)
                                                     -----------     ---------
                                                    $   (138,813)   $  466,578
                                                    =============   ===========

                                                    For the Three Months Ended
                                                   ----------------------------
                                                   September 30,  September 30,
                                                        2000          1999
                                                   ------------- --------------
Revenues:
    MCS -                                           $   858,194    $   747,513
    Intersegment Revenues                               (38,199)       (27,505)
                                                       --------     ----------
    MCS - Contract Revenues from External Customers     819,995        720,008
                                                        -------        -------
    SM                                                  398,159        397,458
    Intersegment Revenues                                    --             --
                                                        -------       --------

    SM - Sales of goods to External Customers           398,159        397,458
                                                        -------      ---------
                                                    $ 1,218,154    $ 1,117,466
                                                    ===========    ===========
Income (Loss) before Income Taxes:
    MCS                                             $   245,429     $  254,020
    SM                                                   84,118        105,020
    Sentigen                                           (228,301)            --
                                                     ----------     ----------

                                                        101,246        359,040
Corporate income and expenses unallocated to
    segments                                           (141,708)       (88,918)
                                                      ---------      ---------
                                                   $    (40,462)    $  270,122
                                                     ===========    ===========

Grants-
------

The SM division is the recipient of a NIH (National Institute of Health) Federal Phase II Grant for $757,532. The work performed under this grant covered the period July 1998 to August 2001. For the nine and the three months ended

September 30, 2000, the company recognized $135,888 and $45,102, respectively, in grant revenue under this grant which was offset by a like amount in cost.

The MCS division is the recipient of a NIH Federal Phase I Grant for $100,270. The work performed under this grant covered the period June 1999 to May 2000. The Company is currently in the process of receiving additional time to complete the work covered by the grant. For the nine and the three months ended September 30, 2000, the company recognized $44,613 and $0, respectively, in grant revenue under this grant which was offset by a like amount in cost.

NOTE 5:  EARNINGS PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive.

Potential common stock was excluded from the computation for the nine and three months ended September 30, 2000 because of their anti-dilutive effect. The following is a summary of the weighted average shares outstanding.

                                                      For the Nine Months Ended
                                                   ----------------------------
                                                   September 30,   September 30,
                                                       2000               1999
                                                   --------------  ------------

       Basic                                          6,116,700    6,108,700
       Effect of dilutive options                             -      295,036
                                                      ---------    ---------
       Diluted weighted average shares outstanding    6,116,700    6,403,736
                                                    ===========   ==========

       Anti-dilutive options                            623,453            -
                                                    ===========   ============



                                                      For the Three Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2000            1999
                                                   --------------  -------------

       Basic                                         6,154,700     6,108,700
       Effect of dilutive options                            -       455,130
                                                    ----------     ---------
       Diluted weighted average shares outstanding   6,154,700     6,563,830
                                                    ==========     =========

       Anti-dilutive options                           632,637             -
                                                    ==========     ==========


Note 6:  Formation of Sentigen Corp.

During the quarter ended March 31, 2000, the Company formed Sentigen Corp. ("Sentigen") as a wholly owned subsidiary to engage in scientific research to develop environmentally sound approaches to prevent insect crop damage and the spread of human diseases by impacting insect behavior. Sentigen began its planned scientific research during the quarter ended June 30, 2000. In that connection the Company has entered into the following agreements:

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

On April 18, 2000 Sentigen received a commitment from Norwest Bank to borrow up to $500,000 to be repaid over five years with interest at 8.75% per annum. During the quarter ended June 30, 2000 Sentigen was advanced $240,000 in loan proceeds under this loan arrangement.

On May 1, 2000, Sentigen acquired a license to use laboratory space at Columbia University in New York City for two years with the option to renew for an additional two years. The license agreement calls for license fee commitments, exclusive of operating expenses, as follows:

For the year ending September 30, 2001                    $65,813
                                  2002                     39,054
                                                           ------
                                  Total                  $104,867
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

Under the Performance Equity Plan, the committee may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. The Performance Equity Plan is administered by the Board of Directors and may be administered by a committee chosen by the Board of Directors. Subject to the provisions of the Performance Equity Plan, the Board of Directors or such Committee, as applicable, have the authority to determine the individuals to whom the stock options are to be granted, the number shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by option holders upon exercise of an option may be made (as determined by the Board of Directors or the Committee) in cash, or, in certain instances, by shares of Common Stock. No more than 200,000 shares in the aggregate may be granted to any one holder in any one calendar year under the Performance Equtiy Plan.

On January 3, 2000 (the "Grant Date"), the Company granted options to certain key employees of the Company, pursuant to the Company's 1990 Stock Option Plan, to purchase up to an aggregate of 22,850 shares of the Company's Common Stock, at an exercise price of $1.81. Such options vest and become exercisable in five equal annual installments, commencing on the one (1) year anniversary of the Grant Date.

On March 29, 2000 (the "Grant Date"), the Company granted to certain other individuals, options, pursuant to the Company's 2000 Performance Equity Plan, to purchase up to an aggregate of 495,000 shares of the Company's Common Stock, at an exercise price of $5.00. Such options vest and become exercisable in four equal annual installments, commencing on the Grant date.

Options issued to other than employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

On August 8, 2000 (the "Grant Date"), the Company granted options to an individual, pursuant to the Company's 2000 Performance Equity Plan, to purchase up to an aggregate of 30,000 shares of the Company's Common Stock, at an exercise price of $6.00 per share. Such options vest and become exercisable in four equal annual installments, commencing on the one (1) year anniversary of the Grant Date.

On September 15, 2000 (the "Grant Date"), the Company granted options to an individual, pursuant to the Company's 2000 Performance Equity Plan, to purchase up to an aggregate of 200,000 shares of the Company's Common Stock, at an exercise price of $9.00 per share. Such options vest and become exercisable in five equal annual installments, commencing on the one (1) year anniversary of the Grant Date.

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

Results of Operations

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999.

Revenue for the three months ended September 30, 2000 was $1,218,154 as compared to revenue of $1,117,466 for the three months ended September 30, 1999. This increase of $100,688 was as a result of a $701 or a 0% increase in sales of goods and a $99,987 or a 14% increase in contract revenue. Sale of goods, through the SM Division, slowed during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 as major customer orders were received late in September 2000, but were not shipped and invoiced until October 2000. Contract revenue growth, through the MCS Division, was attributable to the continuation of numerous contracts which were started during the quarter ended June 30, 2000, as well as additional contracts resulting from the efforts of the VP of Sales & Marketing who joined the Company during the quarter ended June 30, 2000.

Income after direct costs for the three months ended September 30, 2000 was $716,825 as compared to income after direct costs of $630,671 for the three months ended September 30, 1999. This increase in income after direct costs is the result of a $86,713 or 20% increase from MCS. The increase in MCS Division's income after direct costs for the three months ended September 30, 2000 was attributable to the efficient utilization of manpower to staff the additional contracts during the three months ended September 30, 2000.

Other operating expenses for the three months ended September 30, 2000 was $615,579 as compared to $271,631 for the three months ended September 30, 1999. This $343,948 increase was a result of increased advertising and sales efforts for the three months ended September 30, 2000, including the addition in May 2000 of a VP of Sales & Marketing plus additional administrative expansion which was not present in 1999 as the expansion started in the second half of 1999. Additionally, contract revenue research and development increased by $23,585 and Sentigen research and development costs of $228,301 were incurred during the three months ended September 30, 2000 as compared to $0 for the three months ended September 30, 1999 as Sentigen was not incorporated until February 2000.

Corporate activities of $141,708 resulted in a net expense for the three months ended September 30, 2000 as compared to net expense of $88,918 for the three months ended September 30, 1999. This $52,790 net increase in expense resulted from increased selling, general and administrative expenses mainly due to activities in connection with the start up of the Company's wholly owned subsidiary, Sentigen, Corp. Interest income increased $6,948 for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 as well as an increase in interest expense of $2,817 for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The interest income increase resulted because the Company had approximately $150,000 in additional securities and related investments for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

Net (loss) income for the three months ended September 30, 2000 was $(65,907) or $(.01) per share basic and diluted, based on weighted average common shares outstanding of 6,154,700, basic and diluted, as compared to a net income of $269,599 or $.04 per share based on 6,108,700, basic and 6,563,830, diluted weighted average common shares outstanding. The decrease in net income was mainly the result of a 9% increase in revenue reduced by an increase in other operating expenses, which included Sentigen research and development, which was not present for the three month period ended September 30, 1999 as well as an increase in corporate activities and provision for taxes.

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999.

Revenue for the nine months ended September 30, 2000 was $3,412,107 as compared to revenue of $2,795,433 for the nine months ended September 30, 1999. This increase of $616,674 was as a result of a $155,977 or a 14% increase in sales of goods and a $460,697 or a 27% increase in contract revenue. Sale of goods, through the SM Division, continue to grow due to the introduction of new products and addition of international distributors. Contract revenue growth, through the MCS Division, was attributable to additional contracts as the division's customer base broadens as well as the efforts of the VP of Sales & Marketing who joined the Company during the quarter ended June 30, 2000.

Income after direct costs for the nine months ended September 30, 2000 was $1,847,358 as compared to income after direct costs of $1,477,977 for the nine months ended September 30, 1999. This increase in income after direct costs is the result of a $100,715 or 18% increase from the sales of goods plus a $268,666 or 29% increase from MCS. This increase in income after direct costs from the sales of goods resulted from the 14% increase in revenue plus higher margins from the new products. The increase in MCS Division's income after direct costs for the nine months ended September 30, 2000 was attributable to the efficient utilization of additional manpower to staff the additional contracts which were started during the nine months ended September 30, 2000.

Other operating expenses for the nine months ended September 30, 2000 was $1,582,430 as compared to $720,003 for the nine months ended September 30, 1999. This $862,427 increase was a result of an administrative expansion which occurred in the second half of 1999 and continued into the six months ended June 30, 2000. Additionally, contract revenue research & development increased by $41,602 and Sentigen research and development costs of $450,820 were incurred during the nine months ended September 30, 2000 as compared to $0 for the nine months ended September 30, 1999 as Sentigen was not incorporated until February 2000.

Corporate activities of $403,741 resulted in a net expense for the nine months ended September 30, 2000 as compared to net expense of $291,396 for the nine months ended September 30, 1999. This $112,345 net increase in expense resulted from increased selling, general and administrative expenses mainly due to activities in connection with the start up of the Company's new wholly owned subsidiary, Sentigen, Corp. Interest income decreased $33,822 for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 as well as an decrease in interest expense of $29,191 for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This resulted because the Company had approximately $4,500,000 in additional securities and a related investment loan for the first three months of 1999, which was not present during 2000. This decrease of interest income during the nine months ended September 30,2000 was partially offset as a result of approximately $150,000 in additional securities and related investments for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

Net (loss) income for the nine months ended September 30, 2000 was $(186,603) or $(.03) per share basic and diluted, based on weighted average common shares outstanding of 6,116,700, basic and diluted, as compared to a net income of $465,923 or $.08 basic and $.07 diluted, per share based on 6,108,700, basic and 6,403,736, diluted weighted average common shares outstanding. The decrease in net income was mainly the result of a 22% increase in revenue reduced by an increase in other operating expenses, which included $450,820 in Sentigen research and development, which was not present for the nine month period ended September 30, 1999 as well as an increase in corporate activities and provision for taxes.

Liquidity and Capital Resources

At September 30, 2000, the Company had approximately $64,000 in cash and working capital of approximately $4,860,000.

Net cash provided by operating activities aggregated $334,845 and $160,168 for the nine months ended September 30, 2000 and 1999, respectively. The $174,677 net increase provided by operating activities was principally attributable to a net decrease in accounts receivable and an increase in customer deposits and accounts payable reduced by a net (loss) for the nine months ended September 30,2000 as compared to net income for the nine months ended September 30, 1999.

Net cash used by investing activities aggregated $(545,655) for the nine months ended September 30, 2000 as compared with net cash provided by investing activities of $4,615,269 for the nine months ended September 30, 1999. This net decrease in cash provided by investing activities was primarily attributable to the $5,000,000 sale of investment securities for the nine months ended September 30, 1999 as well as a net $149,703 purchase of investment securities and the purchase of $392,952 in fixed assets for the nine months ended September 30, 2000.

Net cash provided by financing activities aggregated $148,647 for the nine months ended September 30, 2000 as compared net cash used by financing activities of $4,840,748 for the nine months ended September 30, 1999. The decrease was due primarily to the repayment of the $5,000,000 collateralized investment loan during the nine months ended September 30, 1999 offset by a net $110,000 in proceeds from new financing for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

During the nine months ended September 30, 2000, the Company financed its operations primarily through working capital plus $240,000 in new financing.

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

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         (c) Recent Sales of Unregistered Securities

On August 8, 2000 (the "Grant Date"), the Company granted options to an individual, pursuant to the Company's 2000 Performance Equity Plan, to purchase up to an aggregate of 30,000 shares of the Company's Common Stock, at an exercise price of $6.00 per share. Such options vest and become exercisable in four equal annual installments, commencing on the one (1) year anniversary of the Grant Date. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration for this private transaction.

On September 15, 2000 (the "Grant Date"), the Company granted options to another individual, pursuant to the Company's 2000 Performance Equity Plan, to purchase an aggregate of 200,000 shares of the Company's Common Stock, at an exercise price of $9.00 per share. Such options vest and become exercisable in five equal annual installments, commencing on the one (1) year anniversary of the Grant Date. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration for this private transaction.

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

November 10, 2000                               SENTIGEN HOLDING CORP.

                                           By: /s/ ROBERT A. REINHART
                                               ---------------------------------
                                               Robert A. Reinhart,
                                               Chief Financial Officer and
                                               Principal Accounting Officer

39756.2


                                  EXHIBIT INDEX

                                                     Incorporated
Exhibit                                              By Reference    No. in
Number  Description                                  from Document   Document           Page
------  -----------                                  -------------  ---------           ----
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

J.   Company's Report on Form 10-Q for the quarter ended June 30, 2000.