Form 10-K
period 2000-12-31
SENTIGEN HOLDING CORP
filed 2001-04-02
CIK 864890

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             ------------------------------------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_________to_____________

                         Commission file number: 0-18700


                             SENTIGEN HOLDING CORP.
                         (formerly Prime Cellular, Inc.)
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                            9995                  13-3570672
-------------------------------  ----------------------------- ----------------
(State or Other Jurisdiction of  (Primary Standard Industrial  (I.R.S. Employer
Incorporation or Organization)    Classification Code Number)  Identification
                                                                  Number)


                               580 Marshall Street
                         Phillipsburg, New Jersey 08865
                                 (908) 387-1673

-------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

Securities registered pursuant to
        Section 12(b) of the Act:     None
Securities registered pursuant to
        Section 12(g) of the Act:     Common stock, par value $0.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 26, 2001 (based upon the closing sale price on such date as reported by the OTC Bulletin Board) was approximately $20,899,002.

As of March 26, 2001, 7,046,674 shares of the registrant's Common Stock, par value $.01 per share were outstanding.

Documents Incorporated By Reference: None

                                     PART I

ITEM 1.  BUSINESS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained herein which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of our Company. These risks and uncertainties include, but are not limited to, risks associated with our Company's future growth and operating results; the ability of our Company to successfully integrate newly acquired business operations and personnel into its operations; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws and changes in such laws and the administration of such laws; risks associated with government grants and funding of our Company's customers' projects; dependence on certain significant customers; protection of trademarks and other proprietary rights, technological change; competitive factors; unfavorable general economic conditions. These risks are included in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in this Form 10-K. Actual results may vary significantly from such forward-looking statements. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.


Generally about us

         We are a holding company conducting business through our two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. (CMT) and Sentigen Corp. CMT is comprised of a contract research organization that provides contract research and development (R&D) services, and a research products organization that provides cell culture media and reagents and other research products to companies engaged in the drug discovery process. Sentigen Corp. is involved in scientific research to develop environmentally sound approaches to prevent insect crop damage and the spread of human diseases by impacting insect behavior.

         We were incorporated under the laws of the State of Delaware in May 1990 and, after having engaged in the acquisition and operation of different business entities subsequent to our initial public offering in August 1990, we commenced our current business operations when we acquired CMT by a reverse merger in May 1998. CMT was incorporated on May 6, 1997 to acquire all of the outstanding stock in each of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Sentigen Corp. was formed on February 16, 2000. We changed our name to Sentigen Holding Corp. on June 23, 2000. Our ticker symbol on the OTCBB also changed from PCEL to SGHL in June 2000.

         In November 2000, we consummated a private offering in which we sold 863,834 shares of our common stock, at $6.00 per share, for aggregate gross proceeds of $5,183,004.

         We maintain our principal executive offices and our laboratory, manufacturing and office/warehouse facilities at 580 Marshall Street, Phillipsburg, New Jersey 08865. We also maintain a laboratory at 3960 Broadway, New York, New York 10032 and at 418 Industrial Drive, North Wales, Pennsylvania 19454. We also maintain administrative offices at 434 East Cooper Street, Aspen, Colorado 81611.

Cell & Molecular Technologies, Inc.

         CMT is a Contract Research Organization (CRO) specializing in: supporting the drug discovery process, including: High Throughput Screening
(HTS) applications; contract research services; and the development, production and marketing of specialty cell culture media. Through its scientific staff, technology focus and specialty medium, CMT increases the efficiency of the drug discovery process of pharmaceutical, biotechnology, and biomedical research organizations and optimizes their investment in new technologies and chemistry.

         The majority of CMT's customers are engaged in target identification, target validation, and target screening as steps in the drug discovery process. The proliferation of new targets and technologies to this process has shifted the resource priorities and research strategies of the entire drug discovery industry. This industry is also facing patent expirations, more stringent drug approval standards, and thinning product pipelines. As a result of these factors, the race for new targets, compounds and drug candidates has dramatically intensified. This new landscape has increased the demand for research talent, laboratory capacity, creative experimental design and tailored products. Collaboration with CMT gives these companies access to the talent, capacity, creativity, products and services they need to accelerate their drug discovery programs, optimize their technology investments and gain competitive advantage in the new drug discovery landscape. CMT operates through two divisions -- Molecular Cell Science and Specialty Media.

     Molecular Cell Science Division (MCS)

     CMT provides R&D services to the life sciences research and drug discovery communities. CMT utilizes cost and time effective approaches in the delivery of its services which results in a high level of customer service. CMT provides resources in:

o        HTS applications and assay development,
o        molecular and cellular biology,
o        protein bio-chemistry,
o        bio-processing, and
o        mouse genetics.

     CMT's services are performed on a fee-for-service, fixed contract basis that provides for payments after specific research milestones are achieved. Research milestones are developed pursuant to the specific research goals of the customer. We do not receive residual or royalty payments for future discoveries or uses involving the materials or services provided to our customers.

     CMT's proposals are based on collaborative discussions between the customer's research staff and CMT's scientific staff. These discussions lead to detailed, milestone-based research proposals that are capable of being periodically modified based on the data collected during each research milestone. CMT's dynamic, data-driven approach augments and complements the customer's own research and development efforts in a cost- and time-effective manner.

     Collaboration with CMT gives customers access to scientific talent and laboratory capacity. Access to additional scientists and laboratory capacity augments our customer's implementation of new drug discovery technologies and methodologies. CMT designs and performs its services to meet a customers specified research goals and quality standards. The following is a brief overview of the aforementioned services:

     HTS applications and assay development. New drug discovery methods and technology investment is most evident in the advent of HTS. HTS utilizes sophisticated automation and robotics to screen large quantities of cells or proteins very rapidly. Through HTS the drug discovery community is able to rapidly screen, identify and develop potential drug candidates for a large number of targets.

     CMT provides whole cells, sub-cellular fractions, and purified proteins for HTS and secondary assays. These cells and reagents are tested against the customers specified, stringent quality control standards to assure performance and reproducibility. The cells and reagents are delivered in the customer-prescribed format (bulk, multi-well plates, multiple aliquots, etc.).

Customers receive cells or reagents on a regularly scheduled basis (daily, weekly) and in a format (96 well, 384 well plates) required for the customer's HTS assays. CMT's services ease the strain on the client's internal resources and enable customer's screening facilities and equipment to maintain maximum efficiency and usage times.

     CMT's resources in molecular biology, gene cloning and expression, cell culture, and cell line development, enables it to provide customers with a multidisciplinary approach to their drug discovery needs. CMT can transfer this technology back to its customers, or contract with the customer to perform the assay at CMT's own facilities. CMT's services also includes the design, establishment, and execution of quality control standards for the new assay system.

     Molecular and cellular biology. We offer an array of services to help clone, isolate and characterize genes from viral, prokaryotic or eukaryotic organisms. CMT's services include: construction of custom cDNA libraries; single cell cDNA libraries; genomic DNA libraries; size selected, normalized, subtracted libraries and other custom gene libraries. In addition, CMT provides expertise in molecular cloning and related functions. CMT's custom services in this area allow our customers to specify the vector and cell or tissue source.

     Protein bio-chemistry. The drug discovery community demands ever increasing amounts and numbers of recombinant proteins for their HTS programs, as well as, biochemical and biophysical studies. CMT meets this demand through the production and purification of recombinant proteins from genetically-engineered hosts. CMT offers expression of recombinant proteins in: Escherichia coli; Yeast; Mammalian Cells; Insect Cells and Baculovirus. CMT also performs Expression Optimization Studies and Scale-up Process Development.

     Bio-processing. CMT possesses multifaceted cell culture and fermentation capabilities and expertise, enabling it to produce whole cells, cellular fractions or biological molecules for research and assay purposes. CMT has developed bioprocessing techniques and processes to move research cell lines to the manufacturing floor. Incorporating cell banking through upstream and downstream process development CMT delivers a well-characterized process. Using its flexible cell culture facility, we prepare reagents derived from a broad range of host cell types (including whole cells, cellular fractions, or purified biomolecule proteins) properly formatted for further characterization or for use in screening assays.

     CMT's facilities give it both adherent (flasks, roller bottles, cell factories) and suspension (spinners, bioreactors) culture capabilities as well as bioreactor capacity to 150 liters, fractionation and purification capabilities. Its facilities are well-equipped with a dynamic loop process water system (including ultrafiltration, carbon adsorption, multiple rounds of ion exchange, and double distillation), warm/cold rooms, laminar-flow hoods, centrifuges and cell cryopreservation and storage.

     Mouse genetics. The advent of transgenic mouse technology has allowed researchers to study the impact of gene deletions, mutations, and additions in a whole-animal system whose genetics are well understood and can be easily manipulated. Based on this premise, CMT engineers mouse models of human diseases for use in the identification and validation of potential drug candidates. CMT is able to construct sophisticated gene deletion and gene insertion models that can be used to study normal and abnormal gene functions by altering or mutating a specific gene in the mouse. CMT offers quality-tested and proven embryonic stem cells (supplied by our Specialty Media division) from several strains of mice, including 129, C57BL6, and DBA1, as well as mitomycin-C treated mouse embryo fibroblast feeder cells. CMT's animals are housed in a barrier facility under specific pathogen free (SPF) conditions.

     Specialty Media Division (SM)

     CMT develops, manufactures, and markets high quality research products including:

o    Media and reagents for the culture of Mouse Embryos
o    Murine Embryonic Stem (ES) cells and Reagents
o    Reagents for gene transfer and expression
o    Standard and custom formulated cell culture media

     CMT also identifies and develops custom research products and reagents in response to customer feedback and as a result of our MCS services. CMT manufactures and distributes the aforementioned products in the following research areas:

     Mouse Embryo Media. The genetic manipulation of early stage mouse embryos allows research scientists to develop animal models for disease states for the purpose of elucidating the function of genes which have similarities to human functions. CMT manufactures media and reagents that support the growth of mouse embryos. In addition to "standard" formulations, CMT has developed novel media formulations working in collaboration with Harvard University under NIH funded grants. While mouse embryo media have been traditionally manufactured as liquids, CMT developed a powder format greatly extending the media's shelf life and opening the possibility for overseas shipment and distribution. CMT has derived several unique Murine ES cell lines, as well as providing media and reagents qualified for the manipulation of ES Cells.

     Unique Products for General Cell Cultures. A significant portion of the division's sales revenue is derived from several unique products. Cell culture freezing media enables researchers to cryogenically archive important cell lines for future use. CMT's line of enzyme free cell dissociation solutions allows researchers to remove cells from the vessels on which they are grown while retaining the functionality of the proteins on their surface. This enables the cells to be used in assays which rely on cell surface receptors. CMT also markets a kit containing all of the reagents necessary to introduce foreign genes into cells, genetically altering the cell line. CMT directly markets these products and they are also sold by other companies under private label.

     Custom Media Manufacture. Researchers demand varying components and amounts of the nutrient broths in which cells are grown. CMT produces custom formulations, with a minimum volume of only 2 liters. CMT has the ability to formulate complex media in a timely fashion and in low volumes. CMT believes that this low minimum volume ability has enabled it to enter a niche not otherwise occupied by the several larger companies advertising such custom capabilities.


Sentigen Corp.

         Sentigen is engaged in research to develop innovative, environmentally sound approaches to prevent insect crop damage and the spread of human disease by impacting insect behavior. Sentigen intends to provide a safe and effective alternative to pesticides without contaminating the environment or genetically modifying insects or crops, through its novel Aromatic Control (TM) process. Sentigen believes its process will enable identification of bioactive compounds that allow for specificity and effectiveness in insect control.

         Sentigen intends to biologically pinpoint insect receptors that control the sense of smell, the primary sense that drives insect behavior. Insects rely on this sense to locate food, human and animal hosts, and mates. This sense is highly adapted among different insects, and will enable Sentigen to develop wholly natural pest management solutions that selectively target detrimental insect species.

         Sentigen intends to first develop its Aromatic Control (TM) process for insects that affect the agricultural industry, as present methods, including pesticides and genetically modified foods, are becoming increasingly ineffective and controversial. Over the past decade, pesticides and genetically modified foods have been placed under intense scrutiny due to concerns over their adverse effects upon the environment and human health. Governments are increasingly regulating and prohibiting pesticides and genetically modified foods and public opposition has led to a significant increase in the market for organic foods.

         Sentigen also expects to develop a suite of products for the control of insects that affect human health. Recent outbreaks of mosquito-borne diseases, including West Nile encephalitis and dengue fever in the United States, as well as the appearance of pesticide-resistant disease carrying insects throughout the world have highlighted the need for safer and more effective insect control strategies in residential areas. Biting insects are also dependent on smell to locate human and animal prey, and Sentigen intends to utilize its Aromatic Control (TM) technology to develop environmentally friendly and novel approaches to combat the threat posed by these pests.

         Sentigen has an exclusive licensing agreement with The Trustees of Columbia University in the City of New York for worldwide rights to patent applications and intellectual property in the areas of chemosensation and olfaction. Columbia University is at the forefront of research in this field, and the license covers technologies arising from the initial discovery of vertebrate olfactory receptors and pheromone receptors and the identification of the first insect odorant receptors in the laboratory of Dr. Richard Axel at Columbia University. Sentigen also entered into a consulting agreement with Dr. Richard Axel, to become the chairman of Sentigen's Scientific Advisory Board. The other members of the Scientific Advisory Board are Cornelia Bargmann, PhD, a professor at the University of California, San Francisco and an Investigator for the Howard Hughes Medical Institute, Dr. Gerald M. Edelman, Director of The Neurosciences Institute, President of Neurosciences Research Foundation, Chairman of the Department of Neurobiology and Professor at The Scripps Research Institute. Leslie Voshall, PhD, an Assistant Professor and Head of Laboratory at the Rockefeller University, and Wendell Roelofs, The Liberty Hyde Bailey Professor of Insect Biochemistry at Cornell University's New York State Agricultural Experiment Station.


Customers

         Cell and Molecular Technologies, Inc.

         CMT provides its products and services to: manufacturers in the biotechnology and pharmaceutical industries; hospitals; universities and other research institutions engaged in the drug discovery process.

         Molecular Cell Science. For the years ended December 31, 2000 and 1999, Merck & Co., Inc. accounted for approximately 35% of our total annual revenues. For the year ended December 31, 2000, Merck & Co. accounted for approximately 35% of our total receivables. For the year ended December 31, 1999, Merck & Co. and Meyer Pharmaceuticals LLP accounted for approximately 39% and 13% respectively of our total receivables. We believe that these customers will continue to account for a significant portion of our revenues in the 2001 and 2002 fiscal years. We cannot assure you, however, that these customers will continue to generate significant revenues and the loss of these, or any other significant customers could have a material adverse effect on our business.

         Specialty Media. For the years ended December 31, 2000 and 1999, there were no customers that accounted for more than 10% of our total annual revenue.

         Sentigen Corp.

         Sentigen Corp. was formed in February 2000 to develop innovative, environmentally sound approaches to prevent insect crop damage and the spread of human diseases by impacting insect behavior. Sentigen Corp. has not generated any revenues to date, and as a result has not had any customers whose revenue accounted for more than 10% of our total annual revenue. We believe that Sentigen Corp. will have customers that generate such revenue in the future. We cannot assure you; however, that this will actually occur, and if obtained, that these customers will generate continuing significant revenue streams in the future.

Sales and Marketing

         Our sales and marketing efforts to date are focused on CMT. We anticipate a separate sales and marketing function will be needed to develop the business of Sentigen Corp.

         Cell and Molecular Technologies, Inc.

         Molecular Cell Science. The MCS division has focused on providing basic and pre-clinical contract research and development. Given the rapid development of molecular biology techniques and the pace of innovation, we believe that the drug discovery community is now focusing on HTS as opposed to more basic screening methodologies. We also believe that there is an increasing trend among companies in the drug discovery community to outsource segments of the HTS process as well as other segments of the drug discovery process that occur after primary HTS is completed. Such outsourcing is due to a variety of factors including:

o the economies of scale necessary to maintain an efficient and effective HTS program and remain competitive in the industry
o the reduced "in-house" staffs resulting from corporate down-sizing and investments in automation and robotics
o the expense and risk inherent in conducting segments of this process internally
o the expanded capabilities and flexibility offered by third party research companies without the associated overhead

         The pattern for outsourcing among the drug discovery community has been to expand from pre-and post-approval activities, including clinical trial management, manufacturing, quality control and packaging, toward research and development. At the front end of the development process, drug discovery based on rapid-throughput synthesis and screening technologies is typically effected by very large companies. On the other end, smaller technology companies tend to provide access to "enabling" technologies that facilitate the process of target identification and lead compound synthesis and identification. MCS intends to address the perceived opportunity for a combination of these high-throughput discovery technologies and the relatively mature market for pre- and post-approval services. Because of the broad, multi-disciplinary range of customer needs during this phase of research and development, we believe that MCS' synthesis of multiple biologically based capabilities makes it well positioned in the industry. We believe that, through rapid growth by expanding state-of-the-art facilities, recruiting world class scientists, and developing and acquiring new technologies, MCS can benefit from the growing contract research market.

         Specialty Media. SM has directed its products to specialized aspects of the cell culture market. SM believes that, while the overall available revenue from this area is less than other areas of the market, the potential margins are greater. Moreover, in serving these areas, Specialty Media has built up significant customer loyalty and name recognition, despite relatively minimal marketing activities. Specialty Media's sales efforts are coordinated by its Chief Operating Officer, whose duties include oversight of production and development, direct sales and distributor arrangements. We also utilize the services of PGC Scientifics and VWR Scientific, national distributors of research products, which are responsible primarily for sales to customers not serviced regularly by management.

         Sentigen Corp.

         Sentigen Corp. is engaged in research to develop innovative, environmentally sound approaches to prevent insect crop damage and the spread of human disease by impacting insect behavior. Sentigen Corp. intends to provide a safe and effective alternative to pesticides without contaminating the environment or genetically modifying insects or crops, through its novel Aromatic Control(TM)process. For the year ended December 31, 2000, Sentigen Corp. has been focused on research and development and as a result has not conducted any sales and marketing activities.

Manufacturing, Suppliers and Inventory

         The manufacturing, order fulfillment and shipping functions for the Specialty Media division are accomplished at the Phillipsburg facility. The raw materials used in the manufacturing process are purchased from a variety of third-party suppliers. CMT maintains adequate inventory at the Phillipsburg facility to support its direct sales needs.

         We believe that Molecular Cell Science has numerous alternative sources of supplies with respect to all critical components used in its collaborative research process.


Competition

         Cell and Molecular Technologies, Inc.

         Generally, CMT competes with a combination of national and regional companies ranging from large companies engaging in contract R&D or reagent services to companies specializing in one particular aspect of R&D or media production. Some of these companies have captured a significant, and in certain cases controlling, share of the research products and the transgenic mouse outsourcing markets. Many competitors have achieved significant national, regional and local brand name and product recognition. These competitors also engage in frequent and extensive advertising and promotional programs, both generally and in response to efforts by other competitors entering the market or existing competitors introducing new products. Many of these companies have substantially greater financial, technical, marketing, personnel and other resources than CMT.

         We believe that entry barriers to these markets are significant, involving the high costs of specialized scientific equipment, the need to recruit highly trained professional scientific staff with industrial and academic experience, and the ability to offer a wide range of services and expertise. The ability to compete successfully in the industry is affected by these and other factors, including without limitation price of services, ease of use, reliability, customer support, geographic coverage and industrial and general economic trends. In addition, R&D services involve customers dependent upon government grants and other institutional funding.

         We believe that CMT can compete effectively based on its ability to provide its customers with both (i) Contract R&D Services for early stage/pre-clinical R&D in the pharmaceutical and biotechnology industries and
(ii) the preparation of reagents for cell culture, molecular biology, and mouse genetics in the international academic and industrial research markets. The Company believes that, although there are a number of large competitors that have substantially greater resources than CMT, such competitors have well established businesses in only one of these areas. Available contract research services have for the most part focused on delivering routine technology at low cost. These services have flourished because by maximizing the load on their equipment and labor resources, they can reduce the customer's in-house cost. Such economies of scale are achieved at a cost to the customer who remains for the most part responsible for defining protocol and overseeing its implementation to insure that the results are useable to the customer's in-house projects. In contrast, CMT offers, in addition to the full range of R&D services, complete experimental design and consultation throughout the performance of its services.

         Molecular Cell Science. CMT believes that the Contract R&D business can be divided into four markets, consisting of the (i) low end R&D, (ii) specialty R&D, (iii) high end R&D and (iv) technology platform R&D, as follows:

         (i) Low End R&D. Services performed in this market are characterized by low margins and strong competition and are technical and mechanical in nature. These services tend not to lead to higher end, more complex projects. This market is comprised of small local vendors, some of which have grown to cover larger markets. CMT offers services in this area, including those offered by its competitors, usually as a part of a larger customer engagement.

         (ii) Specialty R&D. Services performed in this market tend to be technically and/or target focused. These services can lead to new and more complex projects and have the opportunity to grow significantly in scope. The identification, validation and supply of HTS targets is a rapidly growing segment of the Contract R&D business as illustrated by a significant increase in both inquiries and revenue in this area. We believe that CMT is well positioned to participate in this market due to its breadth of technical expertise and its experience with existing HTS clients. CMT intends to expand its staff and facilities to maintain a strong competitive position in this area.

         (iii) High End R&D. Services performed in this market tend to be high margin, highly skilled technical and mechanical matters, requiring significant intellectual input and problem solving and access to well recognized academics. These services often require the development of new high end technologies and lead to more complex projects. Such projects can be used as a launch pad for developing proprietary technologies. We believe that CMT is well positioned to participate in this market, offering expert research services, consultation at all stages of the project and problem solving abilities

         (iv) Technology Platform R&D. This market is comprised of companies which have based their business on performing drug screening and/or licensing their proprietary technology to companies for their in-house screening programs. These relationships are generally associated with significant licensing costs and downstream royalties. The application and/or licensing of such proprietary technology platforms involve large contracts and is highly competitive. Competition arises from the development of alternative and competing technologies designed to yield results ever more quickly and inexpensively. CMT is active in this market as well, developing novel technology platforms through research performed for its own account, licensing arrangements as well as through collaborative small business research grants. CMT's proprietary technologies are principally focused on the rapid identification, expression and characterization of genes and proteins for use in the screening and discovery of potential drug candidates in the biotechnology and pharmaceutical industries. CMT is expanding this effort to include the engineering of cells and cell based reagents to facilitate their use with existing and emerging drug discovery platforms.

         Specialty Media Division. We believe that the SM market is dominated by a few very large companies with a number of minor participants. Historically, the revenue producers in the Specialty Media market have been a limited number (fewer than 20) of manufacturers of public-domain media formulations (mostly developed in the 1960's) and the Fetal Bovine Serum (FBS) which has been used to supplement media. CMT believes that mostly price-based competition exists in this area.

         Sentigen Corp.

         Sentigen Corp. is engaged in research to develop innovative, environmentally sound approaches to prevent insect crop damage and the spread of human disease by impacting insect behavior. Sentigen Corp. intends to provide a safe and effective alternative to pesticides without contaminating the environment or genetically modifying insects or crops, through its novel Aromatic Control (TM) process. We believe Sentigen Corp.'s process will enable identification of bioactive compounds that allow for specificity and effectiveness in insect control.

         Sentigen Corp. has not yet developed an actual product or generated any revenues. The Company's future competitive position depends on its ability to develop a product that will be more economically feasible and at the same time more effective than the elements of a traditional integrated pest management strategy. While we believe that the Sentigen Corp. approach is unique and provides a new technological solution which resolves environmental and public health issues; pesticide manufacturers, genetic engineers and introductory biologically based solution companies are still considered competitors of our solution.

         Pesticide Manufacturers. In order to alleviate growing negative public opinion, many pharmaceutical and chemical companies have spun off pesticide divisions, and are publicly proposing to manufacture "greener" products. At this point, however, the research and development budget of pesticide companies remains primarily focused on their core business of pesticides.

         Genetic Engineers. Genetically modified varieties of corn, cotton and potatoes are currently grown that produce their own insecticide. In the mid 1990s, many farmers switched to these "super-seeds," allowing genetically altered corn and soybeans to enter into the worldwide marketplace quietly. Recently, various sicknesses and health problems have been caused by the use of these seeds. As a result, this solution has become increasingly controversial.

         Biologically Based Solutions. Biologically based solutions, such as pheromone mating disruption, represent considerably safer alternatives to pesticides and genetically modified foods. However, these technologies have been risky and difficult to produce.

Government Regulation

         We are subject to many laws and governmental regulations and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

         Environmental Regulation. Our operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. CMT operates a manufacturing facility and Sentigen Corp. operates a laboratory facility. Although we believe that these facilities are in substantial compliance with all applicable material environmental laws, it is possible that there are material environmental liabilities of which we are unaware. If the costs of compliance with the various existing or future environmental laws and regulations, including any penalties which may be assessed for failure to obtain necessary permits, exceed our budgets for those items, our business could be adversely affected. In addition, liability to third parties could have a material adverse effect on our business.

         Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. Furthermore, certain business operations of CMT also involve shipping hazardous waste off-site for disposal. As a result, we could be subject to liability under these statutes. Furthermore, we cannot assure you that we or our subsidiaries will not be subject to liability relating to manufacturing facilities owned or operated by us currently or in the past.

         Permits. In connections with its business operations, CMT has obtained permits from the New Jersey Department of Environmental Protection as both a hazardous waste and medical waste generator. CMT believes that its compliance with these regulations, however, is on a voluntary basis inasmuch as its operations produce insufficient levels of chemical waste. We further believe that none of its medical waste is deemed infectious. In addition, CMT has obtained a permit from the Nuclear Regulatory Commission for the use of radioisotopes in connection with its research functions.

         Other Regulations. In addition to the foregoing, we may be subject to various other federal, state and local regulatory and licensing requirements as the same are promulgated from time to time by the Environmental Protection Agency, Food and Drug Administration, Nuclear Regulatory Commission, the New Jersey Department of Environmental Protection and other federal, state and local regulatory agencies. Failure on our part to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We have made, and will continue to make, capital and other expenditures necessary to monitor and to comply with any applicable regulations. For the year ended December 31, 2000, we did not have to make any material expenditures with respect to such matters.

Trademarks, Proprietary Information and Patents

         We utilize certain proprietary information in connection with the provision of our services and the manufacture and sale of our products, including processes and formulas with respect to cell and embryo culture media and reagents, and gene expression systems that we believe are proprietary to us. We rely on customary principles of "work-for-hire" as well as technical measures to establish and protect the ideas, concepts, and documentation of our proprietary technology and know-how and, in certain instances, have entered into non-disclosure agreements with our employees. Such methods, however, may not afford complete protection, and we cannot assure you that third parties will not independently develop such know how or obtain access to our know-how, ideas, concepts, and documentation. Although we believe that our technology has been developed independently and does not infringe on the proprietary rights of others, we cannot assure you that the technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. In the case of infringement, we would, under certain circumstances, be required to modify our products or obtain a license. We cannot assure you that we will have the financial or other resources necessary to successfully defend a patent infringement or other proprietary rights infringement action or that we could modify our products or obtain a license if we were required to do so. Failure to do any of the foregoing could have a material adverse effect on our business. If our products or technologies are deemed to infringe upon the rights of others, we could be liable for damages, which could have a material adverse effect on us.

         Cell & Molecular Technologies

         During 1999, CMT was awarded a trademark, EmbryoMax(R), by the United States Patent and Trademark Office with respect to one of its products. The EmbryoMax(R) trademark pertains to Specialty Media's mouse embryo culture media and reagents offered by Specialty Media to support the generation of transgenic mice.


         Sentigen Corp.

         Sentigen Corp. entered into an exclusive licensing agreement with Columbia University in the City of New York for worldwide rights to patent applications and intellectual property in the areas of chemosensation and olfaction.

Product Liability

         As a manufacturer of certain products, we may be exposed to product liability claims by consumers. We have obtained product liability insurance coverage in the aggregate amount of $2 million ($1 million per occurrence), and an umbrella policy that provides a $10 million coverage (per occurrence or in the aggregate). Although we believe that this amount of insurance is sufficient, we cannot assure you that it will provide coverage for any claim against us or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against us, unavailability or insufficiency of insurance coverage could have a material adverse effect on our operations. Moreover, any adverse publicity arising from claims made against us, even if such claims were not successful, could adversely affect the reputation and sales of our products and services.


Employees

         As of December 31, 2000, We had thirty-one (31) full-time and five (5) part-time employees. Of such employees: four (4) are executive employees; two
(2) are engaged in customer support; twelve (12) (including 2 part-time employees) are engaged in contract research and development; five (5) (including 1 part-time employee) are engaged in media production; five (5) (including 1 part-time employee) are engaged in research and development activities; one (1) is engaged in sales and marketing; two (2) (including 1 part-time employee) are engaged in warehousing, shipping and receiving; and five (5) are engaged in accounting and administration.

         We also retained the services of a management consultant on a full time basis at a fee of $500 per week plus expenses incurred by the consultant on behalf of our Company.

         We entered into consulting agreements with our Scientific Advisory Board. Members of our Scientific Advisory Board are not considered employees of our Company.

         None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.


History of Sentigen Holding Corp.

         We were incorporated under the laws of the State of Delaware in May 1990 under the name Prime Cellular, Inc. to provide management services, including business planning, marketing, engineering, design and construction consulting services, to rural service area cellular telephone licensees. However, preferences of owners of construction permits and the deterioration in general economic conditions subsequent to Prime's initial public offering in early August 1990 negatively impacted Prime's business plan and Prime soon determined that it was prudent for it to explore other uses for Prime's funds.

         Prime initially analyzed potential investments in debt and equity instruments of entities involved in either the cellular or related industries and subsequently expanded its search to include entities involved in non-cellular operations.

         On June 11, 1996, a wholly-owned subsidiary of Prime consummated a merger (Bern Merger) with Bern Associates, Inc. (Bern) pursuant to that certain Merger Agreement, dated May 14, 1996 (Bern Agreement), by and among Prime, its subsidiary, Bern and all of the stockholders of Bern. Bern's business consisted principally of designing, installing, maintaining, servicing and supporting computer systems to enable regional telephone companies to provide Internet access to their subscribers as well as developing Internet related software. Bern offered its customers an integrated Internet access solution comprised of off-the-shelf computer hardware and accessories, systems integration, billing software and twenty-four hour subscriber support. Bern also provided network management services to regional telephone companies already offering Internet access. After the Bern Merger, Prime's subsidiary changed its name to "Bern Communications, Inc." (Bern Communications). The Merger was accounted for as a reverse acquisition whereby Bern Communications was treated as the acquirer for financial reporting purposes. From June 11, 1996 until November 30, 1997, Bern Communications was the sole operating entity of Prime.

         On August 28, 1997, Prime entered into a settlement with former stockholders of Bern (Bern Stockholders) for alleged breaches of certain representations and warranties made by the Bern Stockholders with respect to the Bern Merger as well as for on-going disputes concerning the operations and direction of the business of Bern Communications. Pursuant to the settlement, Prime (i) purchased all of the shares of common stock in Prime held by the Bern Stockholders as a result of the Prime Merger, at a purchase price of $.50 per share (the market price on the date of such purchase), aggregating 676,937 shares of common stock for an aggregate amount of $338,469, (ii) transferred to certain Bern Stockholders all right and title to the intellectual property rights with respect to the computer software program WEBSITENOW and certain computer hardware used in the development of such software program. In exchange, such Bern Stockholders signed a general release and, to the extent applicable, confirmed their prior resignations as officers and/or directors of the Company and/or Bern Communications as well as terminated their respective options to purchase the Company's Common Stock. All shares acquired by the Company pursuant to the settlement were canceled, effective as of August 28, 1997.

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

         On May 29, 1998, a newly formed wholly-owned subsidiary of Prime acquired, by merger, CMT. Pursuant to the Merger Agreement, dated May 29, 1998, the subsidiary was merged into CMT and all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of Common Stock, par value $.01 per share, of Prime (CMT Merger), representing approximately 26.4% (after consummation of the CMT Merger) of Prime's issued and outstanding Common Stock. The CMT Merger was accounted for as a reverse acquisition whereby CMT was treated as the acquirer for financial reporting purposes. In connection with the CMT Merger, the Company changed its fiscal year end from May 31, to December 31, which year end corresponds with the fiscal year end for CMT.

         On December 22, 1998, each of Prime Cellular of Florida, Inc. and Bern Communications, Inc., as wholly-owned subsidiaries of Prime no longer conducting business, merged with and into Prime pursuant to a short-form affiliate merger.

         Sentigen Corp. was formed by Prime in February of 2000. Prime changed its name to Sentigen Holding Corp. on June 23, 2000, at which time our ticker symbol changed to SGHL.

         In November 2000, we consummated a private offering in which we sold 863,834 shares of our common stock, at $6.00 per share, for aggregate gross proceeds of $5,183,004.


ITEM 2.  PROPERTIES

         Since June 1998, our executive offices have been located at 580 Marshall Street, Phillipsburg, New Jersey 08865 (the Phillipsburg facility). The Phillipsburg facility consists of approximately 6,651 square feet of laboratory, manufacturing and office/warehouse space. The property is owned by our wholly-owned subsidiary, CMT. The Phillipsburg facility was acquired in connection with the CMT Merger subject to a mortgage and note, dated February 10, 1997, in the aggregate principal amount of $287,600. As of December 31, 2000, the balance due under the note is $266,846. We also lease approximately 750 square feet of administrative office space at 445 Marshall Street, Phillipsburg, New Jersey 08865. Our rental expense for the administrative office space for the year ended December 31, 2000 was $12,000.

         We conduct Sentigen Corp.'s research and development activities from a leased facility totaling approximately 2,000 square feet at 3960 Broadway, New York, New York 10032. Our rental expense for the space was $38,391 for the year ended December 31, 2000. The lease expires in April 2002, but contains extension options through May 2003.

         We also lease approximately 980 square feet of administrative office space at 434 East Cooper Street, Aspen, Colorado 81611. Our rental expense for this property was $32,929 for the year ended December 31, 2000. Our lease expires in April 2001 and we are currently negotiating a new two-year extension.

         On March 22, 2001, CMT signed a three-year lease for approximately 3,000 square feet of laboratory space at 418 Industrial Drive, North Wales, PA 19454. This space is to accommodate growth opportunities for CMT's HTS applications and assay development services. Rental expense on this property is $1,500 per month.

         We routinely evaluate our facilities for adequacy in light of our plans for growth in various geographic markets. Our plans may require us to lease additional facilities in the future. We are currently evaluating the economic and competitive feasibility of expanding CMT's operating facilities. We are currently in negotiations to lease an additional 6,500 square feet in Phillipsburg, NJ.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Our Company's Common Stock is traded on the OTC Bulletin Board under the symbol SGHL. The following table sets forth the high and low bid prices for the common stock as reported on the OTC Bulletin Board for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. Our stock symbol changed from PCEL to SGHL in June 2000.

                Period                        High ($)       Low ($)
                -------                       --------       -------

            Fiscal 2000

                 Fourth quarter             $  10.5000      $  6.0000
                 Third quarter                  7.2500         4.2500
                 Second quarter                 6.2500         2.2500
                 First quarter                  6.3750         1.6250


            Fiscal 1999

                 Fourth quarter              $  2.1250      $  0.7500
                 Third quarter                  2.8750         1.5000
                 Second quarter                 2.2500         0.8750
                 First quarter                  0.8750         0.8750

         On March 26, 2001, the average of the bid and ask prices for our common stock was $6.31, as reported by the OTC Bulletin Board. As of March 26, 2001, there were 7,046,674 shares of common stock outstanding. We believe that there are in excess of 300 beneficial owners of our common stock, whose shares are held of record or in street name.


Dividend Policy

         To date, we have not declared or paid any cash dividends on our Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, our capital requirements and financial condition and other relevant factors. We currently intend to retain all earnings, if any, to finance our continued growth and the development of our business. We do not expect to declare or pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Shares

          During the year ended December 31, 2000, we made the following sales of unregistered securities

                                                                                                        If Option, Warrant
                                                   Consideration Received and                             or Convertible
                                                   Description of Underwriting      Exemption from      Security, Terms of
                    Title of       Number          or Other Discounts to Market      Registration           Exercise or
  Date of Sale      Security       Sold            Price Afforded to Purchasers         Claimed             Conversion
  -------------    ---------       -----          -----------------------------     --------------      ------------------
      1/3/00          (1)         22,850        Options granted under 1990               4(2)        Exercisable for 10 years
                                                Stock Plan; no cash consideration                    from date of grant with
                                                received by us until exercise.                       vesting from 1-5 years
                                                                                                     at an exercise price of
                                                                                                     $1.81 per share.


     3/29/00          (1)        495,000        Options granted under the 2000           4(2)        Exercisable for 5 years
                                                Performance Equity Plan, no cash                     from date of grant with
                                                consideration received by us until                   vesting from 0-3 years
                                                exercise.                                            at an exercise price of
                                                                                                     $5.00 per share.

     6/21/00          (2)         75,000        Common stock issued in                   4(2)        Not applicable.
                                                connection with an exclusive
                                                license agreement.

      8/8/00          (1)         30,000        Options granted under the 2000           4(2)        Exercisable for 10 years
                                                Performance Equity Plan, no cash                     from date of grant with
                                                consideration received by us until                   vesting from 0-3 years
                                                exercise.                                            at an exercise price of
                                                                                                     $6.00 per share.

     9/15/00          (1)         66,000        Options granted under the 2000           4(2)        Exercisable for 5 years
                                                Performance Equity Plan, no cash                     from date of grant with
                                                consideration received by us until                   vesting from 1-4 years
                                                exercise.                                            at an exercise price of
                                                                                                     $9.00 per share.

     9/15/00          (1)        134,000        Options granted under the 2000           4(2)        Exercisable for 10 years
                                                Performance Equity Plan, no cash                     from date of grant with
                                                consideration received by us                         vesting from 1-4 years
                                                until exercise.                                      at an exercise price of
                                                                                                     $9.00 per share.

     11/21/00         (2)        863,834        Common stock issued pursuant to          4(2)        Not applicable.
                                                a private placement consummated
                                                on November 21, 2000.  The
                                                common stock was issued at $6.00
                                                per share.  We received gross
                                                proceeds of $5,183,004.





                                                                                                        If Option, Warrant
                                                   Consideration Received and                             or Convertible
                                                   Description of Underwriting      Exemption from      Security, Terms of
                    Type of        Number          or Other Discounts to Market      Registration           Exercise or
  Date of Sale      Security        Sold           Price Afforded to Purchasers         Claimed             Conversion
  -------------    ---------       -----          -----------------------------    ----------------     ------------------

     11/21/00         (3)          44,810      Warrants issued in connection with        4(2)       Exercisable for 5 years
                                               our private placement.  No cash                      from date of grant at an
                                               consideration received by us until                   exercise price of $6.00
                                               exercise.                                            per share.

     12/20/00         (1)          50,000      Options granted under the 2000            4(2)       Exercisable for 10 years
                                               Performance Equity Plan, no cash                     from date of grant with
                                               Consideration received by us until                   vesting from 1-5 years
                                               exercise.                                            at an exercise price of
                                                                                                    $6.25 per share.

     12/20/00         (1)          50,000       Options granted under the 2000           4(2)       Exercisable for 5 years
                                                Performance Equity Plan, no cash                    from date of grant with
                                                consideration received by us until                  vesting from 0-4 years
                                                exercise.                                           at an exercise price of
                                                                                                    $6.25 per share.

     12/20/00         (1)           7,000       Options granted under the 2000           4(2)       Exercisable for 5 years
                                                Performance Equity Plan, no cash                    from date of grant with
                                                consideration received by us until                  vesting fully upon grant
                                                exercise.                                           at an exercise price of
                                                                                                    $6.25 per share.

(1)      Options to purchase common stock issued to employees or consultants
(2)      Common stock
(3)      Warrants to purchase common stock

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data at and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 has been derived from our audited financial statements for each of the years. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Report.

                                                  Fiscal Year Ended December 31,
                                                  ------------------------------
                               2000            1999           1998            1997            1996
                               -----           -----          -----           -----           ----
 Income Statement Data:

 Total revenues           $4,729,503      $3,916,581      $2,127,233     $2,180,190      $1,471,221
                          ----------      ----------      ----------     ----------      ----------

 Net income (loss)        $ (126,715)     $  641,114      $ (698,674)    $ (209,621)     $  (62,617)
                          ----------       ----------      ----------     ----------      ----------

 Basic earnings
    per common share      $   (0.02)      $     0.11      $    (0.16)    $    (0.17)     $    (0.07)
                          ----------       ----------      ----------     ----------      ----------

 Diluted earnings
    per common share      $   (0.02)      $     0.10      $    (0.16)    $    (0.17)     $    (0.07)
                          ----------       ----------      ----------     ----------      ----------

 Balance Sheet Data:

 Total assets           $13,419,909       $7,428,682     $11,825,683     $2,028,457      $  706,964
                         ----------       ----------      ----------     ----------      ----------

 Long - Term Debt       $   635,001       $1,092,095     $   826,024     $  748,738      $    3,872
                         ----------       ----------      ----------     ----------      ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

         Revenue for the year ended December 31, 2000 was $4,729,503 as compared to $3,916,581 for the year ended December 31, 1999. This $812,922 or 21% increase in revenues was the result of a $620,318 or 26% increase in contract revenue and a $192,604 or 13% increase in sales of goods.

         The increase in contract revenue is due to three factors: (i) a more effective sales and marketing program resulting from the addition of our business development director (ii) our contract R&D services offered in molecular biology, protein bio-chemistry, bio-processing and mouse genetics are transitioning from smaller, shorter-term projects to larger, long-term research partnerships which carry higher contract values and (iii) more aggressive HTS programs with extended screening times which require more of our HTS applications and technology development services.

         The increase in sales of goods was the result of three factors: (i) a more effective sales and marketing program, (ii) increased business from companies private labeling our media and (iii) an increased use of our ES lines.

         Income after direct costs for the year ended December 31, 2000 was $2,651,575 or a 56% margin, as compared to $2,124,638 or a 54% margin for the year ended December 31, 1999. The increase in margins was due to a more efficient utilization of facilities and headcount during the year and a shift towards higher margin contract R&D relationships.

         Research and development costs increased from $9,713 for the year ended December 31, 1999 to $689,303 for the year ended December 31, 2000. This increase was due to the research activities of Sentigen Corp. which was not in existence in 1999. Included in our research costs are the stock-based compensation costs of our Scientific Advisory Board which totaled $213,729 for the year ended December 31, 2000.

         Other operating expenses increased from $1,091,421 for the year ended December 31, 1999 to $1,497,641 for the year ended December 31, 2000. This increase of $406,220 or 37% was due to higher wages and increased sales and marketing expenses.

         Corporate activities resulted in net expense of $505,634 for the year ended December 31, 2000 as compared to a net expense of $382,390 for the year ended December 31, 1999. The increase of $123,244 or 35% is the result of increased gross wages and legal costs during the year.

         As a result of the foregoing, net income declined from $641,114 for the year ended December 31, 1999 to a net loss of $126,715 for the year ended December 31, 2000.


Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

         Revenue for the year ended December 31, 1999 was $3,916,581 as compared to $2,127,233 for the year ended December 31, 1998. This 84% or $1,789,348 increase in revenue was a result of a $313,281 or 26% increase in sales of goods, plus by a $1,476,067 or 159% increase in contract revenue. During the year ended December 31, 1998, MCS was primarily focused on hiring and recruiting personnel and setting up laboratory space and an internal infrastructure to transition the majority of the research work from subcontractors to in-house. This staff up and build out period was completed late in 1998, which allowed the division to focus on aggressively promoting its services. This anticipated increase in contract revenue materialized during the year ended December 31, 1999.

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

         Corporate activities for the year ended December 31, 1999 resulted in a net expense of $382,390 as compared to a net expense of $159,278 for the year ended December 31, 1998. This $223,112 net increase in expense resulted principally from increased selling, general and administrative expenses plus interest expense, partially offset by interest income, all of which resulted from Prime, and was only included from May 29, 1998 (upon the merger with CMT) for the year ended December 31, 1998. These income and expense items attributable to Prime were included from January 1, 1999 for the year ended December 31, 1999.

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


Liquidity and Capital Resources

         At December 31, 2000 the Company had $281,547 in cash, $10,417,369 in investment securities and working capital of $5,462,235.

         Net cash provided by operating activities was $421,319 for the year ended December 31, 2000 and $371,456 for the year ended December 31, 1999. This change is the result of the following: (i) CMT increased its net cash provided by operating activities from $527,641 to $1,072,200, an increase of $544,559 or 103% (ii) Sentigen Corp. was formed in February of 2000 and used cash for operating activities totaling $400,402 and (iii) cash used for corporate operating activities for the year ended December 31, 2000 increased $94,294 from $509,122 for the year ended December 31, 1999.

         Sentigen Corp. was formed in February of 2000 and is focusing completely on research and development activities. Our licensing agreement with The Trustees of the Columbia University in New York calls for us to contribute a minimum of $1,000,000 into Sentigen Corp. within one year of the date of the agreement or the Company must be involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of our private placement in November 2000.

         Another provision of the agreement calls for a minimum of $50,000 per six month period or $100,000 per annual period to be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the Agreement (April 2002 through April 2004) or the Company must be involved in active negotiations to raise $1,000,000 in additional funding. We believe that we have enough capital resources to meet the financial requirements of this provision for the following year.

         We consummated a private placement of common stock in November 2000, in which we raised aggregate gross proceeds of $5,183,004. Sentigen Corp. borrowed $240,000 under a $500,000 equipment loan commitment for the purchase of laboratory and research equipment.


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


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         The following are our current executive officers, directors and key employees:

             Name                Age                                 Position

Executive Officers and Directors:

     Joseph K. Pagano       55  President, Chairman of the Board and Director

     Fredrick B. Rolff      29  Chief Financial Officer, Treasurer, Secretary,
                                and Vice President - Finance

     Thomas Livelli         48  Director and President and Chief Executive
                                Officer of CMT

     Frederick R. Adler     75  Director

     Brett Fialkoff         34  Director

     Joel M. Pearlberg      63  Director

     Samuel A. Rozzi        55  Director

Key Employees:

     Kevin J. Lee, PhD      38  Executive Vice President - Research, Sentigen
                                Corp.

     Richard Malavarca      47  Chief Operating Officer and Vice President of
                                CMT


         Joseph K. Pagano has served as our President since June 1994. Mr. Pagano has also served as a Director since 1991, as Chairman of the Board since June 1996 and as Chief Financial Officer from June 1994 until July 1996. From 1991 until April 1999, we had engaged Mr. Pagano as a consultant, commencing an employment relationship thereafter. Mr. Pagano has been a private investor for more than the past five years. Mr. Pagano has been active in venture capital for over 20 years, with investments in a wide variety of industries, including, among others, computers, medical equipment, biotechnology, communications, retailing and outsourcing. He was a founding investor in Ribi Immunochem, one of the earliest biotechnology companies to go public and one of the first to focus on cancer vaccines. He participated in and arranged early financing with Amcell Cellular Communication, which was sold to Comcast. He was a founding investor of NMR of America, the first MRI center business to go public and was also a founding Director of Office Depot, the first office warehouse to go public.

         Fredrick B. Rolff, has served as our Chief Financial Officer, Treasurer, Secretary and Vice President - Finance since January 2001. Prior to joining our company, Mr. Rolff was Director, Financial Strategy for Rare Medium Group, Inc. (Nasdaq: "RRRR") an internet development and venture capital firm from April 1999 until November 2000. From September 1993 until January 1998, Mr. Rolff was employed by the Financial Services Group at KPMG LLP where he assisted European reinsurance companies with U.S. accounting and reporting standards. Mr. Rolff earned an MBA in Finance from Fordham University in 1999 and a BS in Accounting from Villanova University in 1993. Mr. Rolff is a Certified Public Accountant and a candidate in the Chartered Financial Analyst program. Mr. Rolff is the nephew of Samuel A. Rozzi.

         Thomas Livelli has been a Director since June 1998. He has been the President and Chief Executive Officer of CMT since May 1997. He was also President of CMT's predecessor companies from 1987 until May 1997. From January 1986 until July 1997, Mr. Livelli was a laboratory manager at the Howard Hughes Medical Institute at Columbia University. Prior to 1986, Mr. Livelli worked at Merck Research Laboratories and Cistron Biotechnology, directing their respective gene expression programs. While at Cistron, Mr. Livelli was a visiting scholar at Columbia University. Mr. Livelli maintains a part-time faculty appointment at Columbia University College of Physicians & Surgeons in the Department of Neurobiology and Behavior.

         Frederick R. Adler has been a Director since May 1996. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. Since January 1996, Mr. Adler has been of counsel to the law firm of Fulbright & Jaworski L.L.P. and was a senior partner in the firm for more than five years prior to that. Mr. Adler is also chairman and director of Shells Seafood Restaurants, Inc. as well as a director of various private companies. Mr. Adler is a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center (New York, NY) and a member of the Dean's Advisory Board of the Harvard Law School (Cambridge, MA).

         Brett Fialkoff has been a Director since February 2000. Since 1993, Mr. Fialkoff has been associated with Performance Capital, LP, a broker-dealer, and certain of its affiliates.

         Joel M. Pearlberg has been a Director since February 2001. Mr. Pearlberg is General Partner of Steinhardt Partners, L.P., a private hedge fund he joined in January 1991. Mr. Pearlberg graduated from New York University with a B.S. in Accounting and is a Certified Public Accountant. In 1962, he joined the public accounting firm of Harry Goodkin & Co. where he rose to the position of Managing Partner. In April 1983, he started the firm of J.M. Pearlberg & Company, a public accounting firm specializing in investment partnerships, security taxation and tax planning for high net worth individuals. In April 1989, he joined HPB Associates, L.P., a private investment partnership as controller.

         Samuel A. Rozzi has been a Director since January 1997. He previously served as a Director from 1991 until June 1996. Mr. Rozzi has been the President of Corporate National Realty, Inc., a corporate real estate brokerage and services firm, since September 1988. Mr. Rozzi is the uncle of Fredrick B. Rolff.

         Kevin J. Lee, PhD has served as the Executive Vice President - Research for our wholly owned subsidiary, Sentigen Corp. since March 2000. Since 1985, Dr. Lee has been using molecular genetic techniques to study neurobiology in the fruit fly Drosophila melanogaster and the mouse at various universities including the University of California and the Massachusetts Institute of Technology. When working with Drs. Lily and Yuh Nung Jan at the University of California at San Francisco, he was involved in the cloning of the Shaker potassium channel gene. Dr. Lee was also a pioneer in the development of enhancer trapping, a technique that has had a profound impact on gene discovery and analysis in Drosophila. In subsequent work with Dr. Hermann Steller at MIT, he used these techniques to analyze the development of the visual system in the fruit fly. Dr. Lee is a graduate of the University of Michigan and MIT, Dr. Lee was a postdoctoral fellow and an Associate Research Scientist in the Center for Neurobiology and Behavior at Columbia University where he worked with Dr. Thomas Jessell. Dr. Lee was a National Science Foundation fellow at MIT and a Life Sciences Foundation Fellow of the Howard Hughes Medical Institute at Columbia University.

         Richard Malavarca has been Vice President of CMT and its predecessor company since 1987 and Chief Operating Officer of CMT since January 2000. Mr. Malavarca served as a director from June 1998 to December 2000. Prior to May 1987, Mr. Malavarca worked at the Harvard Medical School, The Roche Institute for Molecular Biology, Merck Research Laboratories and Cistron in basic research involving developmental biology, molecular and cell biology.

         Directors are elected annually by the stockholders. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Scientific Advisory Board

         In connection with the formation of Sentigen Corp. we created a Scientific Advisory Board consisting of leading scientists in the field of olfaction and chemosensation. The scientific advisory board generally advises us concerning long-term scientific planning, research and development, and also evaluates our research programs, recommends personnel to us and advises us on specific scientific and technical issues. The scientific advisory board formally meets at least once per quarter, and some individual scientific advisors consult with and meet informally with us on a more frequent basis. Our scientific advisors were granted options to purchase shares of our common stock and we have entered into consulting agreements with them. None of our scientific advisors is employed by us, and any or all of our advisors may have commitments to or consulting or advisory contracts with their employers or other entities that may conflict or compete with their obligations to us. The members of our scientific advisory board are:

Dr. Richard Axel                    Professor at Columbia University and an
                                    Investigator for the Howard Hughes
                                    Medical Institute

Cornelia Bargmann, PhD              Professor at the University of California,
                                    San Francisco and an Investigator for the Howard Hughes Medical Institute

Dr. Gerald M. Edelman               Director of The Neurosciences Institute,
                                    President of Neurosciences Research
                                    Foundation, Chairman of the Department of Neurobiology and Professor at The Scripps
                                    Research Institute

Wendell L. Roelofs, PhD             Liberty Hyde Bailey Professor of Insect
                                    Biochemistry at Cornell University's New
                                    York State Agricultural Experiment Station

Leslie Voshall, PhD                 Assistant Professor and Head of Laboratory
                                    at the Rockefeller University


         Dr. Richard Axel is the chairman of our Scientific Advisory Board. Dr. Axel is a graduate of Columbia College and The Johns Hopkins School of Medicine. In early work, Dr. Axel and his colleagues developed gene transfer techniques that permitted introduction of virtually any gene into any cell, allowing analysis of gene function in vivo. These experiments in cell transformation led to the isolation and functional analysis of the gene for the T-cell surface protein, CD4, the cellular receptor for HIV.

         More recently, Dr. Axel has been applying the techniques of molecular biology to problems in neurobiology and his work has been largely concerned with the molecular logic of olfactory perception. This research has provided important insights into how the recognition of odors is translated into an internal representation of sensory quality in the brain.

         In recognition of his work in molecular genetics, Dr. Axel has received numerous awards: the Passano Foundation Young Scientist Award, the Alan T. Waterman Award from the National Science Foundation, the Eli Lilly Award in Biological Chemistry, the New York Academy of Sciences Award in Biological and Medical Sciences, the Lounsbery Award from the National Academy of Sciences, the John Jay Award from Columbia University, and the Science Pour L'Art Award, LMVH, Paris. Dr. Axel was the 1996 co-recipient of the Unilever Science Award, and in 1997 was the co-recipient of the Rosenstiel Award. In 1998, he received the Bristol Meyers Squibb Award for Excellence in Neuroscience, and in 1999, the Hamilton Medal from Columbia University. Dr. Axel is a member of the National Academy of Sciences, and the American Academy of Arts and Sciences.

         Cornelia Bargmann, PhD did her graduate work with Dr. Robert Weinberg at the Whitehead Institute for Biomedical Research, where she participated in the discovery of several human oncogenes, and her postdoctoral work with Dr. H.
R. Horvitz at MIT, where she characterized chemosensory responses of the nematode C. elegans.

         Her work focuses on olfactory signaling mechanisms and on the genetics of behavior. Her lab's experimental approach combines behavioral approaches with classical genetics and molecular biology. Dr. Bargmann's lab was the first to identify an odorant receptor that recognizes a specific odor, and to demonstrate that the loss of the receptor led to a behavioral defect in the odor response. The lab demonstrated that the behavioral response to an odor is encoded by the olfactory neuron, and that misexpressing an odorant receptor in an inappropriate neuron can alter the behavioral response to the odor. In addition, the lab has characterized the genetic basis of natural behavioral variation, identifying a neuropeptide receptor as the regulator of a social feeding response.

         Dr. Bargmann has been the recipient of numerous prizes and awards for her research, including the Charles W. Herrick Award, the W. Alden Spencer Award, and the Takasago Award. She serves as an editor of the scientific journals Cell, Neuron, and Genes and Development, and as a scientific advisor to the Klingenstein Fund for Epilepsy Research, the National Institutes of Neurological Disorders and Stroke, and the Damon Runyon-Walter Winchell Cancer Research Fund.

         Dr. Gerald M. Edelman has made significant research contributions in biophysics, protein chemistry, immunology, cell biology, and neurobiology. His early studies on the structure and diversity of antibodies led to the Nobel Prize for Physiology in 1972. He then began research into the mechanisms involved in the regulation of primary cellular processes, particularly the control of cell growth and the development of multicellular organisms. He has focused on cell-cell interactions in early embryonic development and in the formation and function of the nervous system. These studies led to the discovery of cell adhesion molecules (CAMs), which have been found to guide the fundamental processes by which an animal achieves its shape and form, and by which nervous systems are built. One of the most significant insights provided by this work is that the precursor gene for the neural cell adhesion molecule gave rise in evolution to the entire molecular system of adaptive immunity.

         Dr. Edelman has formulated a detailed theory to explain the development and organization of higher brain functions in terms of a process known as neuronal group selection. This theory was presented in his 1987 volume Neural Darwinism, a widely known work. Dr. Edelman's continuing work in theoretical neuroscience includes designing new kinds of machines, called recognition automata, that are capable of carrying out tests of the self-consistency of the theory of neuronal group selection and promise to shed new light on the fundamental workings of the human brain. A new, biologically based theory of consciousness extending the theory of neuronal group selection is presented in his 1989 volume The Remembered Present. His most recent book, Bright Air, Brilliant Fire, published in 1992, continues to explore the implications of neuronal group selection and neural evolution for a modern understanding of the mind and the brain.

         Dr. Edelman was born in New York City in 1929. He earned his B.S. degree at Ursinus College and an M.D. at the University of Pennsylvania. He spent a year at the Johnson Foundation of Medical Physics, and after a medical house officership at the Massachusetts General Hospital, he served as a Captain in the Army Medical Corps. In 1960 he earned his PhD at The Rockefeller Institute (now University). In addition to the Nobel Prize, Dr. Edelman has been the recipient of numerous awards and honors, including many honorary degrees. He is a member of the National Academy of Sciences, the American Philosophical Society, and several foreign societies, including the Academy of Sciences, Institute of France. He is author of over 450 research publications.

         Wendell L. Roelofs, PhD was born in 1938 in Orange City Iowa. He obtained a B.S. in Chemistry in 1960 from Central College in Pella, Iowa, and a PhD in Organic Chemistry in 1964 from Indiana University. He served at the Massachusetts Institute of Technology as a postdoctoral fellow in Chemistry and then as an Assistant Professor at Cornell University Entomology Department's Agricultural Experiment Station, where he currently serves as The Liberty Hyde Bailey Professor of Insect Biochemistry. For three decades Dr. Roelofs' research efforts have led to promising non-pesticidal, sustainable pest management technologies based on behavioral, physiological and biochemical insect traits. Dr. Roelofs research has identified pheromone blends of more than 50 major agricultural pests. These advances have led to a worldwide pheromone industry worth over $100 million. Dr. Roelofs received the Kenneth A. Spencer Award in Food and Agricultural Chemistry from the American Chemical Society in February 2001. Dr. Roelofs has received numerous other awards for his research efforts including: Alexander Humbolt Award, The Wolf Foundation Prize in Agriculture and The National Medal of Science. He is author or co-author of over 320 research publications.

         Leslie Voshall, PhD was a postdoctoral fellow and Associate Research Scientist at the Center for Neurobiology and Behavior at Columbia University, where she worked with Dr. Richard Axel. In her work at Columbia, she identified the Drosophila odorant receptors and made pioneering contributions to the molecular genetics of insect olfaction. She graduated with an A.B. in Biochemistry from Columbia University, where she was a John Jay Scholar. Her Ph.D. work was conducted at the Rockefeller University, and involved the study of the behavior genetics of biological rhythms.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10 percent beneficial stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, we believe that during the year ended December 31, 2000 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with, except that Richard Malavarca, a former director of the Company, filed one Form 4 late, which Form 4 reported two transactions.

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation awarded by us to (i) each of our President and Chief Financial Officer for the years ended December 31, 2000, 1999 and 1998 and (ii) the President of CMT for the years ended December 31, 2000, 1999 and 1998. During the most recent twelve (12) month period ended December 31, 2000, none of our or our subsidiaries' other officers received a total salary and bonus that exceeded $100,000 during such twelve (12) month period.

                                                                                  Long Term
                                                                                 Compensation
                                                                                  Securities            All
                                                                                  Underlying           Other
      Name and Principal Position     Year        Salary           Bonus       Options/SARs (#)   Compensation ($)
      ---------------------------     ----        ------           -----       ----------------   ----------------
   Joseph K. Pagano                    2000      $ 85,000                -        200,000(1)                -
         President and Chairman of     1999        51,495(2)             -                -          29,638(2)
         The Board                     1998                              -                -          75,000(2)

   Robert A. Reinhart                  2000     $ 125,000        $ 2,591(3)               -                 -
        Former Chief Financial         1999       128,887                -                -                 -
        Officer, Treasurer,            1998       125,000                -         65,000(4)                -
        Secretary and Vice
        President - Finance

   Fredrick B. Rolff                   2000  $   10,240(5)       $   324(3)        50,000(6)                -
         Chief Financial Officer
         Treasurer, Secretary and
         Vice President - Finance

   Thomas Livelli                      2000  $  135,000          $ 2,591(3)               -                 -
         President and Chief           1999      151,885                 -                -                 -
         Executive Officer of CMT      1998      138,462(7)              -                -                 -


     (1) On September 15, 2000, we granted Mr. Pagano stock options to purchase an aggregate of 200,000 shares of our common stock at $9.00 per share, of which options to purchase 66,000 shares of our common stock expire on September 15, 2005 and options to purchase 134,000 shares of our common stock expire on September 15, 2010. The options vest in 4 equal annual installments commencing on September 15, 2001.

     (2) Mr. Pagano, was elected as our President on June 15, 1994. Mr. Pagano received a consulting fee of $75,000 per annum plus reimbursement of documented expenses incurred on behalf of our company until May 1999, at which time he became an employee at a salary of $85,000 per annum.

     (3) Management of CMT and the Chief Financial Officer of our Company was paid a bonus based on CMT's pre-tax income for the year ended December 31, 2000. Each individual's bonus was prorated for months of service for the year ended December 31, 2000.

     (4) Includes (a) stock options to purchase 40,000 shares of common stock granted pursuant to an agreement dated October 25, 1996, having an exercise price of $2.50 per share, which options vested immediately and expire on October 25, 2001, and (b) stock options to purchase 25,000 shares of common stock granted pursuant to an agreement dated April 20, 1998, having an exercise price of $2.25 per share, which options vested in 2 equal annual installments commencing on the first anniversary of the date of grant and expire April 20, 2003. The options issued on October 25, 1996 were subsequently re-priced on January 16, 1998 to $0.75 per share representing the fair market value of our common stock on that date. In March 2001, Mr. Reinhart exercised 25,000 options.

     (5) Mr. Rolff joined our company on November 13, 2000 at an annual salary of $75,000.

     (6) On December 20, 2000, Mr. Rolff was granted options to purchase 50,000 shares of our common stock at $6.25 per share. The options vest in 5 equal annual installments commencing on December 20, 2001 and expire on December 20, 2010.

     (7) Reflects Mr. Livelli's (i) effective salary rate of $135,000 (as amended at May 29, 1998 following the merger of CMT) for the year ended December 31, 1998, prorated from May 29, 1998, when he was elected president of CMT, and (ii) effective salary rate of $150,000 for the year ended December 31, 1998, prorated for the five months ended May 29, 1998.


Compensation Arrangements for Current Executive Officers

         On May 24, 1999, we entered into an employment agreement with Joseph K. Pagano to serve as our president, replacing the consulting agreement that we had with Mr. Pagano. The agreement was for an initial term of one year. Mr. Pagano is currently serving under an automatic renewal provision in his employment agreement, which provides for one year extensions upon the expiration of each one year term if no notice is given by us or Mr. Pagano that such party desires not to extend the employment agreement. The employment agreement provides for an annual base compensation of $85,000. In connection with the employment agreement, the termination date of 217,000 options previously granted to Mr. Pagano under the 1990 Plan were extended an additional three years to May 24, 2004. On September 15, 2000, we granted Mr. Pagano stock options to purchase an aggregate of 200,000 shares of our common stock at $9.00 per share, of which options to purchase 66,000 shares of our common stock expire on September 15, 2005 and options to purchase 134,000 shares of our common stock expire on September 15, 2010. The options vest in four equal annual installments commencing on September 15, 2001. In March 2001, we increased Mr. Pagano's annual base compensation to $175,000.

         In connection with the merger of CMT, we assumed the employment agreement with Thomas Livelli, pursuant to which Mr. Livelli served as President and Chief Executive Officer of CMT through May 22, 2000. Mr. Livelli is currently serving under an automatic renewal provision of his employment agreement until May 22, 2001. The employment agreement provides for an annual base compensation of $135,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of one year thereafter. In January 2001, we increased Mr. Livelli's annual base compensation to $150,000.

         We do not have an employment agreement with Fredrick B. Rolff.


Director Compensation

         Directors receive no cash compensation for serving on the Board of Directors or for attending Board or Committee meetings (if any). Non-employee directors are eligible to be granted non-qualified stock options under the Company's 1990 Stock Option Plan and the 2000 Performance Equity Plan. Nonqualified stock options may be exercised for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         We do not have a compensation committee. Decisions as to compensation during fiscal 2000 were made by our Board of Directors. Mr. Pagano, our President, and Mr. Livelli, the President of CMT, served as members of the Board of Directors during fiscal 2000. Mr. Malavarca, the Vice President of CMT resigned from the Board of Directors during fiscal 2000. No other executive officer served as a member of the compensation committee of any other entity during fiscal 2000.

Option Grants

         The following table represents the stock options granted in the fiscal year ended December 31, 2000 to our executive officers identified in the Summary Compensation table above.

                                            Options Granted in Last Fiscal Year
                                            -----------------------------------
                                                                                                    Percent Realizable
                                                                                                     Value at Assumed
                         Number of     Percent of Total                                              Annual Rates of
                        Securities     Options Granted                                                 Stock Price
                        Underlying        to Employees                                               Appreciation for
                          Options      During the Fiscal  Exercise Price       Expiration          Option Term ($) (1)
   Name of Executive    Granted(#)         Year (%)       Per Share ($)          Date               5%               10%
   -----------------    -----------        --------       --------------       ----------        ---------      -----------
 Joseph K. Pagano            66,000            8%                 $9.00         9/15/05          $   -          $   97,020

 Joseph K. Pagano           134,000           15%                 $9.00         9/15/10          $213,060       $1,053,240

 Fredrick B. Rolff           50,000            6%                 $6.25        12/20/10          $217,000       $  530,500

 Kevin J. Lee               200,000           23%                 $5.00         3/29/05          $660,000       $1,094,000


     (1) The above information concerning five percent and ten percent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options. The closing price of our common stock on December 29, 2000 was $6.50 per share.

The following table sets forth the fiscal year end option values of outstanding options at December 31, 2000 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.

                               Aggregated Fiscal Year End Option Values
                               -----------------------------------------
                       Number of Securities Underlying     Dollar Value of Unexercised in
                            Unexercised Options                 the-Money Options
                            at December 31, 2000:             at December 31, 2000(1):
Name                  Exercisable (#)  Unexercisable(#)   Exercisable ($)  Unexercisable ($)
-----                 ---------------  ----------------   ---------------  -----------------
Joseph K. Pagano            217,000(2)        200,000       $ 1,057,875          $      -

Robert A. Reinhart           65,000(3)              -       $   336,250          $      -

Fredrick B. Rolff                   -          50,000       $         -          $ 12,500

Kevin J. Lee                        -         200,000       $         -          $300,000


(1) These values are based on the difference between the closing sale price of our common stock on December 29, 2000 of $6.50 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

(2) Stock options granted by the board of directors as of May 14, 1996 under our 1990 Stock Option Plan having an exercise price of $1.625 per share, which options are currently exercisable and, as amended, expire May 14, 2004.

(3) Includes (a) stock options to purchase 40,000 shares of common stock granted pursuant to an agreement dated October 25, 1996, having an exercise price of $2.50 per share, which options vested immediately and expire on October 25, 2001, and (b) stock options to purchase 25,000 shares of common stock granted pursuant to an agreement dated April 20, 1998, having an exercise price of $2.25 per share, which options vested in 2 equal annual installments commencing on the first anniversary of the date of grant and expire April 20, 2003. The options issued on October 25, 1996 were subsequently re-priced on January 16, 1998 to $0.75 per share representing the fair market value of our common stock on that date. In March 2001, Mr. Reinhart exercised 25,000 options.

Stock Plans

         We have two stock option plans: the 1990 Stock Option Plan and the 2000 Performance Equity Plan. We are no longer able to grant options under the 1990 plan. The 2000 plan provides for grants of options to purchase up to 2,000,000 shares of common stock. Under the 2000 plan, we may grant options to employees, directors, consultants, agents and other persons that we deem to be valuable to our company or any of our subsidiaries. The 2000 plan permits our board of directors or a stock option committee to issue incentive stock options, as defined in Section 422 of the Internal Revenue Code (Code), and stock options that do not conform to the requirements of that Code section. The exercise price of each incentive stock option may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422) 10% or more of our outstanding stock or that of any of our subsidiaries, the exercise price may not be less than 110% of such fair market value. The exercise price of each non-incentive stock option also may not be less than 100% of the fair market value of the common stock at the time of grant.

         Options that have been granted under the 1990 Plan may not be exercised prior to the first anniversary, or on or after the tenth anniversary, or fifth anniversary in the case of an incentive stock option granted to a 10% stockholder, of their grant. These options may not be transferred during the lifetime of the option holder.

         Under the 2000 Plan, the Board of Directors may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. The 2000 Plan is administered by the Board of Directors and may be administered by a committee chosen by the board of directors. Subject to the provisions of the Plans, the Board of Directors or such committee have the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Under the 2000 Plan, no more than 200,000 shares in the aggregate may be granted to any one holder in any one calendar year.

         At December 31, 2000, options to purchase an aggregate of 393,300 and 832,000 shares of our common stock were outstanding under the 1990 Plan and 2000 Plan, respectively.

         We have also granted from time to time non-plan options and warrants to certain officers, employees and consultants. Non-plan options and warrants to purchase an aggregate of 352,810 shares of our common stock were outstanding at December 31, 2000.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 26, 2001 (except as otherwise noted in the footnotes), regarding the beneficial ownership of our Company's Common Stock by: (i) each person or group known by the Company to own beneficially more than five percent of the outstanding shares of our Company's

Common Stock; (ii) each director of our Company; (iii) each executive officer of our company whose compensation exceeded $100,000 in 2000; and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, we believe that all persons named in the chart have sole voting and investment power over the shares listed.

                                  Amount and Nature          Percent of Class
Name of Beneficial Owner      of Beneficial Ownership      of Voting Securities
------------------------      -----------------------     ---------------------
 Joseph K. Pagano                     1,333,950(1)                18.4%

 Frederick A. Adler                     743,573(2)                10.3%

 Samuel A. Rozzi                        507,525                    7.2%

 Thomas Livelli                         157,600                    2.2%

 Robert A. Reinhart                      65,000(3)                   *

 Fredrick B. Rolff                        1,000(4)                   *

 Brett Fialkoff                             -0-                      *

 Joel M. Pearlberg                       35,000                      *

 D.H. Blair Investment
     Banking Corp.                    1,124,859(5)                16.0%

 All directors and executive officers
 as a group (seven persons)           2,778,648(6)                37.5%

(*)      Less than 1%

(1)      Includes (i) 25,000 shares of common stock held of record by the Joseph
         K. Pagano, Jr. Trust established for Mr. Pagano's son, and (ii) immediately exercisable options to purchase up to 217,000 shares of common stock. Excludes options to purchase up to 200,000 shares of common stock which are not presently exercisable.

(2) Includes 553,573 shares of common stock and 150,000 shares of common stock issuable upon exercise of presently exercisable stock options held by the Frederick R. Adler Intangible Asset Management Trust of which Mr. Adler is the settlor and beneficiary.

(3) Includes 40,000 shares of common stock issuable upon exercise of presently exercisable stock options held by Mr. Reinhart.

(4) Excludes options to purchase 50,000 shares of common stock which are not presently exercisable.

(5) J. Morton Davis is an investment banker and sole stockholder of D.H. Blair Investment Banking Corp. The amount reported includes 8,500 shares owned by Mr. Davis' wife of which Mr. Davis disclaims beneficial ownership. The information with respect to D.H. Blair Investment Banking Corp. and J. Morton Davis is based upon Amendment No. 7, dated May 1, 1996, to the Schedule 13D, dated January 31, 1992, filed by such persons with the Securities and Exchange Commission. The Schedule 13D states that Blair shares voting and investment power over 1,124,859 shares, and Mr. Davis has sole voting and investment power over such 1,124,859 shares.

(6) Includes options to purchase an aggregate of 450,000 shares of common stock. Excludes options to purchase 575,000 shares of common stock which are not presently exercisable.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on

         Form 8-K

(a)      Exhibits.

         See Exhibit Index appearing later in this Report.

(b)      Report on Form 8-K.

         On December 8, 2000, we filed a Current Report on Form 8-K reporting the consummation of the private placement of our common stock.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Table of Contents
-------------------------------------------------------------------------------


                                                                        Page

Independent Auditors' Report                                            F-1

Consolidated Financial Statements

    Balance Sheets

                December 31, 2000 and 1999                              F-2

    Statements of Operations

                For the Years ended December 31, 2000, 1999, 1998       F-3

    Statements of Changes in Stockholders' Equity

                For the Years ended December 31, 2000, 1999, 1998       F-4

    Statements of Cash Flows

                For the Years ended December 31, 2000, 1999, 1998    F-5 - F-6

Notes to Consolidated Financial Statements                           F-7 - F-23

                          Independent Auditors' Report



To the Board of Directors and Stockholders
Sentigen Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sentigen Holding Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sentigen Holding Corp. and Subsidiaries as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

RAICH ENDE MALTER & CO. LLP
East Meadow, New York
February 16, 2001

       SENTIGEN HOLDING CORP. AND SUBSIDIARIES
       Consolidated Balance Sheets

                                                                               December
                                                                        2000             1999
                                                                        ----             ----
        Assets
             Current Assets
                 Cash                                                 $    281,547      $   125,954
                 Investment securities                                   5,526,698        4,975,200
                 Accounts receivable - net of
                       allowance for doubtful accounts
                       of $20,000 for 2000 and 1999                        634,838          572,075
                 Unbilled services                                         159,613          109,809
                 Inventory                                                 173,254          151,816
                 Accrued interest receivable                                84,459           39,584
                 Prepaid expenses                                           34,935           14,968
                                                                     -------------      ------------
                                                                         6,895,344        5,989,406
                                                                     -------------      ------------

             Property, plant and equipment                               2,198,342        1,759,290
             Less:  Accumulated depreciation                               938,706          667,659
                                                                     -------------      ------------
                                                                         1,259,636        1,091,631
                                                                     -------------      ------------
            Other Assets
                 Investment securities                                   4,890,671          339,681
                 Security deposits                                           1,000            1,000
                 Deferred financing costs - net of accumulated
                       amortization of $1,295 and $617 for 2000
                       and 1999, respectively                                9,286            6,964
                 License costs - net of accumulated amortization
                       of $11,028 for 2000                                 363,972                -
                                                                     -------------      ------------
                                                                         5,264,929          347,645
                                                                     -------------      ------------
        Total Assets                                                $   13,419,909    $   7,428,682
                                                                    ==============    =============

        Liabilities and Stockholders' Equity
             Current Liabilities
                 Stockholder loans - net of unamortized discount
                       of $8,926 for 2000                          $       580,449    $          -
                 Current maturities of long term debt                      136,987           88,761
                 Accounts payable and accrued expenses                     392,572          315,433
                 Customer deposits                                         239,342          143,842
                 Unearned revenue                                           83,759           54,460
                                                                     -------------      ------------
                                                                         1,433,109          602,496
             Long-Term debt - net of current maturities                    635,001          560,107
             Stockholder loans - net of unamortized discount
                      of $32,387                                                -           531,988
                                                                     -------------      ------------
                                                                         2,068,110        1,694,591
                                                                     -------------      ------------

             Stockholders' Equity
                 Preferred Stock - $.01 par value, 5,000,000 shares
                       authorized - none issued                                 -                -
                 Common Stock - $.01 par value, 20,000,000 shares
                       authorized, 7,020,514 and 6,078,700 shares issued
                       and outstanding in 2000 and 1999,respectively        70,205           60,787
                 Additional paid-in capital                             11,567,709        5,832,704
                 Accumulated (deficit)                                    (286,115)        (159,400)
                                                                     -------------      ------------
                                                                        11,351,799        5,734,091
                                                                     -------------      ------------
        Total Liabilities and Stockholders' Equity                 $    13,419,909   $    7,428,682
                                                                    ==============      ===========

        See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                                         For the Years Ended
                                                                            December 31,
                                                                            ------------
                                                                 2000             1999              1998
                                                                 ----             ----              ----
 Revenue
       Contract revenue                                      $ 3,025,071      $ 2,404,753        $   928,686
       Sale of goods                                           1,704,432        1,511,828          1,198,547
                                                               ----------      ----------          ---------
                                                               4,729,503        3,916,581          2,127,233
                                                               ----------      ----------          ---------
 Direct Costs
       Contract revenue                                        1,279,643        1,057,478            815,947
       Sale of goods                                             798,285          734,465            642,310
                                                               ----------      ----------          ---------
                                                               2,077,928        1,791,943          1,458,257
                                                               ----------      ----------          ---------
 Income After Direct Costs
       Contract revenue                                        1,745,428        1,347,275            112,739
       Sale of goods                                             906,147          777,363            556,237
                                                               ----------      ----------          ---------
                                                               2,651,575        2,124,638            668,976
                                                               ----------      ----------          ---------
 Other Operating Expenses
       Contract revenue                                        1,040,470          724,344            699,977
       Sale of goods                                             457,171          367,077            434,728
                                                               ----------      ----------          ---------
                                                               1,497,641        1,091,421          1,134,705
                                                               ----------      ----------          ---------
 Research and Development
       Contract revenue                                           29,597            5,484             38,307
       Sales of goods                                                  -            4,229             35,360
       Sentigen                                                  671,096                -                  -
                                                               ----------      ----------          ---------
                                                                 700,693            9,713             73,667
                                                               ----------      ----------          ---------
 Income (Loss) from Segment Operations
       Contract revenue                                          675,361          617,447           (625,545)
       Sales of goods                                            448,976          406,057             86,149
       Sentigen                                                 (671,096)               -                  -
                                                               ----------      ----------          ---------
                                                                 453,241        1,023,504           (539,396)
                                                               ----------      ----------          ---------
 Corporate Activities
       General and administrative expenses                      (709,015)        (542,740)          (278,274)
       Interest income                                           310,138          295,890            223,381
       Interest expense                                         (106,757)        (135,540)          (104,385)
                                                               ---------       ----------          ---------
                                                                (505,634)        (382,390)          (159,278)
                                                               ---------       ----------          ---------
 Income (Loss) before Provision for Income Taxes                 (52,393)         641,114           (698,674)

 Provision for Income Taxes                                       74,322                -                  -
                                                               ---------       ----------          ---------

 Net Income (Loss)                                           $  (126,715)      $  641,114         $ (698,674)
                                                              ==========        =========          =========
 Net Income (Loss) per Share
       Basic                                                 $     (0.02)      $     0.11         $    (0.16)
                                                              ==========        =========          =========
       Diluted                                               $     (0.02)      $     0.11         $    (0.16)
                                                              ==========        =========          =========

 See notes to consolidated financial statements.

     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity

                                                            Additional     Retained
                                          Common Stock       Paid-in       Earnings
                                        Shares    Amount     Capital      (Deficit)        Total
                                        ------    ------    ---------     ---------        -----
     Balance - January 1, 1998         1,611,000 $  16,110  $  376,599    $ (101,840)   $  290,869

           Options exercised               7,200        72       1,928             -         2,000
           Recapitalization resulting
              from merger              4,490,500    44,905   5,494,092             -     5,538,997
           Adjustment of discount on
              stockholder loans                -         -     (58,909)            -       (58,909)
           Net (loss)                          -         -           -      (698,674)     (698,674)
                                      ----------  --------  -----------   ----------    ----------
     Balance - December 31, 1998       6,108,700    61,087   5,813,710      (800,514)    5,074,283

           Contribution of shares back
              to the Company             (30,000)     (300)        300             -             -
           Adjustment of discount on
              stockholder loans                -         -      18,694             -        18,694
           Net income                          -         -           -       641,114       641,114
                                      ----------  --------  -----------   ----------    ----------

     Balance - December 31, 1999       6,078,700    60,787   5,832,704      (159,400)    5,734,091

           Options exercised               2,980        30       2,950             -         2,980
           Shares issued in connection with
              license agreement           75,000       750     374,250             -       375,000
           Shares issued in the private
              placement                  863,834     8,638   5,144,076             -     5,152,714
           Compensation for options
              issued to scientific
              advisory board                   -         -     213,729             -       213,729
           Net (loss)                          -         -           -      (126,715)     (126,715)
                                      ----------  --------  -----------   ----------    ----------

     Balance - December 31, 2000      $7,020,514  $ 70,205 $11,567,709   $  (286,115)  $11,351,799
                                      ==========  ======== ===========   ===========    ==========





      See notes to consolidated financial statements.


      SENTIGEN HOLDING CORP. AND SUBSIDIARIES
      Consolidated Statements of Cash Flows                                            Page 1 of 2
      --------------------------------------                                           -----------

                                                                     For the Years Ended
                                                                        December 31,
                                                                        ------------
                                                                2000          1999          1998
                                                                -----         -----         ----
      Cash Flows from Operating Activities
            Net income (loss)                               $ (126,715)    $  641,114   $ (698,674)
            Adjustments to reconcile net income (loss)
              to net cash provided by (used for) operating
              activities:
                   Depreciation                                271,047        239,205      183,959
                   Amortization                                 11,706            252          190
                   Increase in allowance for
                       doubtful accounts                             -              -       10,000
                   Accrued interest on stockholder loans        48,461         48,822       45,324
                   Stock based compensation                    213,729              -            -
            (Increase) decrease in:
                   Accrued interest on
                       investment securities                   (44,875)        61,746            -
                   Accounts receivable                         (62,763)      (266,500)     (34,243)
                   Unbilled services                           (49,804)       (86,010)      41,389
                   Inventory                                   (21,438)       (34,825)      18,086
                   Prepaid expenses                            (19,967)        (6,240)        (765)
            Increase (decrease) in:
                   Accounts payable                             77,139       (111,880)      42,969
                   Customer deposits                            95,500       (126,301)    (344,497)
                   Unearned revenue                             29,299         12,073      (10,261)
                                                             ---------       --------     ---------
                                                               421,319        371,456     (746,523)
                                                             ---------       --------     ---------
      Cash Flows from Investing Activities
            Acquisitions of property and equipment            (439,052)     (327,112)     (347,173)
            Cash acquired in connection with merger                  -             -       546,484
            Purchase of certificate of deposit                       -             -      (200,000)
            Redemption of certificate of deposit                     -       200,000             -
            Purchase of investment securities              (10,102,488)     (340,707)   (5,014,578)
            Maturities of investment securities              5,000,000     5,000,000             -
            Payment of security deposit                              -        (1,000)            -
                                                             ---------       --------     ---------
                                                            (5,541,540)    4,531,181    (5,015,267)
                                                            -----------    ----------   -----------
      Cash Flows from Financing Activities
            Net borrowings (repayments) on line of credit      240,000             -       (31,295)
            Proceeds of notes payable                                -             -       160,000
            Repayment of notes payable                               -      (160,000)            -
            Payment of deferred financing costs                 (3,000)            -             -
            Proceeds of long term debt                               -       350,000             -
            Repayments of long term debt                      (116,880)      (50,829)      (28,452)
            Cash received from stock option exercises            2,980             -         2,000
            Net proceeds received from private placement     5,152,714             -             -
            Proceeds of collateralized investment loan               -             -     5,000,000
            Payment of collateralized investment loan                -    (5,000,000)            -
                                                            -----------    ----------   -----------
                                                             5,275,814    (4,860,829)    5,102,253
                                                            -----------    ----------   -----------

      Increase (Decrease) in Cash                              155,593        41,808      (659,537)
      Cash - beginning                                         125,954        84,146       743,683
                                                            -----------    ----------   -----------

      Cash - ending                                         $  281,547    $  125,954    $   84,146
                                                            -----------    ----------   -----------

      See notes to consolidated financial statements.





      SENTIGEN HOLDING CORP. AND SUBSIDIARIES
      Consolidated Statements of Cash Flows                                            Page 2 of 2
      --------------------------------------                                           -----------



      Supplemental Disclosures of Cash Flow Information:

            Cash paid during the year:
                   Interest                                   $  69,686     $  86,718     $  58,742
                   Income taxes                               $  67,185     $     863     $  11,935

            In connection with the merger on May 29, 1998,
              the following assets (liabilities) were
              acquired by the acquiring entity for accounting
              purposes:
               Cash                                                                      $  546,484
               Investment in U.S. Treasury Note                                           5,060,926
               Other current assets                                                           7,963
               Net property and equipment                                                    44,739
               Accounts payable and accrued expenses                                       (121,115)
                                                                                        -----------
            Net assets acquired                                                         $ 5,538,997
                                                                                        -----------















       See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements    December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

1.       Organization of the Company and Nature of its Operations

         We are a holding company conducting business through our two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. ("CMT") and Sentigen Corp. CMT is comprised of a contract research organization that provides contract research and development (R&D) services, and a research products organization that provides cell culture media and reagents and other research products to companies engaged in the drug discovery process. Sentigen Corp. is involved in scientific research to develop environmentally sound approaches to prevent insect crop damage and the spread of human diseases by impacting insect behavior.

         CMT operates through 2 divisions: Molecular Cell Science ("MCS") and Specialty Media ("SM"). MCS provides contract R&D services and is reflected in our Consolidated Statements of Operations as "contract revenue." SM develops, manufactures, markets and sells specialty cell culture media, reagents and other research products. SM is reflected in our Consolidated Statements of Operations as "sales of goods."

         The operations of Sentigen Corp. are reflected as research and development in our Consolidated Statements of Operations. Sentigen Corp's operations during the year ended December 31, 2000 consisted entirely of research and development.

         We were incorporated under the laws of the State of Delaware in May 1990 under the name Prime Cellular, Inc. ("Prime") and consummated our initial public offering on August 1990. We then engaged in the acquisition and operation of different business entities until we commenced our current business operations by acquiring Cell & Molecular Technologies, Inc. ("CMT") through a reverse merger in May 1998. CMT was incorporated in May 1997 to acquire all of the outstanding stock of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Sentigen Corp. was formed in February 2000 and we changed our name to Sentigen Holding Corp. on June 23, 2000. Our ticker symbol on the OTCBB also changed from PCEL to SGHL on June 23, 2000.


2.       Summary of Significant Accounting Policies

          a. Principles of Consolidation - The consolidated financial statements include the accounts of Sentigen Holding Corp. and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.
          b. Cash and Cash Equivalents - Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.
          c. Investment Securities - Investment securities consist of U.S. Treasury Notes. All investment securities are defined as held-to-maturity under the provisions of Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities and, as such, have been reported at amortized cost.
          d. Inventory - Inventory, consisting of cell culture media, reagents and related packaging material for the SM division, is stated at the lower of cost or market. We use the FIFO (first-in, first-out) method for inventory accounting.
          e. Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is provided on both straight-line and accelerated methods over the estimated useful lives of the assets, which range from three to forty years. Amortization of leasehold improvements is provided on the straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Repairs and maintenance, which do not extend the useful lives of the related assets, are expensed as incurred.

          f. Intangible Assets - Intangible assets consist of: Licenses net of amortization costs and deferred financing costs. Licenses are amortized over 17 years on a straight line basis and result from our exclusive licensing agreement with the Trustees of Columbia University (See Note 6). Deferred financing costs were incurred in connection with the mortgage on our company's premises. Deferred financing costs are amortized on a straight-line basis over the duration of the related loan. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.
          g. Revenue Recognition - We record revenue from fixed-price contracts extending over more than one accounting period on a percentage-of-completion basis. Percentage-of- completion is determined based on the proportion of completed costs to total anticipated costs on each contract. If it is determined that a loss will result from the performance of a contract, the entire amount of estimated loss is charged against income in the period in which the determination is made. In general, prerequisites for billings are established by contractual provisions including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services arise when services have been rendered but clients have not been billed. Similarly, unearned revenue represents amounts billed in excess of revenue recognized.
          h. Research and Development Costs - Research and development costs are expensed as incurred. The activities of Sentigen Corp. have been entirely accounted for as research and development costs. Total expenditures on research and development for 2000, 1999 and 1998 including research costs reimbursed under NIH funded grants (See Note 7) were $923,152, $290,750, and $213,491, respectively.
          i. Research Grants - We are engaged in research and development activities under grant from the National Institute of Health ("NIH"). We recognize grant revenue for amounts received under the NIH grants. This revenue is exactly offset by the respective costs incurred to perform the research defined by the grant (See
               Note 7).
          j. Income Taxes - We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carryforwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.
          k. Advertising Costs - All costs relating to advertising and marketing are expensed in the period incurred. Advertising costs during 2000, 1999 and 1998 were $111,001, $59,539, and $24,099.
          l. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
          m. Earnings Per Share - The accompanying financial statements include earnings per share calculated as required by Financial Accounting Standards No. 128 Earnings Per Share which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the years ended December 31, 2000 and 1998 because of their anti-dilutive effect. The following is a computation of the weighted average shares outstanding for the years then ended:

                                                       2000            1999            1998
                                                       -----           -----           ----
                       Basic                         6,297,463       6,102,700       4,308,180
                       Effect of dilutive options            -         287,166               -
                                                     ---------       ---------       ---------
                       Diluted                       6,297,463       6,389,866       4,308,180
                                                     =========       =========       =========

          n. Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.
          o. Segments - The accompanying financial statements include segment disclosure as required by Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information, which expands and modifies disclosures but has no impact on consolidated financial position or results of operations or cash flows.
          p. Reclassification - Certain amounts from the prior years have been restated to conform to the current year's presentation. These reclassifications have no effect on previously reported income.
          q. New Accounting Pronouncements - In June, 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe there will be a significant impact on the Company upon adopting this standard.


3.       Inventory

         Inventory of the SM segment consists of the following:

                                                  December 31,
                                              2000            1999
                                             ------          ------
            Finished Goods              $    83,064     $    65,075
            Packaging Materials              37,208          39,523
            Raw Materials                    52,982          47,218
                                            -------         -------

            Total Inventory             $   173,254     $   151,816
                                        ===========     ===========

4.       Investment Securities

         At December 31, 2000 and 1999, we held investments in securities, which were classified as held-to-maturity. Fair values are based on quoted market prices.

                                                                                                   Unrealized
                                                           Amortized Cost        Fair Value       Gain / (Loss)
                                                           ---------------       -----------      -------------
 December 31, 2000
       Investment Securities - current
            U.S. Treasury Note - face value of
            $340,000 - interest at 5.500% - due
            August 31, 2001                                $     339,873       $     339,575      $     (298)

            U.S. Treasury Note - face value of
            $200,000 - interest at 6.125% - due
            December 31, 2001                                    199,551             201,188            1,637

            U.S. Treasury Note - face value of
            $5,000,000 - interest at 5.875% - due
            November 30, 2001                                  4,987,274           5,014,050           26,776
                                                           -------------       --------------     -----------
       Total Investment Securities - current              $    5,526,698      $    5,554,813      $    28,115

       Investment Securities - non-current
            U.S. Treasury Note - face value of
            $2,355,000 - interest at 5.750% - due
            October 31, 2002                              $    2,348,531      $    2,376,336      $    27,805

            U.S. Treasury Note - face value of
            $2,550,000 - interest at 5.750% - due
            October 31, 2002                                   2,542,140           2,573,108           30,968
                                                           -------------       --------------     -----------
       Total Investment Securities - non-current          $    4,890,671      $    4,949,444      $    58,773
                                                           -------------       --------------     -----------

       Total Investment Securities                        $   10,417,369      $   10,504,257      $    86,888
                                                         ===============      ==============      ===========


 December 31, 1999
       Investment Securities - current
            U.S. Treasury Note - face value of
            $5,000,000 - interest at 4.000% - due
            October 31, 2000                              $    4,975,200      $    4,917,200     $   (58,000)

       Investment Securities - non-current
            U.S. Treasury Note - face value of
            $340,000 - interest at 5.500% - due
            August 31, 2001                                      339,681             335,964           (3,717)
                                                           -------------       --------------     -----------
       Total Investment Securities                        $    5,314,881      $    5,253,164      $   (61,717)
                                                          ==============      ==============      ============

5.       Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                     December 31,
                                               2000                1999
                                               ----                ----

 Land                                     $     90,000        $     90,000
 Building and Improvements                     371,683             325,480
 Machinery and Equipment                     1,642,882           1,258,856
 Furniture and Fixtures                         93,777              84,954
                                          ------------        ------------

 Total Property, Plant and Equipment         2,198,342            1,759,290

 Less:    Accumulated Depreciation             938,706             667,659
                                          ------------        ------------

 Net Property, Plant and Equipment       $   1,259,636      $    1,091,631
                                         =============       =============

         Depreciation expense charged to operations was $271,047, $239,205 and $184,149 for the years ended December 31, 2000, 1999, and 1998 respectively.


6.       Exclusive License Agreement

         On April 10, 2000, Sentigen Corp. entered into a license agreement with Columbia University for an exclusive worldwide right to Columbia's patent applications and other proprietary rights in the areas of insect chemosensation and olfaction. One provision of the agreement called for us to contribute a minimum of $1,000,000 must be contributed into Sentigen Corp. within one year of the date of the agreement or the Company must be involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of our private placement in November 2000 where we raised aggregate proceeds of $5,183,004.

         Another provision of the agreement calls for a minimum of $50,000 per six month period or $100,000 per annual period must be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years or the Company must be involved in active negotiations to raise $1,000,000 in additional funding. In consideration of the license, Columbia was issued 75,000 shares of our stock and will receive royalties of 1% of the net sales of any licensed products or services.

7.       Research Grants

         The SM division is the recipient of a NIH Federal Phase II Grant for $757,532. The work performed under this grant covers the period from July 1998 to August 2001. The MCS division is the recipient of a NIH Federal Phase I Grant for $100,270. The work performed under this grant covers the period from June 1999 to May 2000. For the years ended December 31, 2000, 1999 and 1998 we recognized grant revenue which was exactly offset by the respective costs incurred to perform the research defined by the grants as follows:
                                                        December 31,
                                                        ------------
                                           2000           1999          1998
                                           -----          -----         ----
           SM NIH Grant revenue         $  177,846    $  265,699    $ 139,824
           MCS NIH Grant revenue            44,613        15,338            -
                                           -------       -------    ---------
           Total NIH Grant revenue
                                           222,459      281,037       139,824
           NIH Grant costs incurred       (222,459)    (281,037)     (139,824)
                                         ---------    ---------     ---------
           Net effect on the Company's
             Statements of Operations
              for the Years then ended  $       -   $        -      $      -
                                        =========   ==========      ========

         We are currently in the process of receiving additional time to complete the work covered by the NIH Federal Phase I grant.

8.       Retirement Plan

         During 1999, we adopted a 401(k) retirement plan for all eligible employees who meet certain eligibility criteria such as age, term of employment, etc. Eligible employees may elect to contribute to the plan a portion of their gross salary (subject to federal tax law). Our Company does not make matching contributions to the plan.

9.       Long-Term Debt

Long-term debt consists of the following:

                                                             December 31,
                                                          2000          1999
                                                          -----         ----

Mortgage Payable - payable in 240 monthly
installments of $2,610 to February,
2017, including a variable interest rate
Which is adjusted every three years
(2000 rate was 9.5%) - Secured by our
building in Phillipsburg, New Jersey                 $  266,847     $  272,864

Notes Payable - bank - payable in 60 monthly
installments Of $2,132 to April, 2002,
including interest at 10% - Guaranteed by
two stockholders and secured by a stockholder's
personal residence                                       35,796         52,598

Notes Payable - bank - payable in 60 monthly
installments Of $7,223 to August, 2002, including
interest At 8.75% - unsecured                           268,289        323,406

Notes payable - bank - we received a commitment to
Borrow up to $500,000 over 5 years at an interest
rate of 8.75% per annum to finance equipment
purchases for Sentigen Corp. We borrowed $240,000
under this agreement.                                   201,056             -
                                                       --------       -------

Total Long Term Debt                                    771,988       648,868

Less: Current maturities                               (136,987)      (88,761)
                                                      ---------       --------

Net Long Term Debt                                  $   635,001    $  560,107
                                                    ===========    ==========

         Principal maturities of long-term debt over the next five years are as follows:

December 31,                 2001                         $  136,987
                             2002                            224,343
                             2003                             52,295
                             2004                             55,957
                             2005                             60,745
Thereafter                                                   241,661
                                                          ----------
Total Long Term Debt                                      $  771,988
                                                          ==========

10.      Stockholder Loans

         Five stockholders and one of their related parties advanced $500,000, in aggregate, to the Company during 1997. The promissory notes bear 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As the promissory notes bear a below market rate of interest, additional interest was imputed on the notes to approximate our current available financing rate of 10%.

         As a result of the CMT merger, the above loans' maturity dates were accelerated to May 1, 2000. The imputed interest was adjusted in 1998, as a result of the maturity date acceleration thereby reducing the discount by $58,909. This was charged to additional paid-in capital as an adjustment to the original $120,199 credited to additional paid-in capital in 1997 which related to the purchase of stock.

         During 1999, the stockholders agreed to extend the above loans' maturity date to May 1, 2001. The imputed interest has been adjusted as a result of the maturity date extension thereby increasing the discount by $18,694. This amount was added to additional paid-in capital as an adjustment to the original $120,199 (as adjusted by $58,909 in 1998) credited to additional paid-in capital in 1997, which related to the purchase of stock.

         At December 31, 2000, the balance of stockholder loans, net of unamortized discount of $8,926, is $580,449.


11.      Commitments

         In May, 1997, we entered into an employment agreement with Thomas Livelli, a Director and CMT's President/CEO. The agreement is for an initial term of three years at an annual base compensation of $135,000 and contains a provision for an automatic one-year extension, unless written notice is received by either party. In January 2001 we increased Mr. Livelli's annual base compensation to $150,000.

         In May, 1999, we entered into an employment agreement with Joseph K. Pagano ("Pagano") to serve as our president. This replaces the consulting agreement that we had with Pagano which was terminated at the same time. The agreement is for an initial term of one year at an annual base compensation of $85,000 and contains a provision for an automatic one-year extension. This agreement was extended to May 2001. In March 2001 we increased Mr. Pagano's annual base compensation to $175,000.

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

                                       Before After
                                       Modification      Modification
                                       -------------     -------------
 Expected life of options                 2 years          5 years
 Risk-free interest rate                    5%                5%
 Volatility of stock                       158%              158%
 Expected dividend yield                     -                -

12.      Leases

         Our lease commitments consist primarily of leases on laboratory and office facilities. These leases are all accounted for as operating type leases. We have from time to time leased administrative office equipment under operating type leases. The lease commitments for these leases are not considered material.

         We lease approximately 980 square feet of administrative office space for use by the Board of Directors and Executive Officers of our Company at 434 East Cooper Street, Aspen, Colorado 81611. Our rental expense for this property was $32,929 for the year ended December 31, 2000. This lease expires April 30, 2001. We are currently in negotiations to extend the term of this lease. The remainder of this lease calls for rental payments, exclusive of operating expenses of $11,076.

         CMT leases approximately 750 square feet of administrative office space at 445 Marshall Street, Phillipsburg, New Jersey 08865. We lease this property on a month to month basis. Our rental expense for the administrative office space for the year ended December 31, 2000 was $12,000. Our current lease rate is $1,000 per month.

         On May 1, 2000, Sentigen Corp. acquired a lease to use laboratory space at Columbia University in New York City for two years with the option to renew for an additional two years. The lease agreement calls for rental payments, exclusive of operating expenses, as follows:

For the year ending December 31,     2001               $     65,813
                                     2002                     39,054
                                                        ------------
Total Lease Commitment for Sentigen Corp.               $    104,867
                                                        ============

         On March 22, 2001, CMT signed a 3-year lease for approximately 3,000 square feet of laboratory space at 418 Industrial Drive, North Wales, PA 19454. This space is to accommodate growth opportunities for CMT's HTS applications and assay development services. Rental expense on this property is $1,500 per month.

For the year ending December 31,     2001             $     12,000
                                     2002                   18,000
                                     2003                   18,000
                                                      ------------
Total Lease Commitment for CMT                        $     48,000
                                                      ============

13.      Income Taxes

         There was no current or deferred federal income tax provision for the years ended December 31, 2000, 1999, and 1998. Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss
         (NOL) and tax credit carryforwards. The significant components of deferred tax assets are as follows:

                                                                             December 31,
                                                                             ------------
                                                                      2000          1999           1998
                                                                      ----          ----           ----
          Net Operating Loss Carryforward                         $  386,000     $  342,000    $  444,000
          Depreciation and Other Temporary Differences                (8,000)        (7,000)       21,000
                                                                  ----------     ----------    ----------
          Total Deferred Tax Assets                                  378,000        335,000       465,000
          Less:  Valuation allowance                                 378,000        335,000       465,000
                                                                 -----------     ----------     ---------
          Net Deferred Tax Assets                                $         -     $        -    $        -
                                                                 ===========     ==========    ==========

         We believe that, it is not more likely than not, that the remaining deferred tax assets will be realized and have therefore, provided a valuation allowance for the entire balance.

         The provision for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows:

                                                                             December 31,
                                                                             ------------
                                                                     2000          1999           1998
                                                                     ----          ----           ----
          At Statutory Rates                                      $ (45,000)     $  218,000   $ (238,000)
                (Benefit) of net operating loss carryforward
                not previously recognized                                 -        (199,000)           -

                Decrease in beginning of year valuation
                allowance due to changes in circumstances
                reflecting on the realization of deferred tax
                assets                                                    -         (19,000)           -

                Loss for which no benefit was recorded               45,000               -      238,000
                State income taxes                                   74,322               -            -
                                                                  ---------      ----------    ---------

          Provision for income taxes                              $  74,322      $       -    $        -
                                                                  =========      =========    ==========

         The Company has available to offset future income taxes a net operating loss of $1,090,168 as follows:

             Expiration                                              Amount
             ----------                                              ------
              May 31,                            2012                218,749
              December 31,                       2012                  6,328
                                                 2013                778,092
                                                 2015                 86,999
                                                                 -----------
              Total Net Operating Losses                         $ 1,090,168
                                                                 ===========

14.      Percentage-of-Completion

                  The following is a summary of assets and liabilities related to long-term contracts which are recognized on the percentage-of-completion basis:

                                                        December 31,
                                                        2000           1999
                                                        -----          ----
 Contract Receivables
       Billed - contracts in progress                $  425,246    $  371,518
       Unbilled services (work-in-progress)             159,613       109,809
                                                     ------------------------
                                                        584,859       481,327
       Less:  Allowance for doubtful collections
                  on contract receivables                15,000        15,000
                                                    -------------------------
                                                    $  569,859     $  466,327
                                                    -------------------------

 Unearned Revenue
       Costs incurred on contracts in progress      $  563,029     $  329,637
       Estimated earnings                              452,234        339,412
                                                    ------------------------
                                                     1,015,263        669,049
       Less:  Billings to date                         939,409        613,700
                                                    -------------------------
                                                    $   75,854     $   55,349
                                                    -------------------------

       Included in the accompanying balance
       sheets under the following captions:
            Unbilled services                       $  159,613     $  109,809
            Unearned revenue                           (83,759)       (54,460)
                                                    -------------------------
                                                    $   75,854     $   55,349
                                                    -------------------------

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


15.      Stock Option Plan

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

         During the year ended December 31, 2000 we adopted the 2000 Performance Equity Plan (the "Performance Equity Plan") which provides for grants and options to purchase up to 2,000,000 shares of Common Stock. Under the Performance Equity Plan, options may be granted to employees, directors, consultants, agents and other persons deemed valuable to the Company or any of its subsidiaries. The Performance Equity Plan permits our Board of Directors or the Committee of the Performance Equity Plan to issue incentive stock options (ISO's) as defined in Section 422 of the Internal Revenue Code (the "Code") and stock options that do not conform to the requirements of that code section ("non-ISOs"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section
         422) 10% or more of the outstanding stock of our Company or any subsidiary (a "10% stockholder"), the exercise price may not be less than 110% of the market value of the Common Stock at the time of grant.

         Under the Performance Equity Plan, the committee may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. The Performance Equity Plan is administered by the Board of Directors and may be administered by a committee chosen by the Board of Directors. Subject to the provisions of the Performance Equity Plan, the Board of Directors or such Committee, as applicable, have the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by option holders upon exercise of an option may be made (as determined by the Board of Directors or the Committee) in cash, or, in certain instances, by shares of Common Stock. No more than 200,000 shares in the aggregate may be granted to any one holder in any one calendar year under the Performance Equity Plan.

         The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if we had accounted for our stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                                 2000         1999
                                                 ----         ----
                Assumptions:
                   Expected life of options    5 years      5 years
                   Risk free interest rate       6%            5%
                   Volatility of stock          162%          172%
                   Expected dividend yield       0%            0%

         The weighted average fair value of the options granted during 2000 and 1999 was $4,913,380 and $42,038, respectively. Had the fair value of the options been amortized to expense over the related service period, the pro forma impact on earnings of the stock-based compensation for the options under the provision would have been as follows:


                                                    2000         1999
                                                    ----         ----
                Net Income (Loss):
                     As reported                 $(126,715)    $ 641,114
                     Pro forma                   $(333,041)    $ 540,514

                Diluted Earnings Per Share:
                     As reported                 $   (0.02)    $    0.10
                     Pro forma                   $   (0.05)    $    0.08

         In accordance with SFAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding assumptions. In actuality, our stock options do not trade on a secondary exchange and, therefore, the employees and directors cannot derive any benefit from holding the stock options under these plans without an increase in the market price of our stock. Such an increase in stock price would benefit all stockholders commensurately. As discussed in Note 11, we extended the termination date of options previously granted to our President.

         In addition to the options granted to employees, we granted 345,000 options to members of our Scientific Advisory Board. Members of the Scientific Advisory Board are retained under consulting agreements by our Company and are not considered employees of our Company. We recognized non-cash compensation cost of $213,728 based on the fair value of the options issued, amortized over the respective consulting periods.

         Presented below is a summary of stock option plan activity for the years shown:

                                                       Wtd. Avg.                 Wtd. Avg.
                                                       Exercise     Options      Exercise
                                           Options       Price    Exercisable     Price
                                          --------       -----    -----------   --------
      Balance at December 31, 1997         144,000     $  0.28       28,800      $  0.28
        Granted                            293,000        0.95
        Transferred through merger         257,000        1.49
        Exercised                           (7,200)       0.28
        Cancelled                          (28,800)       0.28
                                          --------

      Balance at December 31, 1998         658,000        1.05      468,200      $  1.16
        Granted                             44,250        1.00
        Exercised                                -
        Cancelled                           (9,620)       1.00
                                           -------

      Balance at December 31, 1999         692,630        1.05      539,866      $  1.12
        Granted                            854,850        6.04
        Exercised                           (2,980)       1.00
        Cancelled                          (11,200)       1.64
                                          --------

      Balance at December 31, 2000       1,533,300        3.83      732,960      $  1.75
                                         =========

         The following summarizes information for options currently outstanding and exercisable at December 31, 2000:

                                      Options Outstanding          Options Exercisable
                                      --------------------         -------------------
                                      Weighted      Weighted                   Weighted
                                       Average       Average                   Average
                                      Remaining     Exercise                  Exercise
     Exercise Prices       Number        Life          Price        Number       Price
     ----------------     -------     ---------     --------        ------    --------
          $0.28              108,000      1          $  0.28          86,400   $   0.28
           0.75              290,000      1             0.75         257,000       0.75
           1.00               29,050      8             1.00           5,810       1.00
           1.63              217,000      3             1.63         217,000       1.63
            .81               14,250      9             1.81               -       1.81
           2.00               18,000      2             2.00          18,000       2.00
           2.25               25,000      1             2.25          25,000       2.25
           5.00              495,000      5             5.00         123,750       5.00
           6.00               30,000     10             6.00               -       6.00
           6.25              107,000      8             6.25               -       6.25
           9.00              200,000      8             9.00               -       9.00
                          ----------                               ---------
                           1,533,300   3.74             3.83         732,960       1.75
                          ==========                               =========

16.      Segment Information

         We operate through our two wholly owned subsidiaries, CMT and Sentigen Corp. CMT is evaluated on the performance of its two divisions, MCS and SM. Sentigen Corp. was formed in February 2000 and is engaged in research and development. We consider MCS, SM and Sentigen Corp. as our three separate and distinct reportable operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We account for inter-segment sales and transfers, if any, as if the transactions were to third parties, that is at current market prices.

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

                                                               December 31,
                                                               ------------
                                                   2000             1999             1998
                                                   -----            -----            ----
        Contract Revenue and Sales
              MCS                              $  3,115,178     $  2,456,687      $   930,686
              SM                                  1,704,432        1,529,902        1,238,343
              Sentigen                                    -                -                -
                                             ------------------------------------------------
                                               $  4,819,610     $  3,986,589      $ 2,169,029
                                             ------------------------------------------------
        Income (Loss) Before Taxes
              MCS                              $    675,361     $    599,373      $  (678,341)
              SM                                    448,976          424,131          138,945
              Sentigen                             (671,096)               -                -
                                             ------------------------------------------------
                                               $    453,241     $  1,023,504      $  (539,396)
                                             ------------------------------------------------
        Depreciation and Amortization
              MCS                              $    158,189     $    165,558      $   137,795
              SM                                     72,284           64,421           41,383
              Sentigen                               41,866                -                -
                                             ------------------------------------------------
                                               $    272,339     $    229,979      $   179,178
                                             ------------------------------------------------
        Segment Assets
              MCS                              $  1,318,850     $  1,128,317      $   811,313
              SM                                    688,117          781,124          639,248
              Sentigen                              570,529                -                -
                                             ------------------------------------------------
                                              $   2,577,496     $  1,909,441      $ 1,450,561
                                             ------------------------------------------------
        Expenditures for Long-Lived Assets
              MCS                             $     126,669     $   202,885      $   264,896
              SM                                     74,395         118,017           82,277
              Sentigen                              237,988               -                -
                                             ------------------------------------------------
                                              $     439,052     $   320,902      $   347,173
                                             ------------------------------------------------

         Essentially all revenue earned for the years ended December 31, 2000, 1999, and 1998 by the Company are attributable to the United States, the Company's country of domicile. All long-lived assets of the Company are located in the United States.

         The following is a reconciliation of the contract revenues and sales, loss, interest income and expense, depreciation and amortization and assets segment items disclosed above to the amounts reported on the consolidated financial statements:

                                                                               December 31,
                                                                               ------------
                                                                     2000             1999             1998
                                                                     -----            -----            ----
        Contract Revenues and Sales of Goods
              Total contract revenues and Sales of
              Goods for reportable segments                     $  4,819,610     $  3,986,589     $  2,169,029

              Elimination of intersegment Contract Revenues
              and Sales of Goods                                     (90,107)         (70,008)         (41,796)
                                                                -----------------------------------------------
        Total Reported                                          $  4,729,503     $  3,916,581     $  2,127,233
                                                                -----------------------------------------------
        Income (Loss) Before Taxes
              Total income (loss) for reportable segments       $    453,241    $   1,023,504     $   (539,396)
              Corporate income (loss) unallocated
              to segments                                           (505,634)        (382,390)        (159,278)
                                                                -----------------------------------------------
        Total Reported                                          $    (52,393)   $     641,114    $    (698,674)
                                                                -----------------------------------------------
        Depreciation and Amortization
              Total depreciation and amortization for
              reportable segments                               $    272,339    $     229,979    $    179,178
              Corporate depreciation and amortization
              unallocated to segments                                 10,414            9,478           4,971
                                                                -----------------------------------------------
        Total Reported                                          $    282,753    $     239,457    $    184,149
                                                                -----------------------------------------------
        Assets
              Total assets for reportable segments              $  2,577,496    $   1,909,441    $  1,450,561
              Corporate assets unallocated to segments            10,842,413        5,519,241      10,375,122
                                                                ----------------------------------------------
        Total Reported                                          $ 13,419,909    $   7,428,682    $ 11,825,683
                                                                ----------------------------------------------

17.      Significant Customers and Concentrations of Credit Risk

         For the years ended December 31, 2000, 1999 and 1998, the Company had significant sales and receivable balances from major customers in the pharmaceutical and biotechnology industries as follows:

                                                                 December 31,
                                                                 ------------
                                      2000                          1999                          1998
                                      -----                         -----                         ----
                                            Percentage                    Percentage                    Percentage
                               Sales        of total         Sales        of total         Sales        of total
                               ------       ---------        ------       ---------        ------       --------
 Significant customer
       A.  MCS                $ 1,655,029      35%          $ 1,365,139      35%           $  241,000      11%
       B.  SM                           -       0%                    -       0%              280,000      13%
                              -----------      ---          -----------      ---           ----------     ----
                              $ 1,655,029      35%          $ 1,365,139      35%           $  521,000      24%
                              -----------      ---          -----------      ---           ----------     ----

                                                       December 31,
                                                       ------------
                                           2000                          1999
                                           -----                         ----
                                    Net                           Net
                                  Accounts      Percentage      Accounts      Percentage
                                 Receivable      of total      Receivable      of total
                                 -----------     ---------     -----------     --------
      Significant customer
                     A              $  237,892      35%        $      -            0%
                     B                       -       0%          249,205          39%
                     C                       -       0%           87,571          13%
                                    ----------      ---        ---------          ---
                                    $  219,851      35%        $ 336,776          52%
                                    ----------      ---        ---------          ---

         Net accounts receivable includes billed accounts receivable and unbilled services less unearned revenue.

         Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. We hold our cash at high credit quality institutions. At times, balances may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

18.      Private Placement

         In November 2000, we consummated a private offering in which we sold 863,834 shares of our common stock, at $6.00 per share, for aggregate gross proceeds of $5,183,044. The proceeds net of legal fees which were directly incurred in connection with this transaction, were $5,152,714.

         In connection with the private placement, we also issued warrants to Mr. Theodore M. Serure to purchase 44,810 shares of our common stock as compensation for introducing us to investors who purchased shares of common stock in the private placement. The warrant may be exercised at $6.00 per share until November 21, 2005. We will file a registration statement covering the resale of the common stock sold in the offering with the Securities and Exchange Commission by May 21, 2001, in accordance with the terms of the subscription agreements entered into with each investor. The resale of the shares of common stock underlying the warrant will also be registered on the registration statement we expect to file.

         19.      Unaudited Quarterly Results of Operations

                                                                  For the Quarters Ended
                                                                  ----------------------
                                                   December 31,   September 30,     June 30,       March 31,
                                                      2000            2000           2000            2000
                                                      -----           -----          -----           ----
 Revenue
       Contract revenue                            $  852,803      $  819,995     $  768,466      $  583,807
       Sale of goods                                  464,593         398,159        481,060         360,620
                                                    ----------      ----------     ----------        -------
                                                    1,317,396       1,218,154      1,249,526         944,427
                                                    ----------      ----------     ----------        -------
 Income After Direct Costs
       Contract revenue                               546,243         517,636        444,316         237,233
       Sale of goods                                  257,974         199,189        271,873         177,111
                                                    ----------      ----------     ----------        -------
                                                      804,217         716,825        716,189         414,344
                                                    ----------      ----------     ----------        -------
 Income (Loss) From Segment Operations
       Contract revenue                               254,020         245,429        175,955             (43)
       Sale of goods                                  154,569          84,118        146,618          63,671
       Sentigen                                      (254,460)       (228,301)      (188,335)              -
                                                    ----------      ----------     ----------        -------
                                                      154,129         101,246        134,238          63,628
                                                    ----------      ----------     ----------        -------
 Net income                                        $   59,888       $ (65,907)    $  (22,436)     $  (98,260)
                                                    =========        ========     ===========     ==========
 Net Income (Loss) per Share
       Basic                                       $     0.01       $   (0.01)    $        -      $    (0.02)
                                                   ==========       =========      ==========     ==========
       Diluted                                     $     0.01       $   (0.01)    $        -      $    (0.02)
                                                   ==========       =========      ==========     ==========

                                                                  For the Quarters Ended
                                                                  ----------------------
                                                   December 31,   September 30,     June 30,       March 31,
                                                      1999            1999           1999            1999
                                                      -----           -----          -----           ----
 Revenue
       Contract revenue                           $  693,182      $  720,008      $  448,857     $  542,706
       Sale of goods                                 427,966         397,458         367,471        318,933
                                                  ----------      ----------      ----------        -------
                                                   1,121,148       1,117,466         816,328        861,639
                                                  ----------      ----------      ----------        -------

 Income After Direct Costs
       Contract revenue                              416,756         430,923         185,425        314,171
       Sale of goods                                 229,905         199,748         198,535        149,175
                                                  ----------      ----------      ----------        -------
                                                     646,661         630,671         383,960        463,346
                                                  ----------      ----------      ----------        -------
 Income (Loss) From Segment Operations
       Contract revenue                              158,704         254,020          45,821        158,902
       Sale of goods                                 106,826         105,020         118,104         76,107
       Sentigen                                            -               -               -              -
                                                  ----------      ----------      ----------        -------
                                                     265,530         359,040         163,925        235,009
                                                  ----------      ----------      ----------        -------
 Net income                                       $  175,191     $   269,599     $    45,060     $  151,264
                                                  ==========     ===========     ===========     ==========
 Net Income (Loss) per Share
       Basic                                      $     0.04     $      0.04     $      0.01     $     0.02
                                                  ==========     ===========     ===========     ==========
       Diluted                                    $     0.03     $      0.04     $      0.01     $     0.02
                                                  ==========     ===========     ===========     ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SENTIGEN HOLDING CORP.


Dated:   March 26, 2001
                                       By:  /s/ Fredrick B. Rolff
                                           -----------------------
                                            Fredrick B. Rolff,
                                            Chief Financial Officer, Treasurer,
                                            Secretary and Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

             Signature                    Title                      Date
             ---------                    -----                      ----
/s/ Joseph K. Pagano
-------------------------   President and Chairman of the
Joseph K. Pagano            Board                               March 26, 2001

/s/ Fredrick B. Rolff       Chief Financial Officer, Treasurer,
------------------------    Secretary and Vice President
Fredrick B. Rolff           (Principal Financial Officer and
                            Principal Accounting Officer)       March 26, 2001

/s/ Thomas Livelli
-------------------------   Director and President and Chief
Thomas Livelli              Executive Officer of CMT            March 26, 2001

/s/ Frederick R. Adler
-------------------------
Frederick R. Adler          Director                            March 26, 2001

/s/ Brett Fialkoff
-------------------------
Brett Fialkoff              Director                            March 26, 2001

/s/ Joel M. Pearlberg
-------------------------
Joel M. Pearlberg           Director                            March 26, 2001

/s/ Samuel A. Rozzi
-------------------------
Samuel A. Rozzi             Director                            March 26, 2001

                                  EXHIBIT INDEX

                                                                        Incorporated
   Exhibit                                                              By Reference            No. in
    Number                         Description                          From Document          Document        Page
---------------  -------------------------------------------------  ----------------------  ----------------  -------
3.1              Certificate of Incorporation, as amended                     A             Exhibit 3.1

3.2              By-laws of the Company                                       A             Exhibit 3.2

4.1              Form of Subscription Agreement between the                   B             Exhibit 4
                 Company and each Investor

4.2              Warrant Agreement between Theodore Serure and               --                  --        Filed herewith
                 the Company

10.1             1990 Stock Option Plan                                       A             Exhibit 10.1

10.2             Consulting Agreement dated July 2, 1991, among               C             Exhibit 10.2
                 the Company, Prime Cellular of Florida, Inc.
                 and Joseph K. Pagano (the "Consulting
                 Agreement")

10.3             Amendment to Consulting Agreement                            C             Exhibit 10.3

10.4             Agreement and Plan of Merger, dated as of May                D             Exhibit 2.1
                 14, 1996, by and among the Company, Prime
                 Cellular Acquisition Corp., Bern Associates,
                 Inc. and the stockholders of Bern

10.5             Registration Rights Agreement, dated June 10,                D             Exhibit 10.1
                 1996, between Registrant and the Bern
                 Stockholders

10.6             Escrow Agreement, dated June 10, 1996, between               D             Exhibit 10.2
                 Registrant and the Bern Stockholders

10.7             Indemnification Agreement, dated June 10, 1996               D             Exhibit 10.3
                 between Registrant and the Bern Stockholders

10.8             Form of Amendment to Merger Agreement, dated                 E             Exhibit 10.9
                 June 11, 1997

10.9             Form of Settlement Agreement, dated August 28,               E             Exhibit 10.10
                 1997

10.10            Agreement and Plan of Merger, dated as of May                F             Exhibit 2
                 29, 1998, by and among the Company, CMT
                 Acquisition Corp., Cell & Molecular
                 Technologies, Inc. and the stockholders of Cell
                 & Molecular Technologies, Inc.

10.11            Mortgage dated February 6, 1997, with respect                G             Exhibit 10.11
                 to premises  located at 580 Marshall Street,
                 Phillipsburg, NJ 08865, assumed by the Company
                 in connection with the CMT Merger



                                                                        Incorporated
   Exhibit                                                              By Reference            No. in
    Number                         Description                          From Document          Document        Page
---------------  -------------------------------------------------  ----------------------  ----------------  -------
10.12            Form of Employment Agreement  dated May 22,                  G             Exhibit 10.12
                 1997 between Cell & Molecular Technologies,
                 Inc. and Thomas Livelli

10.13            Form of Amendment to Employment Agreement dated              H             Exhibit 10.13
                 as of May 29, 1998 between Cell & Molecular
                 Technologies, Inc. and Thomas Livelli

10.14            Employment Agreement between Joseph K. Pagano                I             Exhibit 10.14
                 and the Company

10.15            Employment Agreement between Kevin Lee and                   J             Exhibit 10.15
                 Sentigen Corp.

10.16            Option Agreement between the Company and Kevin               J             Exhibit 10.16
                 Lee

21               List of Subsidiaries                                         I             Exhibit 21

23.1             Consent of Auditors                                         --                   --        Filed herewith

99               Risk Factors                                                --                   --        Filed herewith


A.        Company's Registration Statement on Form S-18 (Registration No.
          3-35537-NY)

B.        Company's Report on Form 8-K for event dated November 21, 2000.

C.        Company's Annual Report on Form 10-K for the fiscal year ended May 31,
          1992.

D.        Company's Report on Form 8-K dated June 11, 1996.

E.        Company's Annual Report on Form 10-K for the fiscal year ended May 31,
          1997.

F.        Company's Report on Form 8-K for the event dated May 29, 1998.

G.        Company's Report on Form 10-K for the fiscal year ended December 31,
          1998.

H.        Company's Report on Form 10-K/A for the fiscal year ended December 31,
          1998.

I.        Company's Report on Form 10-K for the fiscal year ended December 31,
          1999.

J.        Company's Report on Form 10-Q for the quarter ended March 31, 2000.