Form 10-Q
period 2001-03-31
SENTIGEN HOLDING CORP
filed 2001-05-15
CIK 864890

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001

                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from_____________________to_____________________

                         Commission file number: 0-18700


                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                        9995                13-3570672
-------------------------------  -------------------------  ----------------
(State or Other Jurisdiction of  (Primary Standard          (I.R.S. Employer
 Incorporation or Organization)  Industrial Classification   Identification
                                      Code Number)                Number)

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


As of May 14, 2001, the registrant had outstanding 7,146,274 shares of its Common Stock, $.01 par value.


Documents Incorporated By Reference:  None

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                         ----

PART I.    Financial Information......................................    3

Item 1.    Financial Statements.......................................   F-1

           Consolidated Financial Statements

              Balance Sheets
                March 31, 2001 (Unaudited) and December 31, 2000.....    F-1

              Statements of Operations (Unaudited)
                For the Three Months Ended, March 31, 2001 and 2000..    F-2

              Statements of Cash Flows (Unaudited)
                For the Three Months Ended, March 31, 2001 and 2000..    F-3

           Notes to Consolidated Financial Statements (Unaudited).... F-4 - F-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results or Operations.......................    11

PART II.  OTHER INFORMATION..........................................    13

Item 2.    Changes in Securities and Use of Proceeds.................    13
Item 6.    Exhibits and Reports on From 8-K..........................    13

SIGNATURES                                                               14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------
           SENTIGEN HOLDING CORP. AND SUBSIDIARIES
           Consolidated Balance Sheets

                                                    (Unaudited)
                                                      March 31,      December 31,
                                                        2001            2000
                                                        ----            ----
Assets
     Current Assets
         Cash                                       $    189,493   $    281,547
         Investment securities                         5,530,284      5,526,698
         Accounts receivable - net of allowance
            for doubtful accounts of $20,000
            for 2001 and 2000                            751,117        634,838
         Unbilled services                                35,700        159,613
         Inventory                                       197,856        173,254
         Accrued interest receivable                     218,591         84,459
         Prepaid expenses                                 39,478         34,935
                                                       ---------      ---------
                                                       6,962,519      6,895,344
                                                       ---------      ----------

     Property, plant and equipment                     2,310,252      2,198,342
     Less:  Accumulated depreciation                   1,011,256        938,706
                                                       ---------    ------------
                                                       1,298,996      1,259,636
                                                       ---------    -----------
     Other Assets
         Investment securities                         4,892,599      4,890,671
         Security deposits                                 5,500          1,000
         Deferred financing costs - net of
            accumulated amortization of
            $1,508 and $1,295 for 2001
            and 2000, respectively                         9,073          9,286
         License costs - net of accumulated
            amortization of $16,542 and
            $11,028 for 2001 and 2000, respectively      358,458        363,972
                                                     -----------    -----------
                                                       5,265,630      5,264,929
                                                     -----------    ------------
Total Assets                                        $ 13,527,145   $ 13,419,909
                                                     ===========    ===========
Liabilities and Stockholders' Equity
     Current Liabilities
         Stockholder loans - net of unamortized
            discount of $2,385 and $8,926
            for 2001 and 2000, respectively         $    593,240   $    580,449
         Current maturities of long term debt            141,495        136,987
         Accounts payable and accrued expenses           523,693        392,572
         Customer deposits                               177,994        239,342
         Unearned revenue                                  6,800         83,759
                                                          ------         ------
                                                       1,443,222      1,433,109
     Long-term debt - net of current maturities          595,413        635,001
                                                        --------        -------
                                                       2,038,635      2,068,110
                                                       ---------     ----------
     Stockholders' Equity
         Preferred Stock - $.01 par value,
            5,000,000 shares authorized - none issued          -              -
         Common Stock - $.01 par value,
            20,000,000 shares authorized,
            7,046,674 and 7,020,514 shares
            issued and outstanding in 2001
            and 2000, respectively                        70,467         70,205
         Additional paid-in capital                   11,774,497     11,567,709
         Accumulated (deficit)                          (356,454)      (286,115)
                                                      ----------      ---------
                                                      11,488,510     11,351,799
                                                      ----------      ---------
Total Liabilities and Stockholders' Equity          $ 13,527,145     13,419,909

See notes to consolidated financial statements.

           SENTIGEN HOLDING CORP. AND SUBSIDIARIES
            Consolidated Statements of Operations

                                                             (Unaudited)
                                                     For the Three Months Ended
                                                     --------------------------
                                                       March 31,      March 31,
                                                         2001          2000
                                                      -----------   -----------
Revenue
    Molecular cell science                            $ 1,036,783   $   583,807
    Specialty media                                       470,975       360,620
                                                         --------       -------

                                                        1,507,758       944,427
                                                       ----------       -------
Direct Costs
    Molecular cell science                                421,023       314,846
    Specialty media                                       193,034       168,695
                                                         --------       -------

                                                          614,057       483,541
                                                         --------       -------
Income After Direct Costs
    Molecular cell science                                615,760       268,961
    Specialty media                                       277,941       191,925
                                                         --------       -------

                                                          893,701       460,886
                                                         --------       -------
Operating Expenses
     Selling, general and administrative costs            362,190       340,915
     Research and development                             189,341             -
     Corporate overhead                                   272,421       198,034
     Stock based compensation                             148,700             -
     Depreciation and amortization                         78,277        58,948
                                                          -------        ------

                                                        1,050,929       597,897
                                                       ----------       -------

Income (Loss) From Operations                            (157,228)     (137,011)
                                                        ---------     ---------

Interest income (expense), net                            129,734        38,751
                                                         --------        ------

Income (Loss) before Provision for Income Taxes           (27,494)      (98,260)

Provision for Income Taxes                                 42,845             -
                                                          -------      --------

Net Income (Loss)                                        $(70,339)     $(98,260)
                                                         ========      ========

Net Income (Loss) per Share
     Basic                                               $  (0.01)     $  (0.02)
                                                         ========      ========

     Diluted                                             $  (0.01)     $  (0.02)
                                                         ========      ========

See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
 Consolidated Statements of Cash Flow

                                                                        (Unaudited)
                                                               For the Three Months Ended
                                                               --------------------------
                                                           March 31, 2001      March 31, 2000
                                                           --------------      --------------
 Cash Flows from Operating Activities
       Net income (loss)                                    $     (70,339)     $     (98,260)
       Adjustments to reconcile net income (loss)
            to net cash provided by (used for)
            operating activities:
                 Depreciation                                      72,550             58,885
                 Amortization                                       5,727                 63
                 Accrued interest on stockholder
                   loans                                           12,788             11,722
                 Stock based compensation
                                                                  148,700                  -
       (Increase) decrease in:
                 Accrued interest on investment
                   securities                                    (139,646)           (55,607)
                 Accounts receivable                             (116,279)           100,111
                 Unbilled services                                123,913            (56,347)
                 Inventory                                        (24,602)           (24,419)
                 Prepaid expenses
                                                                   (4,543)             3,936
       Increase (decrease) in:
                 Accounts payable and accrued
                  expenses                                        131,121            136,126
                 Customer deposits                                (61,348)           128,493
                 Unearned revenue                                 (76,959)             5,710
                                                             -------------     -------------
                                                                    1,083            210,413
                                                             -------------     -------------
 Cash Flows from Investing Activities
       Acquisitions of property and equipment                    (111,910)           (95,716)
       Purchase of investment securities                                -           (199,125)
       Payment of security deposit                                 (4,500)                 -
                                                             -------------     -------------
                                                                 (116,410)          (294,841)
                                                             -------------     -------------
 Cash Flows from Financing Activities
       Repayments of long term debt                               (35,077)           (21,242)
       Cash received from stock option exercises                   58,350                  -
                                                             -------------     -------------
                                                                   23,273            (21,242)
                                                             -------------     -------------
 Increase (Decrease) in Cash                                      (92,054)          (105,670)

 Cash - beginning                                                 281,547            125,954
                                                             -------------     -------------
 Cash - ending                                              $     189,493      $      20,284
                                                             -------------     -------------

 Supplemental Disclosures of Cash Flow Information
       Cash paid during the year:
                 Interest                                          13,099            14,763
                 Income taxes                                           -              (855)

 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Unaudited)
-------------------------------------------------------------------------------

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

         CMT operates through two divisions -- Molecular Cell Science ("MCS") and Specialty Media ("SM"). MCS provides contract R&D services and High Throughput Screening (HTS) applications and services to companies engaged in the drug discovery process. SM develops, manufactures, markets and sells specialty cell culture media, reagents and other research products.

         The operations of Sentigen Corp. are reflected as research and development in our Consolidated Statements of Operations. Sentigen Corp's operations during the three months ended March 31, 2001 consisted entirely of research and development.

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


2.       Unaudited Interim Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

3.       Reclassification

         Certain amounts from the prior periods have been restated to conform to the current presentation. These reclassifications have no effect on previously reported income periods.

4.       Segment Information

         We operate through our two wholly-owned subsidiaries, CMT and Sentigen Corp. CMT is evaluated on the performance of its two divisions, MCS and SM. Sentigen Corp. is engaged in research and development. We consider MCS, SM and Sentigen Corp. as our three separate and distinct reportable operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We account for inter- segment sales and transfers, if any, as if the transactions were to third parties, that is at current market prices.

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

                                                           For the Three Months Ended
                                                           --------------------------
                                                           March 31,         March 31,
                                                             2001              2000
                                                            -----              ----
           Contract Revenue and Sales of Goods
                 MCS                                      $ 1,049,697       $  610,718
                 SM                                           470,975          360,620
                 Sentigen                                           -                -
                                                         -------------      -----------
                                                         $  1,520,672       $  971,338
                                                         -------------      -----------

           Income (Loss) from Operations
                 MCS                                     $    303,264       $       (43)
                 SM                                           157,488            63,671
                 Sentigen                                    (342,959)                -
                                                         -------------      -----------
                                                         $    117,793       $    63,628
                                                         -------------      -----------

           Depreciation and Amortization
                 MCS                                     $     49,082       $    37,910
                 SM                                            12,014            18,434
                 Sentigen                                      14,581                 -
                                                         -------------      -----------
                                                         $     75,677       $    56,344
                                                         -------------      -----------

           Segment Assets
                 MCS                                     $  1,187,134       $ 1,516,996
                 SM                                           873,336           783,595
                 Sentigen                                     579,640                 -
                                                         -------------      -----------
                                                         $  2,640,110       $ 2,300,591
                                                         -------------      -----------

           Acquisitions of property and equipment
                 MCS                                     $     95,153      $    90,236
                 SM                                            11,198            5,480
                 Sentigen                                       5,559                -
                                                         -------------      ----------
                                                         $    111,910      $    95,716
                                                         -------------      ----------

         The following is a reconciliation of the contract revenues and sales, loss, interest income and expense, depreciation and amortization and assets segment items disclosed above to the amounts reported in the consolidated financial statements:

                                                                  For the Three Months Ended
                                                                  --------------------------
                                                                   March 31,          March 31,
                                                                     2001               2000
                                                                    -----               ----
          Revenues
                Total revenues for reportable segments           $  1,520,672       $   971,338
                Elimination of intersegment revenues                  (12,914)          (26,911)
                                                                 -------------      -----------
          Total Reported                                         $  1,507,758       $   944,427
                                                                 -------------      -----------

          Income (Loss) From Operations
                Total income (loss) for reportable segments      $    117,793       $    63,628
                Corporate income (loss) unallocated
                to segments                                          (275,021)         (200,639)
                                                                 -------------      -----------
          Total Reported                                         $   (157,228)      $  (137,011)
                                                                 -------------      -----------

          Depreciation and Amortization
                Total depreciation and amortization for
                reportable segments                               $    75,677       $    56,344
                Corporate depreciation and amortization
                unallocated to segments                                 2,600            2,604
                                                                 -------------      -----------
          Total Reported                                          $    78,277       $    58,948
                                                                 -------------      -----------

          Assets
                Total assets for reportable segments              $ 2,640,110       $ 2,300,591
                Corporate assets unallocated to segments           10,887,035         5,290,640
                                                                  -----------       -----------
          Total Reported                                          $13,527,145       $ 7,591,231
                                                                  -----------       -----------


5.       Research Grants

         The SM division is the recipient of a NIH Federal Phase II Grant for $757,532. The work performed under this grant covers the period from July 1998 to August 2001. The MCS division is the recipient of a NIH Federal Phase I Grant for $100,270. The work performed under this grant covers the period from June 1999 to May 2000. For the three months ended March 31, 2001 and 2000 we recognized grant revenue which was exactly offset by the respective costs incurred to perform the research defined by the grants as follows:

                                                     For the Three Months Ended
                                                     --------------------------
                                                      March 31,     March 31,
                                                        2001          2000
                                                        -----         ----
          SM NIH Grant revenue                        $  42,158    $  58,886
          MCS NIH Grant revenue                               -       13,044
                                                      ---------    ---------
          Total NIH Grant revenue                        42,158      71,930
          NIH Grant costs incurred                      (42,158)    (71,930)
                                                      ---------    --------
          Net effect on our
             Statements of Operations for the
               three months then ended                $       -    $      -
                                                      =========    ========

         We are currently in the process of receiving additional time to complete the work covered by the NIH Federal Phase I grant.


6.       Earnings Per Share

         Basic income (loss) per share is calculated by dividing net income
         (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the three months ended March 31, 2001 and 2000 because of their anti-dilutive effect.


7.       Stock Option Plan

         During the year ended December 31, 2000 we adopted the 2000 Performance Equity Plan (the "Performance Equity Plan") which provides for grants and options to purchase up to 2,000,000 shares of Common Stock. Under the Performance Equity Plan, options may be granted to employees, directors, consultants, agents and other persons deemed valuable to us or any of our subsidiaries. The Performance Equity Plan permits our Board of Directors or the Committee of the Performance Equity Plan to issue incentive stock options (ISO's) as defined in Section 422 of the Internal Revenue Code (the "Code") and stock options that do not conform to the requirements of that code section ("non-ISOs"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section
         422) 10% or more of our outstanding stock or any subsidiary (a "10% stockholder"), the exercise price may not be less than 110% of the market value of the Common Stock at the time of grant.

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

8.       Leases

         Our lease commitments consist primarily of leases on laboratory and office facilities. These leases are all accounted for as operating type leases. We have from time to time leased administrative office equipment under operating type leases. The lease commitments for these leases are not considered material.

         We lease approximately 980 square feet of administrative office space for use by our Board of Directors and Executive Officers at 434 East Cooper Street, Aspen, Colorado 81611. We renewed this lease, effective May 1, 2001 for 2 years at a monthly rent of $2,800.

         CMT leases approximately 750 square feet of administrative office space at 445 Marshall Street, Phillipsburg, New Jersey 08865. We lease this property on a month to month basis. Our current lease rate is $1,000 per month.

         On March 22, 2001, CMT signed a 3-year lease for approximately 3,000 square feet of laboratory space at 418 Industrial Drive, North Wales, Pennsylvania 19454. This space is to accommodate growth opportunities for CMT's High Throughput Screening applications and assay development services. Rental expense on this property is $1,500 per month.

         We conduct Sentigen Corp.'s research and development activities from a leased facility totaling approximately 2,000 square feet at 3960 Broadway, New York, New York 10032. Our rental expense for the space was $38,391 for the year ended December 31, 2000. The lease expires in April, 2002, but contains extension options through May, 2003.

         We routinely evaluate our facilities for adequacy in light of our plans for growth in various geographic markets. We are currently in negotiations to lease an additional 6,500 square feet in Phillipsburg, New Jersey. Our plans may require us to lease additional facilities in the future.


9.       Inventory

         Inventory as of March 31, 2001 and 2000 and December 31, 2000 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory at March 31, 2001 and December 31, 2000 are as follows:

                                              March 31,        December 31,
                                                2001              2000
                                                ----              ----
                Finished goods              $    94,774      $    83,064

                Packaging materials              39,540           37,208

                Raw materials                    63,542           52,982

                Total inventory              $  197,856       $  173,254

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained herein which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our future growth and operating results; our ability to successfully integrate newly acquired business operations and personnel into our operations; changes in customer preferences; our ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws and changes in such laws and the administration of such laws; risks associated with government grants and funding of our customers' projects; dependence on certain significant customers; protection of trademarks and other proprietary rights, technological change; competitive factors; unfavorable general economic conditions. Actual results may vary significantly from such forward-looking statements. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

Results of Operations

Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000

         Revenue for the three months ended March 31, 2001 was $1,507,758 as compared to revenue of $944,427 for the three months ended March 31, 2000. This increase of $563,331 was as a result of a $110,355 or a 31% increase in sales of goods and a $452,976 or a 78% increase in contract revenue.

         Sale of goods, through the SM Division, accelerated during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 as a result of three factors: (i) a more effective sales and marketing program,
(ii) increased business from companies private labeling our media and (iii) an increased use by our customers of our cell line based products.

         Contract revenue growth, through the MCS Division, was attributable to more aggressive High Throughput Screening programs employed by our customers. These programs are running with extended screening times which require more diverse cell lines, additional products and support from the MCS division. We also hired a business development director in the second quarter of 2000, and as a result of increased sales and marketing efforts, our portfolio of contracts has increased.

         Income after direct costs for the three months ended March 31, 2001 was $893,701 as compared to income after direct costs of $460,886 for the three months ended March 31, 2000. This increase in income after direct costs is the result of a $346,799 or 129% increase from MCS and a $86,016 or 45% increase from SM. These increases are attributable to the sales of higher margin products and services in the first quarter ended March 31, 2001 as compared to March 31, 2000.

         Operating expenses for the three months ended March 31, 2001 were $1,050,929 as compared to $597,897 for the three months ended March 31, 2000. This $453,032 or 76% increase is primarily attributable to: (i) increased headcount and sales and marketing activity at CMT, (ii) research and development activities at Sentigen Corp. which was inactive in the first quarter of 2000,
(iii) non-cash, stock based compensation of the scientific advisory board which we did not incur in the first quarter of 2000, (iv) increased corporate overhead primarily due to higher administrative costs, and (v) higher depreciation due to our capital expenditures in connection with the formation of Sentigen Corp.

         Interest income, net of interest expenses increased by $90,983, which is directly attributable to the investment of proceeds from our November 2000 private placement.

Liquidity and Capital Resources

         At March 31, 2001 we had $189,493 in cash and working capital of $5,519,297. During the three months ended March 31, 2001 we financed our operations through working capital.

         Sentigen Corp. was formed in February of 2000 and is focusing completely on research and development activities. Our licensing agreement with The Trustees of the Columbia University in New York calls for us to contribute a minimum of $1,000,000 into Sentigen Corp. within one year of the date of the agreement or we must be involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of our private placement in November.

         Another provision of the agreement calls for a minimum of $50,000 per six month period or $100,000 per annual period to be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must be involved in active negotiation to raise $1,000,000 in additional funding. We believe that we have enough capital resources to meet the financial requirements of this provision for the year 2001.

         Five stockholders and one of their related parties advanced $500,000, in aggregate, to us during 1997. The promissory notes bear 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As a result of the CMT merger, the above loans' maturity dates were accelerated to May 1, 2000. During 1999, the stockholders agreed to extend the above loans' maturity date to May 1, 2001. The stockholders have indicated their willingness to extend the maturity date of the loans until September 1, 2001. We are currently in discussions with the stockholders regarding the terms of such extension. At March 31, 2001, the balance of stockholder loans, net of unamortized discount of $2,385, is $593,240.

         We believe our financial resources will be sufficient to fund our operations and capital requirements for the foreseeable future. However, we may, in the future, deem it advisable to obtain additional debt or equity financing if interest rates and other terms are favorable.

PART II - OTHER INFORMATION


ITEM 2.  changes in securities and use of proceeds

         On January 23, 2001 we granted options to purchase an aggregate of 1,500 shares of common stock at an exercise price of $5.88 per share, to an employee pursuant to our 2000 Performance Equity Plan. These options vest and become exercisable in five equal annual installments, commencing on April 10, 2001. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration for this private transaction.

         On January 25, 2001 we granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $5.00 per share, to a member of our scientific advisory board, pursuant to our 2000 Performance Equity Plan, These options vest and become exercisable in 4 equal annual installments, commencing on the date of grant. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration for this private transaction.

         On March 15, 2001 we granted options to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, to an employee, pursuant to our 2000 Performance Equity Plan. These options vest and become exercisable in five equal annual installments, commencing on the date of grant. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration for this private transaction.

ITEM 6.  Exhibits and reports on form 8-k


(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SENTIGEN HOLDING CORP.



Dated:   May 15, 2001
                            By: /s/  Fredrick B. Rolff
                              --------------------------------
                              Fredrick B. Rolff,
                              Chief Financial Officer, Treasurer, Secretary and Vice President (Principal Financial Officer and Principal Accounting Officer)