Form 10-Q
period 2001-06-30
SENTIGEN HOLDING CORP
filed 2001-08-14
CIK 864890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             ------------------------------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from_____________________to_____________________

                         Commission file number: 0-18700


                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                            13-3570672
  ------------------------------------    --------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification
     Incorporation or Organization)                  Number)

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


As of August 13, 2001 the registrant had outstanding 7,147,324 shares of its Common Stock, $.01 par value.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I.    Financial Information......................................    F-1

Item 1.    Financial Statements.......................................    F-1

           Consolidated Financial Statements

                Balance Sheets
                      June 30, 2001 (Unaudited) and December 31, 2000.    F-1

                Statements of Operations (Unaudited)
                      For the Three and Six Months Ended, June 30,
                      2001 and 2000...................................    F-2

                Statements of Cash Flows (Unaudited)
                      For the Three and Six Months Ended, June 30,
                      2001 and 2000...................................    F-3

           Notes to Consolidated Financial Statements (Unaudited)..... F-4 - F-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     13

PART II.  OTHER INFORMATION...........................................     16

Item 2.    Changes in Securities and Use of Proceeds..................     16
Item 6.    Exhibits and Reports on Form 8-K...........................     16

SIGNATURES ...........................................................     17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

 SENTIGEN HOLDING CORP. AND SUBSIDIARIES
 Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                   June 30,        December 31,
                                                                     2001              2000
                                                                  ------------    ------------
  Assets
       Current Assets
           Cash                                                   $  675,006     $  281,547
           Investment securities                                   5,533,912      5,526,698
           Accounts receivable - net of allowance for doubtful
            accounts of $20,000 for 2001 and 2000, respectively      857,780        634,838
           Unbilled services                                          47,116        159,613
           Inventory                                                 221,412        173,254
           Accrued interest receivable                                81,966         84,459
           Prepaid expenses                                          125,190         34,935
                                                                 ------------    ----------
                                                                   7,542,382      6,895,344

       Property, plant and equipment                               2,644,199      2,198,342
       Less:  Accumulated depreciation                             1,102,189        938,706
                                                                  ------------    ----------
                                                                   1,542,010      1,259,636
       Other Assets
           Investment securities                                   4,894,548      4,890,671
           Security deposits                                           4,000          1,000
           Deferred financing costs - net of accumulated
              amortization of $1,756 and $1,295 for 2001
              and 2000, respectively                                  11,904          9,286
           License costs - net of accumulated amortization
              of $22,056 and $11,028 for 2001 and 2000,
              respectively                                           352,944        363,972
                                                                  -----------    ----------
                                                                   5,263,396      5,264,929
                                                                  -----------    ----------
  Total Assets                                                   $14,347,788    $13,419,909
                                                                 ===========    ===========
  Liabilities and Stockholders' Equity
       Current Liabilities
           Stockholder loans - net of unamortized discount
              of $6,695 and $8,926 for 2001 and 2000,
              respectively                                       $   601,875    $   580,449
           Current maturities of long term debt                      144,794        136,987
           Accounts payable and accrued expenses                     850,313        392,572
           Customer deposits                                         287,064        239,342
           Unearned revenue                                            4,995         83,759
                                                                  -----------    ----------
                                                                   1,889,041      1,433,109
       Long-Term debt - net of current maturities                    866,881        635,001
                                                                  -----------    ----------
                                                                   2,755,922      2,068,110
                                                                  -----------    ----------
       Stockholders' Equity
           Preferred Stock - $.01 par value, 5,000,000 shares
              authorized - none issued                                     -              -
           Common Stock - $.01 par value, 20,000,000 shares
              authorized, 7,147,324 and 7,020,514 shares issued
              and outstanding in 2001 and 2000, respectively          71,473         70,205
           Additional paid-in capital                             11,909,470     11,567,709
           Accumulated (deficit)                                    (389,077)      (286,115)
                                                                  -----------    ----------
                                                                  11,591,866     11,351,799
                                                                  -----------    ----------
  Total Liabilities and Stockholders' Equity                     $14,347,788    $13,419,909
                                                                 ===========    ===========

  See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                                (Unaudited)                            (Unaudited)
                                                         For the Three Months Ended               For the Six Months Ended
                                                         ---------------------------              ------------------------
                                                       June 30, 2001      June 30, 2000       June 30, 2001       June 30, 2000
                                                       -------------     ---------------      -------------       -------------
 Revenue
       Molecular cell science                          $  1,105,334        $   768,466        $  2,142,118       $  1,352,273
       Specialty media                                      520,898            481,060             991,873            841,680
                                                         ----------         ----------          ----------         ----------
                                                          1,626,232          1,249,526           3,133,991          2,193,953
                                                         ----------         ----------          ----------         ----------
 Direct Costs
       Molecular cell science                               373,894            292,422             794,916            607,268
       Specialty media                                      186,892            194,373             379,927            363,068
                                                         ----------         ----------          ----------         ----------
                                                            560,786            486,795           1,174,843            970,336
                                                         ----------         ----------          ----------         ----------
 Income After Direct Costs
       Molecular cell science                               731,440            476,044           1,347,202            745,005
       Specialty media                                      334,006            286,687             611,946            478,612
                                                         ----------         ----------          ----------         ----------
                                                          1,065,446            762,731           1,959,148          1,223,617
                                                         ----------         ----------          ----------         ----------
 Operating Expenses
       Selling, general and administrative costs            450,380            367,692             812,574            694,203
       Research and development                             240,453            121,154             426,828            169,742
       Corporate overhead                                   321,770            171,101             594,188            334,952
       Stock based compensation                              86,929             71,243             235,629             71,243
       Depreciation and amortization                         96,696             69,974             174,972            128,921
                                                         ----------         ----------          ----------         ----------
                                                          1,196,228            801,164           2,244,191          1,399,061
                                                         ----------         ----------          ----------         ----------
 Loss From Operations                                     (130,782)           (38,433)           (285,043)          (175,444)
                                                         ----------         ----------          ----------         ----------
 Interest income (expense), net                            142,681             38,342             269,448             77,093
                                                         ----------         ----------          ----------         ----------

 Income (Loss) before Provision for Income Taxes            11,899               (91)            (15,595)           (98,351)

 Provision for Income Taxes                                 44,522             22,345              87,367             22,345
                                                         ----------         ----------          ----------         ----------
 Net Loss                                              $   (32,623)       $   (22,436)       $   (102,962)      $   (120,696)
                                                       ============       ============       =============      =============

 Net Loss per Share
       Basic                                           $      0.00        $      0.00         $     (0.01)       $     (0.02)
                                                       ============       ============        ============       ============

       Diluted                                         $      0.00        $      0.00         $     (0.01)       $     (0.02)
                                                       ============       ============        ============       ============

Basic and Diluted Weighted Average of Common
      Shares Outstanding                               $ 7,096,999        $ 6,116,200         $ 7,071,504        $ 6,103,700
                                                      =============      =============       =============      =============

 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

                                                                                      (Unaudited)
                                                                               For the Six Months Ended
                                                                               ------------------------
                                                                           June 30, 2001      June 30, 2000
                                                                           -------------      -------------
 Cash Flows from Operating Activities
       Net loss                                                              $   (102,962)       $  (120,696)
       Adjustments to reconcile net loss
            to net cash provided by (used for)
            operating activities:
                 Depreciation and amortization                                    174,972            128,921
                 Accrued interest on stockholder loans                             21,426             23,703
                 Stock based compensation                                         235,629             71,243
      Changes in operating
        assets and liabilities:
                 Accrued interest on investment securities                          2,493            (13,641)
                 Accounts receivable                                             (222,942)           (18,465)
                 Unbilled services                                                112,497            (32,531)
                 Inventory                                                        (48,158)            (3,473)
                 Prepaid expenses                                                 (90,255)           (15,358)
                 Accounts payable and
                   accrued expenses                                               457,741             11,595
                 Customer deposits                                                 47,722            182,919
                 Unearned revenue                                                 (78,764)            42,499
                                                                                 --------           --------
                                                                                  509,399            256,716
                                                                                 --------           --------
 Cash Flows from Investing Activities
       Acquisitions of property and equipment                                    (445,857)          (331,606)
       Purchase of investment securities                                          (11,091)          (149,703)
       Payment of security deposit                                                 (3,000)                 -
                                                                                 --------           --------

                                                                                 (459,948)          (481,309)
                                                                                 --------          ---------
 Cash Flows from Financing Activities
       Borrowings on bank loans, net of financing costs                           311,588            237,500
       Repayments of long term debt                                               (74,980)           (52,378)
       Proceeds from stock option exercises                                       107,400                  -
                                                                                 --------          ---------

                                                                                  344,008            185,122
                                                                                 --------          ---------

 Increase (Decrease) in Cash                                                      393,459            (39,471)

 Cash - beginning                                                                 281,547            125,954
                                                                                 --------          ---------

 Cash - ending                                                                $   675,006         $   86,483
                                                                              -----------         ----------

 Supplemental Disclosures of Cash Flow Information
       Cash paid during the year:
                 Interest                                                     $   29,459         $    30,165
                                                                              ==========         ===========
                 Income taxes                                                 $   54,867         $    33,185
                                                                              ==========         ===========
       Non-cash investing and financing activities
            Common stock issued for license                                   $       -          $   375,000
                                                                              ==========         ===========

 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, June 30, 2001 (Unaudited)
-------------------------------------------------------------------------------

1.       Organization and Nature of Operations

         We are a holding company conducting business through two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. ("CMT") and Sentigen Corp. CMT is comprised of a contract research organization that provides contract research and development (R&D) services, and a research products organization that provides cell culture media and reagents and other research products to companies engaged in the drug discovery process. Sentigen Corp. is involved in scientific research to develop environmentally sound approaches to prevent insect crop damage and the spread of human diseases by impacting insect behavior.

         CMT currently operates through two divisions -- Molecular Cell Science ("MCS") and Specialty Media ("SM"). MCS provides contract R&D services and High Throughput Screening (HTS) applications and services to companies engaged in the drug discovery process. SM develops, manufactures, markets and sells specialty cell culture media, reagents and other research products.

         The operations of Sentigen Corp. are reflected as research and development in our Consolidated Statements of Operations. Sentigen Corp's operations, since its inception in February 2000, consist entirely of research and development.

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

2.       Significant Accounting Policies

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000 and our quarterly report on Form 10-Q for the quarter ended March 31, 2001.

3.       Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS
         141), "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board also approved for issuance Statement of Financial Accounting Standards No 142 (SFAS
         142), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We do not expect SFAS 242 to have a material effect on our financial position or results of operations.

4.       Reclassification

         Certain amounts from the prior periods have been restated to conform to the current presentation. These reclassifications have no effect on previously reported income.

5.       Segment Information

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

                                                              For the Three Months Ended
                                                              --------------------------
                                                              June 30,         June 30,
                                                               2001              2000
                                                               -----             ----
               Contract Revenue and Sales of Goods
                     MCS ("Contract revenue")                 $ 1,121,529      $  781,526
                     SM ("Sales of goods")                        520,898         481,060
                     Sentigen                                           -               -
                                                             ------------      ----------
                                                              $ 1,642,427      $1,262,586
                                                             ------------      ----------

               Income (Loss) from Segment Operations
                     MCS                                      $   332,726      $  175,955
                     SM                                           192,806         146,618
                     Sentigen                                    (331,361)       (187,302)
                                                              -----------      ----------
                                                              $   194,171      $  135,271
                                                              -----------      ----------
               Depreciation and Amortization
                     MCS                                      $    51,271      $   37,910
                     SM                                            18,434          26,393
                     Sentigen                                      15,849          11,027
                                                              -----------      ----------
                                                              $    93,513      $   67,371
                                                              -----------      ----------

(Table continued on next page)

(Table continuation)
                                                              For the Six Months Ended
                                                              ------------------------
                                                              June 30,           June 30,
                                                               2001                2000
                                                               -----               ----
               Contract Revenue and Sales of Goods
                     MCS ("Contract revenue")                 $2,171,227       $1,392,244
                     SM ("Sales of goods")                       991,873          841,680
                     Sentigen                                          -                -
                                                              -----------      ----------
                                                              $3,163,100       $2,233,924
                                                              -----------      ----------

               Income (Loss) from Segment Operations
                     MCS                                      $  635,990       $  175,912
                     SM                                          350,294          210,289
                     Sentigen                                   (671,352)        (221,487)
                                                              -----------      ----------
                                                              $  314,932       $  164,714
                                                              -----------      ----------

                                                              For the Six Months Ended
                                                              ------------------------
                                                              June 30,           June 30,
                                                                2001               2000
                                                               -----               ----
              Depreciation and Amortization
                     MCS                                      $  100,352       $   75,820
                     SM                                           36,868           38,405
                     Sentigen                                     30,428           11,027
                                                              -----------      ----------
                                                              $  169,185      $   123,715
                                                              -----------      ----------

                                                              June 30,        December 31,
                                                                2001               2000
                                                               -----               ----
               Segment Assets
                     MCS                                      $1,499,244       $1,318,850
                     SM                                          938,274          688,117
                     Sentigen                                    647,512          570,529
                                                              -----------      ----------
                                                              $3,085,030       $2,577,496
                                                              -----------      ----------

         The following is a reconciliation of the revenues, income (loss) from operations, depreciation and amortization and assets segment items disclosed above to the amounts reported in the consolidated financial statements:

                                                              For the Six Months Ended
                                                              ------------------------
                                                              June 30,           June 30,
                                                               2001                2000
                                                               -----               ----
               Revenues
                     Total revenues for reportable segments  $1,642,427        $1,262,586
                     Elimination of intersegment revenues       (16,195)         (13,060)
                                                             -----------       ----------
               Total Reported                                $1,626,232        $1,249,526
                                                             -----------       ----------

               Income (Loss) From Operations
                     Total income (loss) for reportable
                        segments                             $  194,171        $  135,271
                     Corporate income (loss) unallocated
                        to segments                            (324,953)         (173,704)
                                                             -----------       ----------
               Total Reported                                $ (130,782)       $  (38,433)
                                                             -----------       ----------


(Table continued on next page)

(Table continuation)
               Depreciation and Amortization
                     Total depreciation and amortization
                       for reportable segments               $   93,513        $   67,371
                     Corporate depreciation and amortization
                       unallocated to segments                    3,183             2,603
                                                             -----------       ----------
               Total Reported                                $   96,696        $   69,974
                                                             -----------       ----------

                                                             For the Six Months Ended
                                                             ------------------------
                                                              June 30,          June 30,
                                                                2001              2000
                                                               -----             ----
               Revenues
                     Total revenues for reportable segments  $3,163,100        $2,233,924
                     Elimination of intersegment revenues       (29,109)          (39,971)
                                                             ----------        ----------
               Total Reported                                $3,133,991        $2,193,953
                                                             ----------        ----------

               Income (Loss) From Operations
                     Total income (loss)for reportable
                       segments                             $  314,932         $  164,714
                     Corporate income (loss) unallocated
                       to segments                            (599,975)          (340,158)
                                                             ----------        ----------
               Total Reported                               $ (285,043)        $ (175,444)
                                                             ----------        ----------

               Depreciation and Amortization
                     Total depreciation and amortization for
                       reportable segments                  $  169,185         $  123,715
                     Corporate depreciation and amortization
                       unallocated to segments                   5,787              5,206
                                                             ----------        ----------
               Total Reported                               $  174,972         $  128,921
                                                             ----------        ----------

                                                              June 30,        December 31,
                                                                2001              2000
                                                               -----             ----
               Assets
                     Total assets for reportable segments   $3,085,030         $2,577,496
                     Corporate assets unallocated to
                       segments                             11,262,758         10,842,413
                                                            ----------         ----------
               Total Reported                              $14,347,788        $13,419,909
                                                           -----------        -----------


6.       Research Grants

         The SM division is the recipient of a NIH Federal Phase II Grant for $757,532. The work performed under this grant covers the period from July 1998 to August 2001. The MCS division is the recipient of a NIH Federal Phase I Grant for $100,270. The work performed under this grant covers the period from June 1999 to May 2000. For the three and six months ended June 30, 2001 and 2000 we recognized grant revenue which was exactly offset by the respective costs incurred to perform the research defined by the grants as follows:

                                                                For the Three Months Ended
                                                                --------------------------
                                                                 June 30,       June 30,
                                                                   2001          2000
                                                                   -----         ----
                  SM NIH Grant revenue                          $  56,050      $  31,900
                  MCS NIH Grant revenue                                 -         31,569
                                                                ---------      ---------
                  Total NIH Grant revenue                          56,050         63,469
                  NIH Grant costs incurred                        (56,050)       (63,469)
                                                                ---------      ---------
                  Net effect on our
                       Statements of Operations for the
                         three months then ended                $       -      $       -
                                                                =========      =========


                                                                 For the Six Months Ended
                                                                 ------------------------
                                                                 June 30,       June 30,
                                                                   2001          2000
                                                                  -----          ----
                  SM NIH Grant revenue                           $  98,208     $  90,786
                  MCS NIH Grant revenue                                  -        44,613
                                                                 ---------     ---------
                  Total NIH Grant revenue                           98,208       135,399
                  NIH Grant costs incurred                         (98,208)     (135,399)
                                                                 ---------     ---------
                  Net effect on our
                       Statements of Operations for the
                         Six months then ended                  $       -      $      -
                                                                =========      =========

         We are currently in the process of receiving additional time to complete the work covered by the NIH Federal Phase I grant.


7.       Earnings Per Share

         Basic income (loss) per share is calculated by dividing net income
         (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the three and six months ended June 30, 2001 and 2000 because of their anti-dilutive effect.


8.       Stock Option Plan

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

         Under the Performance Equity Plan, the board of directors or committee may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. The Performance Equity Plan is administered by the Board of Directors and may be administered by a committee chosen by the Board of Directors. Subject to the provisions of the Performance Equity Plan, the Board of Directors or such Committee, as applicable, have the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by option holders upon exercise of an option may be made (as determined by the Board of Directors or the Committee) in cash, or, in certain instances, by shares of Common Stock. No more than 200,000 shares in the aggregate may be granted to any one holder in any one calendar year under the Performance Equity Plan.

9.       Leases

         Our lease commitments consist primarily of leases on laboratory and office facilities. These leases are all accounted for as operating type leases. We have from time to time leased administrative office equipment under operating type leases. The lease commitments for these leases are not considered material.

         We lease approximately 980 square feet of administrative office space for use by our Board of Directors and Executive Officers at 434 East Cooper Street, Aspen, Colorado 81611. We renewed this lease, effective May 1, 2001 for two years at a monthly rent of $2,800.

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

         We conduct Sentigen Corp.'s research and development activities from a leased facility totaling approximately 2,000 square feet at 3960 Broadway, New York, New York 10032. Our rental expense for the space was $38,391 for the year ended December 31, 2000. The lease expires in April 2002, but contains extension options through May 2003. In June 2001, Sentigen Corp. signed a 1 year lease for approximately 1,500 additional square feet of office space at the 3960 Broadway location. Our rental expense is $2,500 per month.

         We routinely evaluate our facilities for adequacy in light of our plans for growth in various geographic markets. We are currently in negotiations to lease an additional 6,500 square feet in Phillipsburg, New Jersey. Our plans may require us to lease additional facilities in the future.


10.      Inventory

         Inventory as of June 30, 2001 and December 31, 2000 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory at June 30, 2001 and December 31, 2000 are as follows:

                                              June 30         December 31,
                                                2001              2000
                                                ----              ----
                Finished goods               $  120,382       $   83,064
                Packaging materials              36,364           37,208
                Raw materials                    64,666           52,982
                                             ----------       ----------
                Total inventory              $  221,412       $  173,254
                                             ==========       ==========

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

Results of Operations

Comparison of Three Months Ended June 30, 2001 to Three Months Ended
June 30, 2000

         Revenue for the three months ended June 30, 2001 was $1,626,232 as compared to revenue of $1,249,526 for the three months ended June 30, 2000. This increase of $376,706 was the result of a $336,868 or a 44% increase in the revenues of the MCS division and a $39,838 or a 8% increase in the revenue of the SM division.

         Revenue growth through the MCS Division, was attributable to more aggressive High Throughput Screening programs employed by our customers. These programs are running with extended screening times which require more diverse cell lines, additional products and support from the MCS division. We also hired a business development director in the second quarter of 2000, and as a result of increased sales and marketing efforts, our portfolio of contracts has increased.

         Revenue growth through the SM Division, was attributable to three factors: (i) a more effective sales and marketing program, (ii) increased business from companies private labeling our media and (iii) an increased use by our customers of our cell line based products.

         Income after direct costs for the three months ended June 30, 2001 was $1,065,446 as compared to income after direct costs of $762,731 for the three months ended June 30, 2000. This increase in income after direct costs is the result of a $255,396 or 54% increase from MCS and a $47,319 or 17% increase from SM. These increases are attributable to the sales of higher margin products and services in the second quarter ended June 30, 2001 as compared to June 30, 2000.

         Operating expenses for the three months ended June 30, 2001 were $1,196,228 as compared to $801,164 for the three months ended June 30, 2000. This $395,064 or 49% increase is primarily attributable to: (i) increased capacity, headcount and sales and marketing activity at CMT, (ii) increased headcount and research and development activities at Sentigen Corp., (iii) increased non-cash, stock based compensation of the scientific advisory board,
(iv) increased corporate overhead primarily due to higher legal and personnel costs, and (v) higher depreciation due to our capital expenditures in connection with CMT's new leased facility.

         Interest income, net of interest expenses increased by $104,339, which is directly attributable to the investment of proceeds from our November 2000 private placement.

Results of Operations

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

         Revenue for the six months ended June 30, 2001 was $3,133,991 as compared to revenue of $2,193,953 for the six months ended June 30, 2000. This increase of $940,038 was the result of a $789,845 or a 58% increase in the revenues of the MCS division and a $150,193 or a 18% increase in the revenue of the SM division.

         Revenue growth through the MCS Division, was attributable to more aggressive High Throughput Screening programs employed by our customers. These programs are running with extended screening times which require more diverse cell lines, additional products and support from the MCS division. We also hired a business development director in the second quarter of 2000, and as a result of increased sales and marketing efforts, our portfolio of contracts has increased.

         Revenue growth through the SM Division, was attributable to three factors: (i) a more effective sales and marketing program, (ii) increased business from companies private labeling our media, and (iii) an increased use by our customers of our cell line based products.

         Income after direct costs for the six months ended June 30, 2001 was $1,959,148 as compared to income after direct costs of $1,223,617 for the six months ended June 30, 2000. This increase in income after direct costs is the result of a $602,197 or 81% increase from MCS and a $16,859 or 5% increase from SM. These increases are attributable to the sales of higher margin products and services in the six months ended June 30, 2001 as compared to June 30, 2000.

         Operating expenses for the six months ended June 30, 2001 were $2,244,191 as compared to $1,399,061 for the six months ended June 30, 2000. This $845,130 or 60% increase is primarily attributable to: (i) increased capacity, headcount and sales and marketing activity at CMT, (ii) increased headcount and research and development activities at Sentigen Corp., (iii) increased non-cash, stock based compensation of the scientific advisory board,
(iv) increased corporate overhead primarily due to higher legal and personnel costs, and (v) higher depreciation due to our capital expenditures in connection with CMT's new leased facility.

         Interest income, net of interest expenses increased by $192,355, which is directly attributable to the investment of proceeds from our November 2000 private placement.

Liquidity and Capital Resources

         At June 30, 2001 we had $675,006 in cash and working capital of $5,653,341. During the six months ended June 30, 2001 we financed our operations primarily through working capital and we financed capital expenditures through bank loans.

         During the second quarter of 2001 we leased approximately 3,000 square feet of laboratory space to accommodate growth opportunities for CMT's High Throughput Screening applications and assay development services. In connection with this new facility CMT borrowed $254,668 under a $720,000 loan commitment to finance capital equipment expenditures. We are required to pay interest at the prime rate plus 50 basis points on principal amounts borrowed during the first year of the loan commitment. At the conclusion of the first year of the loan commitment (June 2002), a principal repayment schedule will be negotiated.

         In June 2001, Sentigen Corp. borrowed an additional $60,000 under its existing $500,000 loan commitment to finance equipment expenditures it plans to make in the third quarter of 2001. Sentigen Corp. now has $200,000 in available funds under this loan commitment.

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

         Another provision of the agreement calls for a minimum of $50,000 per six month period or $100,000 per annual period to be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must be involved in active negotiation to raise $1,000,000 in additional funding. We believe that we have enough capital resources to meet the financial requirements of this provision for the year 2001 and beyond.

         Five stockholders and one of their related parties advanced $500,000, in aggregate, to us during 1997. The promissory notes bear 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As a result of the CMT merger, the above loans' maturity dates were accelerated to May 1, 2000. During 1999, the stockholders agreed to extend the above loans' maturity date to May 1, 2001. The stockholders have indicated their willingness to extend the maturity date of the loans until September 1, 2001. We are currently in discussions with the stockholders regarding the terms of such extension. At June 30, 2001, the balance of stockholder loans, net of unamortized discount of $6,695, is $601,875.

         We believe our financial resources will be sufficient to fund our operations and capital requirements for the foreseeable future. However, we may, in the future, deem it advisable to obtain additional debt or equity financing if interest rates and other terms are favorable.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                                                   Consideration Received
                                                   and Description of                              If Option, Warrant
                                                   Underwriting or Other                           or Convertible
                                                   Discounts to Market                             Security, Terms of
                  Title of         Number Sold     Price Afforded to         Exemption from        Exercise or
Date of Sale      Security         or forfeited    Purchasers                Registration Claimed  Conversions
----------------- ---------------- --------------- ------------------------- --------------------- ----------------------
June 29, 2001     Common Stock      32,000         Options to purchase          4(2)                Vest in five equal
                                                   common stock awarded to                          annual installments
                                                   employees under 2000                             commencing on the
                                                   Performance Equity                               one year anniversary
                                                   Plan; no cash                                    of the date of hire.
                                                   consideration received
                                                   by the Company



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

     None

(b)      Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SENTIGEN HOLDING CORP.



Dated:   August 13, 2001
                                   By: /s/  Fredrick B. Rolff
                                      --------------------------------
                                   Fredrick B. Rolff,
                                   Chief Financial Officer, Treasurer,
                                   Secretary and Vice President (Principal
                                   Financial Officer and Principal Accounting
                                   Officer)