Form 10-Q
period 2001-09-30
SENTIGEN HOLDING CORP
filed 2001-11-14
CIK 864890

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        ________________________________

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from______________to________________

                         Commission file number: 0-18700


                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                  13-3570672
  ____________________________________         ________________________________
    (State or Other Jurisdiction of             (I.R.S. Employer Identification
     Incorporation or Organization)             Number)


                               580 Marshall Street
                         Phillipsburg, New Jersey 08865
                                 (908) 387-1673
________________________________________________________________________________

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


As of November 14, 2001 the registrant had outstanding 7,147,324 shares of its Common Stock, $.01 par value.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page

PART I.    Financial Information........................................................    F-1
Item 1.    Financial Statements.........................................................    F-1
           Consolidated Financial Statements
                Balance Sheets
                      September 30, 2001 (Unaudited) and December 31, 2000..............    F-1
                Statements of Operations (Unaudited)
                      For the Three and Nine Months Ended, September 30, 2001 and 2000..    F-2
                Statements of Cash Flows (Unaudited)
                      For the Nine Months Ended, September 30, 2001 and 2000............    F-3
           Notes to Consolidated Financial Statements (Unaudited).......................    F-4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................     13
PART II.   OTHER INFORMATION............................................................     16
Item 4.    Submissions of Matters to Vote of Security Holders...........................     16
Item 6.    Exhibits and Reports on Form 8-K.............................................     16

SIGNATURES..............................................................................     17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
________________________________________________________________________________

         SENTIGEN HOLDING CORP. AND SUBSIDIARIES
          Consolidated Balance Sheets
                                                                           (Unaudited)
                                                                            September 30,    December 31,
                                                                                2001             2000
                                                                            -----------      -----------
          Assets
                Current Assets
                    Cash                                                    $    31,430      $   281,547
                    Investment securities                                     5,197,564        5,526,698
                    Accounts receivable - net of allowance for doubtful
                       accounts of $20,000 for 2001 and 2000, respectively      769,741          634,838
                    Unbilled services                                            46,620          159,613
                    Inventory                                                   198,375          173,254
                    Accrued interest receivable                                 217,885           84,459
                    Prepaid expenses                                            133,273           34,935
                                                                            -----------      -----------
                                                                              6,594,888        6,895,344
                                                                            -----------      -----------

                Property, plant and equipment                                 2,787,396        2,198,342
                Less:  Accumulated depreciation                               1,206,122          938,706
                                                                            -----------      -----------
                                                                              1,581,274        1,259,636
                                                                            -----------      -----------
                Other Assets
                    Investment securities                                     4,896,518        4,890,671
                    Security deposits                                            12,117            1,000
                    Deferred financing costs - net of accumulated
                      amortization of $2,142 and $1,295 for 2001
                      and 2000, respectively                                     11,518            9,286
                    License costs - net of accumulated amortization
                      of $27,570 and $11,028 for 2001 and 2000,
                      respectively                                              347,430          363,972
                                                                            -----------      -----------
                                                                              5,267,583        5,264,929
                                                                            -----------      -----------
          Total Assets                                                      $13,443,745      $13,419,909
                                                                            ===========      ===========
          Liabilities and Stockholders' Equity
                Current Liabilities
                    Stockholder loans - net of unamortized discount
                          of $8,926 for 2000                                $         -      $   580,449
                    Current maturities of long term debt                        140,848          136,987
                    Accounts payable and accrued expenses                       549,482          392,572
                    Customer deposits                                           261,809          239,342
                    Unearned revenue                                             33,500           83,759
                                                                            -----------      -----------
                                                                                985,639        1,433,109

                Long-Term debt - net of current maturities                      986,935          635,001
                                                                            -----------      -----------
                                                                              1,972,574        2,068,110
                                                                            -----------      -----------
                Stockholders' Equity
                   Preferred Stock - $.01 par value, 5,000,000
                     shares authorized - none issued                                  -                -
                   Common Stock - $.01 par value, 20,000,000 shares
                     authorized, 7,147,324 and 7,020,514 shares
                     issued and outstanding in 2001 and 2000,
                     respectively                                                71,474           70,205
                    Additional paid-in capital                               11,965,966       11,567,709
                    Accumulated (deficit)                                      (566,269)        (286,115)
                                                                            -----------      -----------
                                                                             11,471,171       11,351,799
                                                                            -----------      -----------

          Total Liabilities and Stockholders' Equity                        $13,443,745      $13,419,909
                                                                            ===========      ===========

          See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
 Consolidated Statements of Operations

                                                         (Unaudited)                              (Unaudited)
                                                 For the Three Months Ended               For the Nine Months Ended
                                            --------------------------------------  ----------------------------------------
                                            September 30, 2001  September 30, 2000  September 30, 2001    September 30, 2000
                                            ------------------  ------------------  ------------------    ------------------
 Revenue
       Molecular cell science                    $    892,511        $   819,995           $3,034,628          $2,172,268
       Specialty media                                627,948            398,159            1,619,822           1,239,839
                                                  -----------        -----------           ----------          ----------

                                                    1,520,459          1,218,154            4,654,450           3,412,107
                                                  -----------        -----------           ----------          ----------
 Direct Costs
       Molecular cell science                         317,353            270,631            1,112,269             877,899
       Specialty media                                237,320            184,156              617,248             547,224
                                                  -----------        -----------           ----------          ----------

                                                      554,673            454,787            1,729,517           1,425,123
                                                  -----------        -----------           ----------          ----------
 Income After Direct Costs
       Molecular cell science                         575,158            549,364            1,922,359           1,294,369
       Specialty media                                390,628            214,003            1,002,574             692,615
                                                  -----------        -----------           ----------          ----------

                                                      965,786            763,367            2,924,933           1,986,984
                                                  -----------        -----------           ----------          ----------
 Operating Expenses
       Selling, general and administrative costs      512,693            348,524            1,325,267           1,042,727
       Research and development                       302,149            170,426              728,976             341,202
       Corporate overhead                             264,733            180,358              858,921             515,310
       Stock based compensation                        56,496             71,243              292,125             142,486
       Depreciation and amortization                  109,833             74,532              284,805             203,453
                                                  -----------        -----------           ----------          ----------

                                                    1,245,904            845,083            3,490,094           2,245,178
                                                  -----------        -----------           ----------          ----------

 Loss From Operations                                (280,118)           (81,716)            (565,161)           (258,194)
                                                  -----------        -----------           ----------          ----------

 Interest income, net of expense                      139,681             41,254              409,129             119,381
                                                  -----------        -----------           ----------          ----------

Loss before Provision for Income Taxes               (140,437)           (40,462)            (156,032)           (138,813)

 Provision for Income Taxes                            36,755             25,445              124,122              47,790
                                                  -----------        -----------           ----------          ----------

 Net Loss                                         $  (177,192)       $   (65,907)          $ (280,154)         $ (186,603)
                                                  ===========        ===========           ==========          ==========

 Net Loss per share
       Basic and diluted                          $     (0.02)       $     (0.01)          $    (0.04)         $    (0.03)
                                                  ===========        ===========           ==========          ==========

Weighted average shares outstanding
       Basic and diluted                            7,147,324          6,154,700            7,090,459           6,116,700
                                                  ===========        ===========           ==========          ==========

 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
 Consolidated Statements of Cash Flow

                                                                                  (Unaudited)
                                                                           For the Nine Months Ended
                                                                           -------------------------
                                                                    September 30, 2001     September 30, 2000
                                                                    ------------------     ------------------
 Cash Flows from Operating Activities
       Net loss                                                       $     (280,154)        $     (186,603)
       Adjustments to reconcile net loss
            to net cash provided by operating
            activities:
                 Depreciation                                                267,416                197,474
                 Amortization                                                 17,389                  5,979
                 Accrued interest on stockholder loans                        22,676                 35,947
                 Stock based compensation                                    292,125                142,486
       (Increase) decrease in:
                 Accrued interest receivable                                (133,426)               (69,408)
                 Accounts receivable                                        (134,903)               (16,235)
                 Unbilled services                                           112,993                (52,836)
                 Inventory                                                   (25,121)               (21,320)
                 Prepaid expenses                                            (98,338)               (23,565)
       Increase (decrease) in:
                 Accounts payable and accrued expenses                       156,910                168,925
                 Customer deposits                                            22,467                139,015
                 Unearned revenue                                            (50,259)                14,986
                                                                       --------------         -------------

                                                                             169,775                334,845
                                                                       --------------         -------------
 Cash Flows from Investing Activities
       Acquisitions of property and equipment                               (589,054)              (392,952)
       Purchase of investment securities                                     (16,713)              (149,703)
       Proceeds from maturities of investment securities                     340,000                      -
       Payment of security deposits                                          (11,117)                     -
                                                                       --------------         -------------

                                                                            (276,884)              (542,655)
                                                                       --------------         -------------
 Cash Flows from Financing Activities
       Borrowings on bank loans, net of financing costs                      461,258                237,000
       Repayments of long term debt                                         (711,667)               (93,353)
       Proceeds from stock option exercises                                  107,401                  2,000
                                                                       --------------         -------------

                                                                            (143,008)               145,647
                                                                       --------------         -------------

 Decrease in Cash                                                           (250,117)               (62,163)

 Cash - beginning                                                            281,547                125,954
                                                                       --------------         -------------

 Cash - ending                                                         $      31,430          $      63,791
                                                                       --------------         -------------

 Supplemental Disclosures of Cash Flow Information
       Cash paid during the year:
                 Interest                                              $      50,679          $      49,232
                                                                       ==============         =============
                 Income taxes                                          $      75,367          $      50,185
                                                                       ==============         =============
       Non-cash investing and financing activities
            Common stock issued for license                            $           -          $     375,000
                                                                       ==============         =============

 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, September 30, 2001       (Unaudited)
_______________________________________________________________________________

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

         The operations of Sentigen Corp. are reflected as research and development in our Consolidated Statements of Operations. Sentigen Corp's operations since its inception in February 2000 consist entirely of research and development.

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

2.       Significant Accounting Policies

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

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

         In June 2001, the Financial Accounting Standards Board also approved for issuance Statement of Financial Accounting Standards No 142 (SFAS

         142), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We do not expect SFAS 142 to have a material effect on our financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial statements.

         In October 2001, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of their entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

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

                                                  For the Three Months Ended
                                                  --------------------------
                                                 September 30,     September 30,
                                                     2001              2000
                                                     -----             ----
         Contract Revenue and Sales of Goods
              MCS ("Contract revenue")           $   947,985       $    858,194
              SM ("Sales of goods")                  628,219            398,159
              Sentigen                                     -                  -
                                                 -----------       ------------
                                                 $ 1,576,204       $  1,256,353
                                                 -------------     ------------
continued

                                                     For the Three Months Ended
                                                     --------------------------
                                                   September 30,     September 30,
                                                       2001              2000
                                                       -----             ----
            Income (Loss) from Segment Operations
                     MCS                           $    85,099       $    245,429
                     SM                                235,923             84,118
                     Sentigen                         (333,455)          (228,301)
                                                   -----------       -------------
                                                   $   (12,433)     $     101,246
                                                   -----------       -------------
            Depreciation and Amortization
                     MCS                           $    73,709      $      37,910
                     SM                                 16,201             18,434
                     Sentigen                           16,971             15,584
                                                   -----------      -------------
                                                   $   106,881      $      71,928
                                                   -----------      -------------


                                                     For the Nine Months Ended
                                                     -------------------------
                                                   September 30,     September 30,
                                                       2001              2000
                                                       ----              ----
            Contract Revenue and Sales of Goods
                     MCS ("Contract revenue")      $3,119,211       $   2,250,438
                     SM ("Sales of goods")          1,620,093           1,239,839
                     Sentigen                               -                   -
                                                   -----------      -------------
                                                   $4,739,304       $   3,490,277
                                                   -----------      -------------

            Income (Loss) from Segment Operations
                     MCS                           $  721,089       $     421,341
                     SM                               586,217             294,407
                     Sentigen                      (1,004,807)           (450,820)
                                                   -----------      -------------
                                                   $  302,499       $     264,928
                                                   -----------      -------------

                                                     For the Nine Months Ended
                                                     -------------------------
                                                   September 30,     September 30,
                                                       2001              2000
                                                       ----              ----
            Depreciation and Amortization
                     MCS                           $  174,061       $     113,729
                     SM                                54,606              55,301
                     Sentigen                          47,401              26,611
                                                   -----------      -------------
                                                   $  276,068       $     195,641
                                                   -----------      -------------

                                                   September 30,     December 31,
                                                        2001             2000
                                                        ----             ----
            Segment Assets
                     MCS                           $1,408,769       $   1,199,311
                     SM                               942,216             793,016
                     Sentigen                         606,682             570,529
                                                   -----------      -------------
                                                   $2,957,667       $   2,562,856
                                                   -----------      -------------

         The following is a reconciliation of the segment revenues, income
         (loss) from operations, depreciation and amortization and assets disclosed above to the amounts reported in the consolidated financial statements:

                                                                         For the Three Months Ended
                                                                         --------------------------
                                                                      September 30,     September 30,
                                                                          2001              2000
                                                                          -----             ----
               Revenues
                     Total revenues for reportable segments            $  1,576,204      $  1,256,353
                     Elimination of intersegment revenues                   (55,745)          (38,199)
                                                                       ------------      ------------
               Total Reported                                          $  1,520,459      $  1,218,154
                                                                       ------------      ------------

               Income (Loss) From Operations
                     Total income (loss) for reportable segments       $    (12,433)     $   101,246
                     Corporate income (loss) unallocated
                     to segments                                           (267,685)        (182,962)
                                                                       ------------      ------------
               Total Reported                                          $   (280,118)     $   (81,716)
                                                                       ------------      ------------

               Depreciation and Amortization
                     Total depreciation and amortization for
                     reportable segments                               $    106,881      $    71,928
                     Corporate depreciation and amortization
                     unallocated to segments                                  2,952            2,604
                                                                       ------------      ------------
               Total Reported                                          $    109,833      $    74,532
                                                                       ------------      ------------

                                                                         For the Nine Months Ended
                                                                         -------------------------
                                                                      September 30,     September 30,
                                                                          2001              2000
                                                                          ----              ----
               Revenues
                     Total revenues for reportable segments            $  4,739,304      $ 3,490,277
                     Elimination of intersegment revenues                   (84,854)         (78,170)
                                                                       ------------      -----------
               Total Reported                                          $  4,654,450      $ 3,412,107
                                                                       ------------      -----------

               Income (Loss) From Operations
                     Total income (loss) for reportable segments       $    302,499      $   264,928
                     Corporate income (loss) unallocated
                     to segments                                           (867,660)        (523,122)
                                                                       ------------      -----------
               Total Reported                                          $   (565,161)     $  (258,194)
                                                                       ------------      -----------

               Depreciation and Amortization
                     Total depreciation and amortization for
                     reportable segments                               $    276,068      $   195,641
                     Corporate depreciation and amortization
                     unallocated to segments                                  8,737            7,812
                                                                       ------------      -----------
               Total Reported                                          $    284,805      $   203,453
                                                                       ------------      -----------

                                                                       September 30,     December 31,
                                                                           2001              2000
                                                                           ----              ----
               Assets
                     Total assets for reportable segments              $  2,957,667      $  2,562,856

                     Corporate assets unallocated to segments            10,486,078        10,857,053
                                                                       ------------      ------------
               Total Reported                                          $ 13,443,745      $ 13,419,909
                                                                       ------------      ------------

6.       Research Grants

         The SM division is the recipient of a NIH Federal Phase II Grant for $757,532. The work performed under this grant covers the period from July 1998 to August 2001. The MCS division is the recipient of a NIH Federal Phase I Grant for $100,270. The work performed under this grant covers the period from June 1999 to May 2000. For the three and nine months ended September 30, 2001 and 2000 we recognized grant revenue which was exactly offset by the respective costs incurred to perform the research defined by the grants as follows:

                                                                        For the Three Months Ended
                                                                        --------------------------
                                                                       September 30, September 30,
                                                                           2001          2000
                                                                           ----          ----
                  SM NIH Grant revenue                                 $  105,362      $  45,102
                  MCS NIH Grant revenue                                         -              -
                                                                       ----------      ---------
                  Total NIH Grant revenue                                 105,362         45,102
                  NIH Grant costs incurred                               (105,362)       (45,102)
                                                                       ----------      ---------
                  Net effect on our
                       Statements of Operations for the
                         three months then ended                       $        -      $       -
                                                                       ==========      =========

                                                                       For the Nine Months Ended
                                                                       -------------------------
                                                                      September 30, September 30,
                                                                         2001            2000
                                                                         ----            ----
                 SM NIH Grant revenue                                  $  203,570      $  135,888
                 MCS NIH Grant revenue                                          -          44,613
                                                                       ----------      ----------
                 Total NIH Grant revenue                                  203,570         180,501
                 NIH Grant costs incurred                                (203,570)       (180,501)
                                                                       ----------      ----------
                 Net effect on our
                    Statements of Operations for the
                    Nine months then ended                             $        -      $        -
                                                                       ==========      ==========



         We received additional time to complete the work covered by the NIH Federal Phase I and Phase II grants.


7.       Earnings Per Share

         Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the three and nine months ended September 30, 2001 and 2000 because of their anti-dilutive effect.

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

         We conduct Sentigen Corp.'s research and development activities from a leased facility totaling approximately 2,000 square feet at 3960 Broadway, New York, New York 10032. Our rental expense for the space was $38,391 for the year ended December 31, 2000. The lease expires in April 2002, but contains extension options through May 2003. In June 2001, Sentigen Corp. signed a one year lease for approximately 1,500 additional square feet of office space at the 3960 Broadway location. Our rental expense for this additional square footage is $2,500 per month.

         We routinely evaluate our facilities for adequacy in light of our plans for growth in various geographic markets. We are currently in negotiations to lease an additional 6,500 square feet in Phillipsburg, New Jersey. Our plans may require us to lease additional facilities in the future.

10.      Inventory

         Inventory as of September 30, 2001 and December 31, 2000 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory at September 30, 2001 and December 31, 2000 are as follows:

                                              September 30,      December 31,
                                                  2001              2000
                                                  ----              ----
                 Finished goods               $  109,242       $   83,064
                 Packaging materials              30,978           37,208
                 Raw materials                    58,155           52,982
                                              ----------       ----------
                 Total inventory              $  198,375       $  173,254
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

Results of Operations

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000

         Revenue for the three months ended September 30, 2001 was $1,520,459 as compared to revenue of $1,218,154 for the three months ended September 30, 2000. This increase of $302,305 was the result of a $72,516 or a 9% increase in the revenues of the MCS division and a $229,789 or a 58% increase in the revenue of the SM division.

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

         Income after direct costs for the three months ended September 30, 2001 was $965,786 as compared to income after direct costs of $763,367 for the three months ended September 30, 2000. This increase in income after direct costs of $202,419 is the result of a $25,794 or 5% increase from MCS and a $176,625 or 83% increase from SM. The increase from SM is attributable to the sales of higher margin products in the third quarter ended September 30, 2001 as compared to September 30, 2000.

         Operating expenses for the three months ended September 30, 2001 were $1,245,904 as compared to $845,083 for the three months ended September 30, 2000. This $400,821 or 47% increase is primarily attributable to: (i) increased capacity, personnel and sales and marketing activity at CMT, (ii) increased personnel and research and development activities at Sentigen Corp., (iii) increased corporate overhead primarily due to higher general, administrative and legal costs, and (iv) higher depreciation due to our capital expenditures in connection with CMT's new leased facility.

         Interest income, net of interest expenses increased by $98,427, which is directly attributable to the investment of proceeds from our November 2000 private placement.

Results of Operations

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

         Revenue for the nine months ended September 30, 2001 was $4,654,450 as compared to revenue of $3,412,107 for the nine months ended September 30, 2000. This increase of $1,242,343 was the result of a $862,360 or a 40% increase in the revenues of the MCS division and a $379,983 or a 31% increase in the revenue of the SM division.

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

         Income after direct costs for the nine months ended September 30, 2001 was $2,924,933 as compared to income after direct costs of $1,986,984 for the nine months ended September 30, 2000. This increase in income after direct costs of $937,949 is the result of a $627,990 or 49% increase from MCS and a $309,959 or 45% increase from SM. These increases are attributable to the sales of higher margin products and services in the nine months ended September 30, 2001 as compared to September 30, 2000.

         Operating expenses for the nine months ended September 30, 2001 were $3,490,094 as compared to $2,245,178 for the nine months ended September 30, 2000. This $1,244,916 or 55% increase is primarily attributable to: (i) increased capacity, headcount and sales and marketing activity at CMT, (ii) increased personnel and research and development activities at Sentigen Corp.,
(iii) increased non-cash, stock based compensation of the scientific advisory board, (iv) increased corporate overhead primarily due to higher general, administrative and legal costs, and (v) higher depreciation due to our capital expenditures in connection with CMT's new leased facility.

         Interest income, net of interest expenses increased by $289,748, which is directly attributable to the investment of proceeds from our November 2000 private placement.

Liquidity and Capital Resources

         At September 30, 2001 we had $31,430 in cash and working capital of $5,609,249. During the nine months ended September 30, 2001 we financed our operations primarily through working capital and we financed capital expenditures through bank loans.

         During the first quarter of 2001 we leased approximately 3,000 square feet of laboratory space to accommodate growth opportunities for CMT's High Throughput Screening applications and assay development services. In connection with this new facility CMT borrowed $404,337 under a $720,000 loan commitment to finance capital equipment expenditures. We are required to pay interest at the prime rate plus 50 basis points on principal amounts borrowed during the first year of the loan commitment. At the conclusion of the first year of the loan commitment (June 2002), a principal repayment schedule will be negotiated.

         In June 2001, Sentigen Corp. borrowed an additional $60,000 under its existing $500,000 loan commitment to finance equipment expenditures. Sentigen Corp. now has $200,000 in available funds under this loan commitment.

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

         Five stockholders and one of their related parties advanced $500,000, in aggregate, to us during 1997. The promissory notes bear 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As a result of the CMT merger, the above loans' maturity dates were accelerated to May 1, 2000. During 1999, the stockholders agreed to extend the above loans' maturity date to May 1, 2001. In July 2001, the stockholders agreed to extend the maturity date of the loans until September 1, 2001 under the existing terms of the loans. On September 1, 2001 CMT repaid principal and interest of $603,125 to retire the loans.

         We believe our financial resources will be sufficient to fund our operations and capital requirements for the foreseeable future. However, we may, in the future, deem it advisable to obtain additional debt or equity financing if interest rates and other terms are favorable.


Recent Accounting Pronoucements


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

         In June 2001, the Financial Accounting Standards Board also approved for issuance Statement of Financial Accounting Standards No 142 (SFAS 142), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We do not expect SFAS 142 to have a material effect on our financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial statements.

         In October 2001, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of their entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

PART II - OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on September 14, 2001. At the meeting the directors nominated for election, Joseph K. Pagano, Thomas J. Livelli, Joel M. Pearlberg, Frederick R. Adler, Samuel A. Rozzi and Gerald Greenwald, were each elected with 4,204,596 shares voted in favor of their election and no shares voted against or abstaining from the vote.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         10.17 Employment Agreement dated May 23, 2001 between Cell & Molecular Technologies, Inc. and Thomas Livelli.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SENTIGEN HOLDING CORP.



Dated:   November 14, 2001
                                        By: /s/  Fredrick B. Rolff
                                           --------------------------------
                                           Fredrick B. Rolff,
                                           Chief Financial Officer, Treasurer,
                                           Secretary and Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)