Form 10-K
period 2001-12-31
SENTIGEN HOLDING CORP
filed 2002-03-29
CIK 864890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from____________to______________

                         Commission file number: 0-18700

                             SENTIGEN HOLDING CORP.
                         (formerly Prime Cellular, Inc.)
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                         9995                 13-3570672
-------------------------------- ---------------------      -------------------
(State or Other Jurisdiction of    (Primary Standard         (I.R.S. Employer
 Incorporation or Organization)        Industrial              Identification
                                      Classification               Number)
                                      Code Number)

                               580 Marshall Street
                         Phillipsburg, New Jersey 08865
                                 (908) 387-1673
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 25, 2002 (based upon the closing sale price on such date as reported by The Nasdaq SmallCap Market, Inc. was approximately $23,372,296.

As of March 26, 2002, 7,451,044 shares of the registrant's Common Stock, par value $.01 per share were outstanding.

Documents Incorporated By Reference: None

                                     PART I

ITEM 1.  BUSINESS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained herein which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our future growth and operating results; our ability to successfully integrate newly acquired business operations and personnel into operations; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws and changes in such laws and the administration of such laws; risks associated with government grants and funding of our customers' projects; dependence on certain significant customers; protection of trademarks and other proprietary rights; technological change, competitive factors and unfavorable general economic conditions. These risks are included in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in this Form 10-K. Actual results may vary significantly from such forward-looking statements. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.


Generally about us

         We are a holding company conducting business through two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. (CMT) and Sentigen Corp. CMT is comprised of a service organization that provides contract research and development (R&D) services, and a products organization that provides cell culture media, reagents and other research products to companies engaged in the drug discovery process. Sentigen Corp. is involved in scientific research to develop environmentally sound approaches to prevent insect crop damage and the spread of human diseases by impacting insect behavior.

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

         We maintain principal executive offices, laboratory, manufacturing and office/warehouse facilities in two facilities located at 580 and 445 Marshall Street, Phillipsburg, New Jersey 08865. We also maintain a laboratory at 3960 Broadway, New York, New York 10032 and at 418 Industrial Drive, North Wales, Pennsylvania 19454. We also maintain administrative offices at 434 East Cooper Street, Aspen, Colorado 81611.


Cell & Molecular Technologies, Inc.

         CMT is a Contract Research Organization (CRO) specializing in supporting the drug discovery process. CMT's products and services line include:
High Throughput Screening (HTS) applications; contract research services; and the development, production and marketing of specialty cell culture media. Through its scientific staff, technology focus and specialty medium, CMT increases the efficiency of the drug discovery process of pharmaceutical, biotechnology, and biomedical research organizations and optimizes their investment in new technologies and chemistry.

         The majority of CMT's customers are engaged in target identification, target validation, and target screening as steps in the drug discovery process. The proliferation of new targets and technologies to this process has shifted the resource priorities and research strategies of the entire drug discovery industry. This industry is also facing patent expirations, more stringent drug approval standards, and thinning product pipelines. As a result of these factors, the race for new targets, compounds and drug candidates has dramatically intensified. This new landscape has increased the demand for research talent, laboratory capacity, creative experimental design and tailored products. Collaboration with CMT gives entities engaged in drug discovery access to the talent, capacity, creativity, products and services they need to accelerate drug discovery programs, optimize technology investments and gain competitive advantage. CMT operates through two divisions -- Molecular Cell Science and Specialty Media.

         Molecular Cell Science Division (MCS)

         CMT provides contract R&D services to the drug discovery community through this division. CMT provides resources in:

o        Molecular and cellular biology,
o        protein bio-chemistry,
o        bio-processing,
o        HTS applications and assay development, and
o        mouse genetics.

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

         Molecular and cellular biology. CMT offers an array of services to help clone, isolate and characterize genes from viral, prokaryotic or eukaryotic organisms. CMT's services in molecular biology include: construction of custom cDNA libraries; single cell cDNA libraries; genomic DNA libraries; size selected, normalized, subtracted libraries and other custom gene libraries. In addition, CMT provides expertise in molecular cloning and related functions of target selected genes. CMT's custom services in this area allow our customers to specify the vector and cell or tissue source.

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

         Bio-processing. CMT possesses multifaceted cell culture and fermentation capabilities and expertise, enabling it to produce whole cells, cellular fractions or biological molecules for both research and assay purposes. CMT has developed bioprocessing techniques and processes to move research cell lines to the manufacturing floor. Incorporating cell banking through upstream and downstream process development CMT delivers a well-characterized process. Using its flexible cell culture facility, CMT prepares reagents derived from a broad range of host cell types (including whole cells, cellular fractions, or purified biomolecule proteins) properly formatted for further characterization or for use in screening assays. CMT also offers the production of enzymes, receptors, substrates, growth factors, and antibodies.

         CMT's facilities give it both adherent (flasks, roller bottles, cell factories) and suspension (spinners, bioreactors) culture capabilities. CMT's facilities also feature bioreactor capacity to 150 liters, fractionation and purification capabilities. Its facilities are well-equipped with a dynamic loop process water system (including ultrafiltration, carbon adsorption, multiple rounds of ion exchange, and double distillation), warm/cold rooms, laminar-flow hoods, centrifuges and cell cryopreservation and storage.

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

         CMT provides whole cells, sub-cellular fractions, and purified proteins for large-scale HTS programs and secondary assays. These cells and reagents are tested against the customers specified, stringent quality control standards to assure performance and reproducibility. The cells and reagents are delivered in the customer-prescribed format (bulk, multi-well plates, multiple aliquots, etc.). Customers receive cells or reagents on a regularly scheduled basis (daily, weekly) and in a format (96 well, 384 well plates) required for the customer's HTS assays. CMT's services ease the strain on the client's internal resources and enable customer's screening facilities and equipment to maintain maximum efficiency and usage times.

         CMT's resources in molecular biology, gene cloning, expression, cell culture, and cell line development, enables it to provide customers with a multidisciplinary approach to assay development. CMT can transfer developed technology back to its customers, or contract with the customer to perform the assay at CMT's own facilities. CMT's services also include the design, establishment, and execution of quality control standards for the new assay system.

         Mouse genetics. The advent of transgenic mouse technology has allowed researchers to study the impact of gene deletions, mutations, and additions in a whole-animal system whose genetics are well understood and can be easily manipulated. Based on this premise, CMT engineers mouse models of human diseases for use in the identification and validation of potential drug candidates. CMT is able to construct sophisticated knock-out and knock-in gene models that can be used to study transcription activity, gene expression and function by altering or mutating a specific gene in the mouse. CMT offers quality-tested and proven embryonic stem cells (supplied by our Specialty Media division) from several strains of mice, including 129, C57BL6, and DBA1, as well as mitomycin-C treated mouse embryo fibroblast feeder cells. CMT's animals are housed in a barrier facility under specific pathogen free (SPF) conditions.

         Specialty Media Division (SM)

         CMT develops, manufactures, and markets high quality research products including:

o        Media and reagents for the culture of mouse embryos
o        Murine Embryonic Stem (ES) cells and reagents
o        Reagents for gene transfer and expression
o        Standard and custom formulated cell culture media.

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


Sentigen Corp.

         Sentigen is engaged in research to develop innovative, environmentally sound approaches to prevent insect crop damage and the spread of human disease by impacting insect behavior. Sentigen intends to provide a safe and effective alternative to pesticides without contaminating the environment or genetically modifying insects or crops. Sentigen believes its process will enable identification of bioactive compounds that allow for specificity and effectiveness in insect control.

         Sentigen intends to biologically pinpoint insect receptors that control the sense of smell, the primary sense that drives insect behavior. Insects rely on this sense to locate food, human and animal hosts, and mates. This sense is highly adapted among different insects, and would enable Sentigen to develop wholly natural pest management solutions that selectively target detrimental insect species.

         Sentigen intends to first develop its technology for insects that affect the agricultural industry, as present methods, including pesticides and genetically modified foods, are becoming increasingly ineffective and controversial. Over the past decade, pesticides and genetically modified foods have been placed under intense scrutiny due to concerns over their adverse effects upon the environment and human health. Governments are increasingly regulating and prohibiting pesticides and genetically modified foods and public opposition has led to a significant increase in the market for organic foods.

         Sentigen also expects to develop a suite of products for the control of insects that affect human health. Recent outbreaks of mosquito-borne diseases, including West Nile encephalitis and dengue fever in the United States, as well as the appearance of pesticide-resistant disease carrying insects throughout the world have highlighted the need for safer and more effective insect control strategies in residential areas. Biting insects are also dependent on smell to locate human and animal prey, and Sentigen intends to utilize its technology to develop environmentally friendly and novel approaches to combat the threat posed by these pests.

         Sentigen has an exclusive licensing agreement with The Trustees of Columbia University in the City of New York for worldwide rights to patent applications and intellectual property in the areas of chemosensation and olfaction. Columbia University is at the forefront of research in this field, and the license covers technologies arising from the initial discovery of vertebrate olfactory receptors and pheromone receptors and the identification of the first insect odorant receptors in the laboratory of Dr. Richard Axel at Columbia University. Sentigen also entered into a consulting agreement with Dr. Richard Axel. Other consultants hired by Sentigen include Cornelia Bargmann, PhD, a professor at the University of California, San Francisco; Dr. Gerald M. Edelman, Director of The Neurosciences Institute, President of Neurosciences Research Foundation, Chairman of the Department of Neurobiology and Professor at The Scripps Research Institute; Leslie Vosshall, PhD, an Assistant Professor and Head of Laboratory at the Rockefeller University; and Wendell Roelofs, The Liberty Hyde Bailey Professor of Insect Biochemistry at Cornell University's New York State Agricultural Experiment Station.


Customers

         Cell and Molecular Technologies, Inc.

         CMT provides its products and services to: manufacturers in the biotechnology and pharmaceutical industries; hospitals; universities and other research institutions engaged in the drug discovery process.

         Molecular Cell Science. For the years ended December 31, 2001, 2000 and 1999, Merck & Co., Inc. accounted for approximately 51%, 51% and 55% of the division's annual revenues, respectively. We believe that this customer will continue to account for a significant portion of our revenues in the 2002 and 2003 fiscal years. We cannot assure you, however, that this customer will continue to generate significant revenues and the loss of this customer, or any other significant customers could have a material adverse effect on our business.

         Specialty Media. For the years ended December 31, 2001, 2000 and 1999, Invitrogen accounted for approximately 20%, 24% and 23% of the division's annual revenues, respectively. We believe that this customer will continue to account for a significant portion of our revenues in the 2002 and 2003 fiscal years. We cannot assure you, however, that this customer will continue to generate significant revenues and the loss of this customer, or any other significant customers could have a material adverse effect on our business.

         Sentigen Corp.

         Sentigen Corp. was formed in February 2000 to develop innovative, environmentally sound approaches to prevent insect crop damage and the spread of human diseases by impacting insect behavior. Sentigen Corp. has not generated any revenues to date.

Sales and Marketing

         Cell and Molecular Technologies, Inc.

         Molecular Cell Science. CMT has focused on providing pre-clinical contract research and development to entities engaged in the drug discovery process. Given the rapid development of molecular biology techniques and the pace of innovation, we believe that the drug discovery community is now focusing on HTS as opposed to more basic screening methodologies. We also believe that there is an increasing trend among companies in the drug discovery community to outsource segments of the HTS process as well as other segments of the drug discovery process that occur after primary HTS screens are completed. Such outsourcing is due to a variety of factors including:

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

         The pattern for outsourcing among the drug discovery community has been to expand from pre- and post-approval activities, including clinical trial management, manufacturing, quality control and packaging, toward research and development. At the front end of the development process, drug discovery based on rapid-throughput synthesis and screening technologies is typically effected by very large companies. On the other end, smaller technology companies tend to provide access to "enabling" technologies that facilitate the process of target identification and lead compound synthesis and identification. CMT intends to address the opportunity for a combination of these high-throughput discovery technologies and the relatively mature market for pre- and post-approval services. Because of the broad, multi-disciplinary range of customer needs during this phase of research and development, we believe that CMT's synthesis of multiple biologically based capabilities makes it well positioned in the industry. We believe that by expanding state-of-the-art facilities, recruiting world class scientists, and developing and acquiring new technologies, CMT can benefit from the growing contract research market.

         Specialty Media. CMT markets its products to specialized aspects of the cell culture market. CMT believes that, while the overall available revenue from this area is less than other areas of the market, the potential margins are greater. Moreover, in serving these areas, CMT has built up significant customer loyalty and name recognition, despite relatively minimal marketing activities. CMT's sales efforts are coordinated by its Chief Operating Officer, whose duties include oversight of production and development, direct sales and distributor arrangements. We also utilize the services of PGC Scientifics and VWR Scientific, national distributors of research products, which are responsible primarily for sales to customers not serviced regularly by our company.

         Sentigen Corp.

         Sentigen Corp. is engaged in research to develop innovative, environmentally sound approaches to prevent insect crop damage and the spread of human disease by impacting insect behavior. Sentigen Corp. intends to provide a safe and effective alternative to pesticides without contaminating the environment or genetically modifying insects or crops. For the years ended December 31, 2001 and 2000, Sentigen Corp. did not engage in any sales activities. Sentigen Corp. has been focused on research and development, and has participated in various scientific and industry conferences and met with leading agricultural and biotechnology companies in an effort to raise awareness of its technology among constituents in the agricultural and human health communities.

Manufacturing, Suppliers and Inventory

         The manufacturing, order fulfillment and shipping functions for CMT are accomplished at our Phillipsburg facilities. The raw materials used in SM's manufacturing process are purchased from a variety of third-party suppliers. CMT also has numerous alternative sources of supplies with respect to all the critical components used in the delivery of its contract R&D services. CMT maintains adequate inventory at its Phillipsburg facilities to support its direct sales needs.


Competition

         Cell and Molecular Technologies, Inc.

         Generally, CMT competes with a combination of national and regional companies ranging from large companies engaging in contract R&D or reagent services to companies specializing in one particular aspect of R&D or media production. Some of these companies have captured a significant, and in certain cases controlling, share of the market. Many competitors have achieved significant national, regional and local brand name and product recognition. These competitors also engage in frequent and extensive advertising and promotional programs, both generally and in response to efforts by other competitors entering the market or existing competitors introducing new products. Many of these companies have substantially greater financial, technical, marketing, personnel and other resources than CMT.

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

         We believe that CMT can compete effectively based on its ability to provide its customers with both (i) Contract R&D Services for early stage/pre-clinical R&D in the pharmaceutical and biotechnology industries and
(ii) the preparation of reagents for cell culture, molecular biology, and mouse genetics in the international academic and industrial research markets. We believe that, although there are a number of large competitors that have substantially greater resources than CMT, such competitors have well established businesses in only one of these areas. Available contract research services have for the most part focused on delivering routine technology at low cost. These services have flourished because by maximizing the load on their equipment and labor resources, they can reduce the customer's in-house cost. Such economies of scale are achieved at a cost to the customer who remains for the most part responsible for defining protocol and overseeing its implementation to insure that the results are useable to the customer's in-house projects. In contrast, CMT offers, in addition to the full range of R&D services, complete experimental design and consultation throughout the performance of its services.

         Molecular Cell Science. CMT believes that the Contract R&D business can be divided into four markets, consisting of (i) low end R&D, (ii) specialty R&D,
(iii) high end R&D and (iv) technology platform R&D, as follows:

         (i) Low End R&D. Services performed in this market are characterized by low margins and strong competition. These services are generally simple, process-oriented engagements. These services tend not to lead to higher end, more complex projects. This market is comprised of small local vendors, some of which have grown to cover larger markets. CMT offers services in this area, including those offered by its competitors, usually as part of a larger customer engagement.

         (ii) Specialty R&D. Services performed in this market tend to be technical and/or target focused. These services can lead to new and more complex projects and have the opportunity to grow significantly in scope. The identification, validation and supply of HTS targets is a rapidly growing segment of the Contract R&D business as illustrated by a significant increase in both inquiries and revenue in this area. We believe that CMT is well positioned to participate in this market due to its breadth of technical expertise and its experience with existing HTS clients.

         (iii) High End R&D. Services performed in this market tend to be high margin, highly skilled technical and mechanical matters, requiring significant intellectual input, problem solving capabilities and access to well recognized academics. These services often require the development of new high end technologies and lead to more complex projects. Such projects can be used as a launch pad for developing proprietary technologies. We believe that CMT is well positioned to participate in this market, offering expert research services, consultation at all stages of the project problem solving abilities, and lab capacity.

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

         Sentigen Corp.

         Sentigen Corp. is engaged in research to develop innovative, environmentally sound approaches to prevent insect crop damage and the spread of human disease by impacting insect behavior. Sentigen Corp. intends to provide a safe and effective alternative to pesticides without contaminating the environment or genetically modifying insects or crops. We believe Sentigen Corp.'s process will enable identification of bioactive compounds that allow for specificity and effectiveness in insect control.

         Sentigen Corp. has not yet developed an actual product or generated any revenues. Sentigen Corp.'s future competitive position depends on its ability to develop a product that will be more economically feasible and at the same time more effective than the elements of a traditional integrated pest management strategy. While we believe that the Sentigen Corp. approach is unique and provides a new technological solution which resolves environmental and public health issues; pesticide manufacturers, genetic engineers and introductory biologically based solution companies are still considered competitors of our solution.

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

         Other Regulations. In addition to the foregoing, we may be subject to various other federal, state and local regulatory and licensing requirements as the same are promulgated from time to time by the Environmental Protection Agency, Food and Drug Administration, Nuclear Regulatory Commission, the New Jersey Department of Environmental Protection and other federal, state and local regulatory agencies. Failure on our part to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We have made, and will continue to make, capital and other expenditures necessary to monitor and to comply with any applicable regulations. For the year ended December 31, 2001, we did not have to make any material expenditures with respect to such matters.


Trademarks, Proprietary Information and Patents

         We utilize certain proprietary information in connection with the provision of our services and the manufacture and sale of our products, including processes and formulas with respect to cell and embryo culture media and reagents, and gene expression systems that we believe are proprietary to us. We rely on customary principles of "work-for-hire" as well as technical measures to establish and protect the ideas, concepts, and documentation of our proprietary technology and know-how and, in certain instances, have entered into non-disclosure agreements with our customers and employees. Such methods, however, may not afford complete protection, and we cannot assure you that third parties will not independently develop such know how or obtain access to our know-how, ideas, concepts, and documentation. Although we believe that our technology has been developed independently and does not infringe on the proprietary rights of others, we cannot assure you that the technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. In the case of infringement, we would, under certain circumstances, be required to modify our products or obtain a license. We cannot assure you that we will have the financial or other resources necessary to successfully defend a patent infringement or other proprietary rights infringement action or that we could modify our products or obtain a license if we were required to do so. Failure to do any of the foregoing could have a material adverse effect on our business. If our products or technologies are deemed to infringe upon the rights of others, we could be liable for damages, which could have a material adverse effect on us.

         Cell & Molecular Technologies

         During 1999, CMT applied to the United States Patent and Trademark Office for a trademark, EmbryoMax(R). The EmbryoMax(R) trademark pertains to Specialty Media's mouse embryo culture media and reagents offered by Specialty Media to support the generation of transgenic mice.

         Sentigen Corp.

         During 2000, Sentigen Corp. entered into an exclusive licensing agreement with Columbia University in the City of New York for worldwide rights to patent applications and intellectual property in the areas of chemosensation and olfaction.


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


Employees

         As of December 31, 2001, we had forty-one (41) full-time and five (5) part-time employees. Of such employees: four (4) are executive employees; two
(2) are engaged in customer support; eighteen (18) (including 2 part-time employees) are engaged in contract research and development; five (5) (including 2 part-time employees) are engaged in media production; eight (8) (including 1 part-time employee) are engaged in research and development activities; two (2) are engaged in sales and marketing; two (2) are engaged in warehousing, shipping and receiving; and five (5) are engaged in accounting and administration.

         None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.


History of Sentigen Holding Corp.

         We were incorporated under the laws of the State of Delaware in May 1990 under the name Prime Cellular, Inc. (Prime) to provide management services, including business planning, marketing, engineering, design and construction consulting services, to rural service area cellular telephone licensees. However, preferences of owners of construction permits and the deterioration in general economic conditions subsequent to Prime's initial public offering in early August 1990 negatively impacted Prime's business plan and Prime soon determined that it was prudent for it to explore other uses for Prime's funds.

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

         On August 28, 1997, Prime entered into a settlement with former stockholders of Bern (Bern Stockholders) for alleged breaches of certain representations and warranties made by the Bern Stockholders with respect to the Bern Merger as well as for on-going disputes concerning the operations and direction of the business of Bern Communications. Pursuant to the settlement, Prime (i) purchased all of the shares of common stock in Prime held by the Bern Stockholders as a result of the Prime Merger, at a purchase price of $.50 per share (the market price on the date of such purchase), aggregating 676,937 shares of common stock for an aggregate amount of $338,469, (ii) transferred to certain Bern Stockholders all right and title to the intellectual property rights with respect to the computer software program WEBSITENOW and certain computer hardware used in the development of such software program. In exchange, such Bern Stockholders signed a general release and, to the extent applicable, confirmed their prior resignations as our officers and/or directors and/or Bern Communications as well as terminated their respective options to purchase our common stock. All shares acquired by us pursuant to the settlement were canceled, effective as of August 28, 1997.

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

         On December 22, 1998, each of Prime Cellular of Florida, Inc. and Bern Communications, Inc., as wholly-owned subsidiaries of Prime no longer conduct business and merged with and into Prime pursuant to a short-form affiliate merger.

         Sentigen Corp. was formed by Prime in February of 2000. Prime changed its name to Sentigen Holding Corp. on June 23, 2000, at which time our ticker symbol changed to SGHL. On January 9, 2002 our common stock began trading on The Nasdaq SmallCap Market under the symbol SGHL.


ITEM 2.  PROPERTIES

         Since June 1998, our executive offices have been located at 580 Marshall Street, Phillipsburg, New Jersey 08865 (the Phillipsburg facility). The Phillipsburg facility consists of approximately 6,651 square feet of laboratory, manufacturing and office/warehouse space. The property is owned by our wholly-owned subsidiary, CMT. The Phillipsburg facility was acquired in connection with the CMT Merger subject to a mortgage and note, dated February 10, 1997, in the aggregate principal amount of $287,600. As of December 31, 2001, the balance due under the note is $259,629.

         In November 2001, CMT signed a 44-month lease for approximately 11,000 square feet of laboratory and office/warehouse space at 445 Marshall Street, Phillipsburg, New Jersey 08865. This space is to accommodate growth opportunities for CMT. Rental expense on this property is $12,530 per month, beginning in February 2002.

         In March 2001, CMT signed a three-year lease for approximately 3,000 square feet of laboratory space at 418 Industrial Drive, North Wales, Pennsylvania 19454. This space is to accommodate growth opportunities for CMT's HTS and assay development services. Rental expense on this property totaled $13,500 for the year ended December 31, 2001.

         We conduct Sentigen Corp.'s research and development activities from a leased facility totaling approximately 2,000 square feet at 3960 Broadway, New York, New York 10032. The lease expires in April 2002, but contains extension options through May 2003. We also lease administrative office space at this same location totaling approximately 1,000 square feet. Total rental expense for this location was $84,173 for the year ended December 31, 2001.

         We also lease approximately 980 square feet of administrative office space at 434 East Cooper Street, Aspen, Colorado 81611. Rental expense for this property was $36,492 for the year ended December 31, 2001. The lease expires in April 2003.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         During 2001 our common stock traded on the OTC Bulletin Board under the symbol SGHL. On January 9, 2002 our common stock began trading on The Nasdaq SmallCap Market under the symbol SGHL. The following table sets forth the high and low bid prices for the common stock as reported on the OTC Bulletin Board through January 8, 2002 and the high and low sales prices from January 9, 2002 until March 24, 2002. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. Our stock symbol changed from PCEL to SGHL in June 2000.


   Period                       High ($)       Low ($)
   -------                      ---------      -------

 Fiscal 2002

      First quarter *             $  6.8000       $  4.000

 Fiscal 2001

      Fourth quarter              $  5.7500      $  4.5999
      Third quarter                  7.0000         5.5000
      Second quarter                 7.0000         5.7500
      First quarter                  7.0000         4.5625

 Fiscal 2000

      Fourth quarter              $ 10.5000      $  6.0000
      Third quarter                  7.2500         4.2500
      Second quarter                 6.2500         2.2500
      First quarter                  6.3750         1.6250

*        Through March 24, 2002.

         On March 26, 2002, the last sale price for our common stock was $6.50, as reported by The Nasdaq SmallCap Market. As of March 26, 2002, there were 7,451,044 shares of common stock outstanding. We believe that there are in excess of 300 beneficial owners of our common stock, whose shares are held of record or in street name.


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



Recent Sales of Unregistered Shares

         During the year ended December 31, 2001, we made the following sales of unregistered securities:

                                                                                                        If Option, Warrant
                                                   Consideration Received and                             or Convertible
                                                 Description of Underwriting or     Exemption from      Security, Terms of
                    Title of       Number           Other Discounts to Market        Registration          Exercise or
   Date of Sale     Security        Sold          Price Afforded to Purchasers         Claimed              Conversion
   ------------     --------        ----          ----------------------------         -------              ----------


1/23/01 -             (1)         219,800      Options granted under the 2000            4(2)       Exercisable for 5 or 10
12/28/01                                       Performance Equity Plan, no cash                     years from date of grant
                                               consideration received by us until                   with vesting ranging from
                                               exercise.                                            0-5 years at exercise
                                                                                                    prices ranging from
                                                                                                    $4.75-$9.00.

(1)      Options to purchase common stock issued to employees or consultants.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data at and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 has been derived from our audited financial statements for each of the years. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Report.


                                                  Fiscal Year Ended December 31,
                                                  ------------------------------
                            2001            2000           1999              1998          1997
                            ----            ----           ----              ----          ----
 Income Statement Data:

 Total revenues          $6,080,198        $4,729,503     $3,916,581       $2,127,233    $2,180,190
                         ----------        ----------     ----------       -----------   ----------


 Net income (loss)       $(647,589)        $(126,715)     $ 641,114        $ (698,674)   $(209,621)
                         ----------        ----------     ----------       -----------   ----------

 Basic earnings / (loss)
    per common share     $   (0.09)        $   (0.02)     $    0.11        $    (0.16)   $   (0.17)
                         ----------        ----------     ----------       -----------   ----------

 Diluted earnings / (loss)
    per common share
                         $   (0.09)        $   (0.02)     $    0.10        $    (0.16)   $   (0.17)
                         ----------        ----------     ----------       -----------   ----------

 Balance Sheet Data:

 Total assets            $12,862,944      $13,419,909     $7,428,682       $11,825,683   $2,028,457
                         -----------      -----------     ----------       -----------   ----------

 Long - Term Debt        $  914,110       $  635,001      $1,092,095       $  826,024    $ 748,738
                         -----------      -----------     ----------       -----------   ----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

         Revenue for the year ended December 31, 2001 was $6,080,198 as compared to $4,729,503 for the year ended December 31, 2000. This $1,350,695 or 29% increase in revenues was the result of a $880,478 or 29% increase in revenues from the molecular cell science division and a $470,217 or 28% increase in revenues from the specialty media division. Our revenues are entirely attributable to the operations of Cell & Molecular Technologies, Inc. ("CMT").

         Revenue growth through molecular cell science, was attributable to more aggressive High Throughput Screening programs employed by our customers. These programs are running with extended screening times which require more diverse cell lines, additional products and support from CMT. We also hired a business development director in the second quarter of 2000, and as a result of increased sales and marketing efforts, our portfolio of contracts has increased.

         Revenue growth through specialty media, was attributable to three factors: (i) a more effective sales and marketing program, (ii) increased business from companies private labeling our media, and (iii) increased sales of our cell line based products.

         Income after direct costs for the year ended December 31, 2001 was $3,804,142 or a 63% margin, as compared to $2,838,854 or a 60% margin for the year ended December 31, 2000. The increase in margins was due to pricing increases implemented at the beginning of 2001 and a shift in our revenue mix towards sales of higher margin contract R&D relationships and media products.

         Selling, general and administrative costs of CMT increased from $1,420,588 for the year ended December 31, 2000 to $2,027,716 for the year ended December 31, 2001. This increase of $607,128 or 43% can be attributed to the increased infrastructure costs resulting from our new North Wales, Pennsylvania facility, additional hiring of new employees during the year and increased sales and marketing activity.

         Research and development costs increased from $467,567 for the year ended December 31, 2000 to $1,022,490 for the year ended December 31, 2001. Sentigen Corp. was formed in February of 2000 and did not commence significant research activities until May of 2000; consequently, research and development costs for the year ended December 31, 2000 represent approximately seven months of activity.

         Corporate overhead increased from $698,601 for the year ended December 31, 2000 to $1,219,476 for the year ended December 31, 2001. The $520,875 or 75%
increase can be attributed to higher personnel and professional costs.

         Non-cash charges for the stock-based compensation of our scientific consultants decreased from $213,729 for the year ended December 31, 2000 to $73,146 for the year ended December 31, 2001. The decrease of $140,583 or 66% can be attributed to the amendments to our consulting agreements with these scientists. According to the amended agreements dated December 3, 2001 the consultants' remaining unvested options will vest based on the sole discretion of the Board of Directors. The amendments to the agreements constituted a change in accounting estimate for purposes of calculating stock-based compensation. According to Statement of Financial Accounting Standards 123 "Accounting for Stock Based Compensation," charges for non-cash stock based compensation for the unvested options of these consultants were not recognized in 2001, accounting for the decrease.

         Depreciation and amortization increased from $282,753 for the year ended December 31, 2000 to $484,126 for the year ended December 31, 2001. The increase of $201,373 or 71% can be attributed to the increased equipment expenditures in 2001 associated with the build-out of CMT's new North Wales, Pennsylvania facility, and its expansion at the 445 Marshall Street, Phillipsburg, New Jersey site.

         Interest income, net of interest expenses increased by $316,354, which is directly attributable to the investment of proceeds from our November 2000 private placement.

         Our income tax provision increased from $74,322 for the year ended December 31, 2000 to $133,122 for the year ended December 31, 2001. The increase is attributable to the increase in the income from operations of CMT. The income from operations of CMT increased from $1,124,337 for the year ended December 31, 2000 to $1,360,025. This increase of $235,688 or 21% generated additional state income tax expenses of $58,800 in the year ended December 31, 2001 as compared to the year ended December 31, 2000.

         As a result of the foregoing, our net loss increased from $126,715 for the year ended December 31, 2000 to $647,589 for the year ended December 31, 2001.


Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

         Revenue for the year ended December 31, 2000 was $4,729,503 as compared to $3,916,581 for the year ended December 31, 1999. This $812,922 or 21% increase in revenues was the result of a $620,318 or 26% increase in revenues from the molecular cell science division and a $192,604 or 13% increase in revenues from the specialty media division.

         The increase in revenues from the molecular cell science division is due to three factors: (i) a more effective sales and marketing program resulting from the addition of our business development director (ii) our contract R&D services offered in molecular biology, protein bio-chemistry, bio-processing and mouse genetics are transitioning from smaller, shorter-term projects to larger, long-term research partnerships which carry higher contract values and (iii) more aggressive HTS programs with extended screening times which require more of our HTS applications and technology development services.

         The increase in revenues from the specialty media division was the result of three factors: (i) a more effective sales and marketing program, (ii) increased business from companies private labeling our media and (iii) an increased use of our ES lines.

         Income after direct costs for the year ended December 31, 2000 was $2,838,854 or a 60% margin, as compared to $2,290,378 or a 58% margin for the year ended December 31, 1999. The increase in margins was due to a more efficient utilization of facilities and headcount during the year and a shift towards higher margin contract R&D relationships.

         Research and development costs increased from $28,960 for the year ended December 31, 1999 to $467,567 for the year ended December 31, 2000. This increase was due to the research activities of Sentigen Corp. which was not in existence in 1999.

         Selling, general and administrative costs of CMT increased from $1,007,935 for the year ended December 31, 1999 to $1,420,588 for the year ended December 31, 2000. This increase of $412,653 or 41% was due to higher wages and increased sales and marketing expenses.

         Corporate overhead resulted in net expense of $698,601 for the year ended December 31, 2000 as compared to a net expense of $533,262 for the year ended December 31, 1999. The increase of $165,339 or 31% is the result of higher personnel and professional costs during the year.

         Non-cash charges for the stock-based compensation of the scientific advisory board were $213,729 for the year ended December 31, 2000. The scientific advisory board did not exist in 1999.

         Depreciation and amortization increased from $239,457 for the year ended December 31, 1999 to $282,753 for the year ended December 31, 2000. The increase of $43,296 or 18% can be attributed to capital expenditures made in 2000.

         Interest income, net of interest expenses increased by $31,641 or 20%, primarily due to higher yields on our investment securities in 2000.

         As a result of the foregoing, net income declined from $641,114 for the year ended December 31, 1999 to a net loss of $126,715 for the year ended December 31, 2000.

Liquidity and Capital Resources

         At December 31, 2001 we had $4,889,272 in cash, $4,898,490 in investment securities and working capital of $9,929,995. During the year ended December 31, 2001 we financed our operations primarily through working capital and we financed capital expenditures through bank loans.

         During the first quarter of 2001 we leased approximately 3,000 square feet of laboratory space to accommodate growth opportunities for CMT's High Throughput Screening applications and assay development services. In connection with this new facility, CMT borrowed $404,337 under a $720,000 loan commitment to finance capital equipment expenditures. We are required to pay interest at the prime rate plus 50 basis points on principal amounts borrowed during the first year of the loan commitment. At the conclusion of the first year of the loan commitment (June 2002) or when we have borrowed the entire amount under the loan commitment, whichever is sooner, the outstanding principal will be repaid over seven years with interest at the prime rate plus 50 basis points. In March 2002, CMT borrowed the remaining $315,663 under this loan commitment.

         In June 2001, Sentigen Corp. borrowed an additional $60,000 under its existing $500,000 five-year loan commitment to finance equipment expenditures, for a total of $300,000 borrowed to date, at an interest rate of 8.75%. Sentigen Corp. now has $200,000 in available funds under this loan commitment.

         Sentigen Corp. was formed in February of 2000 and is focusing on research and development activities . Our licensing agreement with The Trustees of the Columbia University in New York calls for us to contribute a minimum of $1,000,000 into Sentigen Corp. within one year of the date of the agreement (by April 2001) or we must be involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of our private placement in November 2000 in which we sold 863,834 shares of our common stock at $6.00 per share for aggregate gross proceeds of $5,183,004.

         Another provision of the agreement calls for a minimum of $50,000 per six month period or $100,000 per annual period to be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must be involved in active negotiation to raise $1,000,000 in additional funding. We satisfied this provision through April 2002. We believe that we have enough capital resources to meet the financial requirements of this provision for the agreement years 2002 and beyond.

         Five stockholders and one of their related parties advanced $500,000, in aggregate, to CMT during 1997. The promissory notes bear 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As a result of the CMT merger, the above loans' maturity dates were accelerated to May 1, 2000. During 1999, the stockholders agreed to extend the above loans' maturity date to May 1, 2001. In July 2001, the stockholders agreed to extend the maturity date of the loans until September 1, 2001. On September 1, 2001 CMT repaid principal and interest of $603,125 to retire the loans.

         We believe our financial resources will be sufficient to fund our operations and capital requirements for the foreseeable future. However, we may, in the future, deem it advisable to obtain additional debt or equity financing if interest rates and other terms are favorable.

Significant Accounting Policies

         We do not believe that any of the accounting policies we have adopted involve a high degree of complex or subjective judgment in their application or choices among alternatives that would lead to materially different results. A summary of our significant accounting policies is provided in Note 2 of the Financial Statements


Inflation

         Inflation has historically not had a material effect on our operations.


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

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         The following are our current executive officers, directors and key employees:

             Name         Age              Position

Executive Officers
  and Directors:

     Joseph K. Pagano       56  President, Chairman of the Board and Director

     Fredrick B. Rolff      30  Chief Financial Officer, Vice President
                                and Treasurer

     Thomas Livelli         49  Director and President and Chief Executive
                                Officer of CMT

     Frederick R. Adler     76  Director

     Gerald Greenwald       66  Director

     Joel M. Pearlberg      64  Director

     Samuel A. Rozzi        56  Director

Key Employees:

     Kevin J. Lee, PhD      39  Executive Vice President -
                                Research, Sentigen Corp.

     Richard Malavarca      48  Chief Operating Officer
                                and Vice President of CMT


         Joseph K. Pagano has served as our President since June 1994. Mr. Pagano has also served as a Director since 1991, as Chairman of the Board since June 1996 and as Chief Financial Officer from June 1994 until July 1996. From 1991 until April 1999, we had engaged Mr. Pagano as a consultant, commencing an employment relationship thereafter. Mr. Pagano has been a private investor for more than the past five years. Mr. Pagano has been active in venture capital for over 20 years, with investments in a wide variety of industries, including, among others, computers, medical equipment, biotechnology, communications, retailing and outsourcing. He was a founding investor in Ribi Immunochem, one of the earliest biotechnology companies to go public and one of the first to focus on cancer vaccines. He participated in the early round financing of Amcell Cellular Communication, which was sold to Comcast. He was a founding investor of NMR of America, the first MRI center business to go public and was also a founding Director of Office Depot, the first office warehouse to go public.

         Fredrick B. Rolff, has served as our Chief Financial Officer, Vice President and Treasurer since January 2001. Mr. Rolff joined our company in November 2000 as corporate controller. From April 1999 until November 2000, Mr. Rolff was Director, Financial Strategy for Rare Medium Group, Inc., an internet development and venture capital firm. From January 1998 until April 1999, Mr. Rolff attended Fordham University Graduate School of Business, where he earned an MBA in Finance. From September 1993 until January 1998, Mr. Rolff was employed by KPMG LLP where he provided audit and business advisory services to private and public companies in the financial services industry. Mr. Rolff holds a BS in Accounting from Villanova University, is a Certified Public Accountant and a candidate in the Chartered Financial Analyst program. Mr. Rolff is the nephew of Samuel A. Rozzi.

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

         Frederick R. Adler has been a Director since May 1996. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. Since January 1996, Mr. Adler has been of counsel to the law firm of Fulbright & Jaworski L.L.P. and was a senior partner in the firm for more than five years prior to that. Mr. Adler is also chairman and director of Shells Seafood Restaurants, Inc., as well as a director of various private companies. Mr. Adler is a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center (New York, NY) and a member of the Dean's Advisory Board of the Harvard Law School (Cambridge, MA).

         Gerald Greenwald has been a Director since June 2001. Mr. Greenwald recently founded Greenbriar Equity Group with Joel Beckman and Reginald Jones. Greenbriar Equity Group has formed a strategic alliance with Berkshire Partners to make private equity investments in the global transportation sector. Mr. Greenwald is presently Chairman Emeritus of UAL Corporation and United Airlines, its principal subsidiary. From 1994 until his retirement in July 1999, Mr. Greenwald was Chairman and Chief Executive Officer of United Airlines. Mr. Greenwald has also served as Managing Director of Dillon Read & Co., an investment banking company, and as President of Olympia & York Developments, Ltd., a real estate development company. His career started in the automobile industry at Ford Motor Company, where he worked in several positions including Controller, Director of Ford's operations in Europe and as President of Ford of Venezuela. Mr. Greenwald later was employed by Chrysler Corporation, where he worked in various positions, including Corporate Controller and Chief Financial Officer, before being promoted to Vice Chairman, where he shared full responsibility with the Chief Executive Officer for the operations of the company. Mr. Greenwald graduated cum laude from Princeton University's Woodrow Wilson School and received a masters degree in economics from Wayne State University. Mr. Greenwald is a member of the Board of Directors of Aetna, Inc. His term began in September 1993 and expires in April 2006. Mr. Greenwald is also a member of the Board of Directors of Calpine Corp. His term began in July 2001 and expires in July 2003.

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

Scientific Consultants

         In connection with the formation of Sentigen Corp. we engaged a group of scientists to act as consultants to Sentigen Corp. in the field of olfaction and chemosensation. The consultants generally advise us concerning long-term scientific planning, research and development, and also evaluate our research programs, recommend personnel to us and advise us on specific scientific and technical issues. The consultants generally meet at least once per quarter, and some individual scientific advisors consult with and meet informally with us on a more frequent basis. None of our consultants is employed by us, and any or all of our consultants may have commitments to or consulting or advisory contracts with their employers or other entities that may conflict or compete with their obligations to us. These consultants were issued stock options and will be compensated at the rate of $2,500 plus out-of-pocket expenses for each formal meeting. On December 3, 2001 we restructured the consulting agreements with all but one consultant to provide unvested stock options granted to such consultants will vest based on the sole discretion of the Board of Directors instead of in accordance with a pre-determined vesting schedule.

         The consultants to Sentigen Corp. are:

Dr. Richard Axel             Professor at Columbia University

Cornelia Bargmann, PhD       Professor at the University of California,
                             San Francisco

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

Wendell L. Roelofs, PhD      Liberty Hyde Bailey Professor of Insect
                             Biochemistry at Cornell University's New York State
                             Agricultural Experiment Station

Leslie Vosshall, PhD         Assistant Professor and Head of Laboratory at
                             the Rockefeller University

         Dr. Richard Axel is a graduate of Columbia College and The Johns Hopkins School of Medicine. In early work, Dr. Axel and his colleagues developed gene transfer techniques that permitted the introduction of virtually any gene into any cell, allowing analysis of gene function in vivo. These experiments in cell transformation led to the isolation and functional analysis of the gene for the T-cell surface protein, CD4, the cellular receptor for HIV.

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

         Wendell L. Roelofs, PhD obtained a B.S. in Chemistry in 1960 from Central College in Pella, Iowa, and a PhD in Organic Chemistry in 1964 from Indiana University. He served at the Massachusetts Institute of Technology as a postdoctoral fellow in Chemistry and then as an Assistant Professor at Cornell University Entomology Department's Agricultural Experiment Station, where he currently serves as The Liberty Hyde Bailey Professor of Insect Biochemistry. For three decades Dr. Roelofs' research efforts have led to promising non-pesticidal, sustainable pest management technologies based on behavioral, physiological and biochemical insect traits. Dr. Roelofs research has identified pheromone blends of more than 50 major agricultural pests. These advances have led to a worldwide pheromone industry worth over $100 million. Dr. Roelofs received the Kenneth A. Spencer Award in Food and Agricultural Chemistry from the American Chemical Society in February 2001. Dr. Roelofs has received numerous other awards for his research efforts including: Alexander Humbolt Award, The Wolf Foundation Prize in Agriculture and The National Medal of Science. He is author or co-author of over 320 research publications.

         Leslie Vosshall, PhD is Assistant Professor and Head of Laboratory of Neurogenetics and Behavior at the Rockefeller University. Her lab studies the molecular genetics of insect olfaction. Dr. Vosshall was a postdoctoral fellow and Associate Research Scientist at the Center for Neurobiology and Behavior at Columbia University, where she worked with Dr. Richard Axel to identify the Drosophila odorant receptors. She graduated with an A.B. in Biochemistry from Columbia University, where she was a John Jay Scholar. Her Ph.D. work was conducted at the Rockefeller University, and involved the behavior genetics of biological rhythms. Dr. Vosshall has been named a Beckman Young Investigator, a McKnight Fellow, and was the recipient of a National Science Foundation CAREER award in 2000 and a Presidential Early Career Award for Scientists and Engineers in 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10 percent of a registered class of our equity securities, file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10 percent beneficial stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of such forms received by us, or representations obtained from certain reporting persons, we believe that during the year ended December 31, 2000 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with, except that Joel Pearlberg, a director of our company filed one Form 3 late and Thomas J. Livelli, a director and executive officer of our company filed one Form 4 late, which Form 4 reported one transaction.


ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation awarded by us to (i) each of our President and Chief Financial Officer and (ii) the President of CMT, for the years ended December 31, 2001, 2000 and 1999. During the most recent twelve (12) month period ended December 31, 2001, none of our or our subsidiaries' other officers received a total salary and bonus that exceeded $100,000 during such twelve (12) month period.

                                                                                  Long Term
                                                                                 Compensation
                                                                                  Securities            All
                                                                                  Underlying           Other
      Name and Principal Position     Year        Salary           Bonus       Options/SARs (#)   Compensation ($)
      ---------------------------     ----        ------           -----       ----------------   ----------------

   Joseph K. Pagano                    2001    $   161,500(1)           -              -                 -
         President and Chairman of     2000         85,000(1)           -        200,000(2)              -
         The Board                     1999         51,495(1)           -        217,000(3)       $ 29,638(1)

   Fredrick B. Rolff                   2001    $    99,100(4)     $ 5,750(5)           -                 -
         Chief Financial Officer       2000         10,240(4)         324(6)      50,000(7)              -
         Vice President and
         Treasurer

   Robert A. Reinhart                  2001    $    81,500(8)           -              -                 -
        Former Chief Financial         2000        125,000        $ 2,591(6)           -                 -
        Officer, Treasurer,            1999        128,887              -              -                 -
        Secretary and Vice
        President - Finance

   Thomas Livelli                      2001     $  150,000        $20,000(9)      25,000(10)             -
         President and Chief           2000        135,000          2,591(6)           -                 -
         Executive Officer of CMT      1999        151,885              -              -                 -


(1) Mr. Pagano, was elected as our President on June 15, 1994. Mr. Pagano received a consulting fee of $75,000 per annum plus reimbursement of documented expenses incurred on behalf of our company until May 1999, at which time he became an employee at a salary of $85,000 per annum. On March 1, 2001, Mr. Pagano's annual salary was increased to $175,000 per annum.

(2) On September 15, 2000, we granted Mr. Pagano stock options to purchase an aggregate of 200,000 shares of our common stock at $9.00 per share, of which options to purchase 66,000 shares of our common stock expire on September 15, 2005 and options to purchase 134,000 shares of our common stock expire on September 15, 2010. The options vest in four equal annual installments commencing on September 15, 2001.

(3) On May 14, 1996, we granted Mr. Pagano stock options to purchase an aggregate of 217,000 shares of our common stock at $1.625 per share, which options were immediately exercisable upon grant. On April 30, 1999, we extended the expiration date of the options to April 30, 2004.

(4) Mr. Rolff joined our company on November 13, 2000 at an annual salary of $75,000. On May 25, 2001, Mr. Rolff's salary was increased to $115,000 per annum.

(5) The employees of CMT and the Chief Financial Officer of our company were paid a bonus based on 5% of the respective individual's annual salary rate. Each individual's bonus was prorated for months of service for the year ended December 31, 2001.

(6) Management of CMT and the Chief Financial Officer of our company was paid a bonus based on CMT's pre-tax income for the year ended December 31, 2000. Each individual's bonus was prorated for months of service for the year ended December 31, 2000.

(7) On December 20, 2000, Mr. Rolff was granted options to purchase 50,000 shares of our common stock at $6.25 per share. The options vest in five equal annual installments commencing on December 20, 2001 and expire on December 20, 2010.

(8) In June 2001, we entered into a separation agreement and a consulting agreement with Mr. Reinhart. Pursuant to the agreements, we agreed to pay Mr. Reinhart $10,416 per month from January 20, 2001 through July 19, 2001 and $2,500 per month from July 20, 2001 through July 19, 2002. We also agreed to pay his medical and dental benefits until July 19, 2001.

(9) Reflects Mr. Livelli's guaranteed annual bonus per his employment agreement dated May 23, 2001.

(10) On May 23, 2001, we granted Mr. Livelli stock options to purchase 25,000 shares of our common stock at $9.00 per share, which expire on May 22, 2011. The options vest in five equal annual installments commencing on January 1, 2002.


Compensation Arrangements for Current Executive Officers

         On May 24, 1999, we entered into an employment agreement with Joseph K. Pagano to serve as our president, replacing the consulting agreement that we had with Mr. Pagano. The agreement was for an initial term of one year. Mr. Pagano is currently serving under an automatic renewal provision in his employment agreement, which provides for one year extensions upon the expiration of each one year term if no notice is given by us or Mr. Pagano that such party desires not to extend the employment agreement. The employment agreement provides for an annual base compensation of $85,000. In connection with the employment agreement, the termination date of 217,000 options previously granted to Mr. Pagano under the 1990 Plan were extended an additional three years to April 30, 2004. On September 15, 2000, we granted Mr. Pagano stock options to purchase an aggregate of 200,000 shares of our common stock at $9.00 per share, of which options to purchase 66,000 shares of our common stock expire on September 15, 2005 and options to purchase 134,000 shares of our common stock expire on September 15, 2010. The options vest in four equal annual installments commencing on September 15, 2001. In March 2001, we increased Mr. Pagano's annual base compensation to $175,000.

         In connection with the merger of CMT, we assumed the employment agreement with Thomas Livelli, pursuant to which Mr. Livelli served as President and Chief Executive Officer of CMT through May 22, 2001. As of May 23, 2001, we entered into a new employment agreement with Mr. Livelli to serve in the same capacity until the earlier of May 22, 2006 or the two year anniversary of "a change in control" (as such term is defined in the employment agreement). The employment agreement provides for an annual base compensation of $150,000, with automatic cost of living adjustments on each one year anniversary of the agreement. Mr. Livelli is also entitled to participate in CMT's bonus plan, which is based on CMT's net profits and allocated each year by the Board of Directors. Mr. Livelli's agreement provides that his bonus shall be at least $20,000 for each full fiscal year of employment. If such bonus payment exceeds Mr. Livelli's allocated bonus under the plan, the excess shall be credited against any future allocated bonuses in excess of $20,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of two years thereafter. Pursuant to the employment agreement, we granted Mr. Livelli stock options to purchase 25,000 shares of our common stock at $9.00 per share, which options expire on May 22, 2011. The options vest in five equal annual installments commencing on January 1, 2002.

         We do not have an employment agreement with Fredrick B. Rolff.

Director Compensation

         Directors receive no cash compensation for serving on the Board of Directors or for attending Board or Committee meetings (if any). We reimburse directors for out-of-pocket expenses incurred in connection with attending board meetings. Non-employee directors are eligible to be granted non-qualified stock options under our 2000 Performance Equity Plan. Nonqualified stock options may be exercised for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine.


Compensation Committee Interlocks and Insider Participation

         Our compensation committee is comprised of Frederick R. Adler and Joel Pearlberg. Neither of these individuals served as officers of ours or of our subsidiaries.

         At the time of the CMT Merger, there were loans outstanding from CMT to six of its shareholders, in the aggregate principal amount of $500,000, as evidenced by promissory notes from CMT to each such shareholder. Mr. Adler was among these shareholders and, at the time of the CMT Merger, held a promissory note in the principal amount of $112,500. The promissory note bears 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As a result of the CMT merger, the above loans' maturity dates were accelerated to May 1, 2000. During 1999, the stockholders agreed to extend the above loans' maturity date to May 1, 2001. In July 2001, the stockholders agreed to extend the maturity date of the loans until September 1, 2001 under the existing terms of the loans. On September 1, 2001 CMT repaid principal and interest of $603,125 to retire the loans.


Option Grants

         The following table represents the stock options granted in the fiscal year ended December 31, 2001 to our executive officers identified in the Summary Compensation table above.


                       Options Granted in Last Fiscal Year
                       -----------------------------------
                                              Percent of                                       Potential Realizable
                              Number of     Total Options                                        Value at Assumed
                             Securities       Granted to                                          Annual Rates of
                             Underlying       Employees                                             Stock Price
                               Options        During the     Exercise Price     Expiration       Appreciation for
    Name of Executive        Granted(#)     Fiscal Year(%)    Per Share($)         Date           Option Term($)
    -----------------        ----------     --------------    ------------         ----           -------------
                                                                                                5%(1)       10%(1)
                                                                                                -----       ------
Thomas Livelli                 25,000            11%              $9.00          5/22/11          $0        $83,007


(1) The above information concerning five percent and ten percent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options. The closing price of our common stock on December 31, 2001 was $4.75 per share.

         The following table sets forth the fiscal year end option values of outstanding options at December 31, 2001 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.


                     Aggregate Fiscal Year End Option Values
                     ---------------------------------------

                           Number of Securities Underlying Unexercised       Dollar Value of Unexercised in-the-
                                  Options at December 31, 2001:             Money Options at December 31, 2001(1):
          Name               Exercisable(#)         Unexercisable(#)        Exercisable(#)        Unexercisable(#)
          ----               --------------         ----------------        --------------        ----------------

Joseph K. Pagano               267,000(2)               150,000              $   678,125            $   -

Frederick B. Rolff              10,000                   40,000              $        -             $   -


(1) These values are based on the difference between the closing sale price of our common stock on December 31, 2001 of $4.75 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

(2) Includes (a) 217,000 stock options granted by the board of directors as of May 14, 1996 under our 1990 Stock Option Plan having an exercise price of $1.625 per share, which options are currently exercisable and, as amended, expire April 30, 2004 and (b) 50,000 stock options granted by the board of directors as of September 15, 2000 under our 2000 Performance Equity Plan having an exercise price of $9.00 per share. These options were part of an aggregate grant of 200,000 options at $9.00 per share, of which options to purchase 66,000 shares of our common stock expire on September 15, 2005 and options to purchase 134,000 shares of our common stock expire on September 15, 2010. The options vest in four equal annual installments commencing on September 15, 2001.


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

         At December 31, 2001, options to purchase an aggregate of 305,450 and 1,051,800 shares of our common stock were outstanding under the 1990 plan and 2000 plan, respectively.

         We have also granted from time to time non-plan options and warrants to certain officers, employees and consultants. Non-plan options and warrants to purchase an aggregate of 312,810 shares of our common stock were outstanding at December 31, 2001.

Equity Compensation Plan Information

         The following table sets forth certain information at December 31, 2001 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.


                                                                                      Number of Securities
                                                                                      Remaining Available for
                              Number of Securities to be    Weighted-Average          Future Issuance under
                              Issued upon Exercise of       Exercise Price of         Equity Compensation Plans
                              Outstanding Options,          Outstanding Options,      (excluding securities
Plan Category                 Warrants and Rights           Warrants and Rights       reflected in the first column)
-------------                 -------------------           -------------------       ------------------------------
Equity Compensation Plans              1,357,250                     $5.05                  948,200
Approved by Security Holders

Equity Compensation Plans               312,810(1)                   $1.57                        0
Not Approved by Security
Holders


(1) In connection with a private placement which we consummated in November 2000, we issued a warrant to Mr. Theodore M. Serure to purchase 44,810 shares of our common stock as compensation for introducing to us investors who purchased shares of common stock in the private placement. The holder may exercise the warrant at $6.00 per share until November 21, 2005. The exercise price and the number of shares of common stock issuable upon exercise of the warrant are subject to adjustment in some circumstances including a stock dividend, recapitalization, reorganization, merger or consolidation. However, the warrant is not subject to adjustment for issuance of common stock at a price below the exercise price of the warrant.

         On July 7, 1998, we granted to Dr. Paul Marks a non-plan option to purchase 18,000 shares of our common stock as compensation for scientific consulting provided to CMT. Dr. Marks may exercise the option at $2.00 per share until July 9, 2002.

         On January 16, 1998, we granted to Frederick Adler and Richard Axel options to purchase 150,000 and 100,000 shares of our common stock, respectively, at an exercise price at $0.75 per share until January 16, 2002. Both Mr. Adler and Mr. Axel exercised all of these options in January 2002. The options were issued to Mr. Adler for serving as a director for the Company. Mr. Axel's options were issued as compensation for acting as a consultant to the Company.

         The warrant and the non-plan options are the only equity compensation "plans" not approved by our shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 26, 2002 (except as otherwise noted in the footnotes), regarding the beneficial ownership of our common stock by: (i) each person or group known by us to own beneficially more than five percent of the outstanding shares of our common stock; (ii) each director of our company; (iii) each executive officer of our company whose compensation exceeded $100,000 in 2001; and (iv) all directors and executive officers of the company as a group.


                                                   Amount and Nature                      Percent of Class
       Name of Beneficial Owner               of Beneficial Ownership(1)               of Voting Securities(1)
       ------------------------               -----------------------                  ---------------------
Joseph K. Pagano                                         1,600,450(2)                           20.7%

Frederick A. Adler                                         743,573(3)                           10.0%

Samuel A. Rozzi                                            507,525                              6.8%

Thomas Livelli                                             159,380(4)                           2.1%

Joel M. Pearlberg                                           35,000                                *

Gerald Greenwald                                            20,000(5)                             *

Frederick B. Rolff                                          11,000(6)                             *

D.H. Blair Investment                                    1,134,859(7)                           15.2%
    Banking Corp.

All directors and executive officers                     3,076,928(8)                           39.7%
    as a group (seven persons)

*        Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes all outstanding shares of common stock owned by the holder plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Except as otherwise indicated, all of the shares of common stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

(2)      Includes (i) 25,000 shares of common stock held of record by the Joseph
         K. Pagano, Jr. Trust established for Mr. Pagano's son, and (ii) 267,000 shares of common stock issuable upon exercise of options. Excludes options to purchase up to 150,000 shares of common stock.

(3) These shares of common stock are held by the Frederick R. Adler Intangible Asset Management Trust of which Mr. Adler is the settlor and beneficiary. Does not include 1,124,859 shares of common stock over which Mr. Adler is trustee pursuant to a voting trust among us, D.H. Blair Investment Banking Corp. and Mr. Adler. The voting trust agreement provides that Mr. Adler will vote those shares in the same manner as the public, on a proportionate basis, excluding the votes of our officers, directors and greater than ten-percent stockholders. However, with respect to a vote or consent in connection with either a "Rule 13e-3 Transaction" (as defined in Rule 13e-3 promulgated under Securities Exchange Act of 1934) or a transaction in which stockholders are afforded appraisal rights under Section 262 of the Delaware General Corporation Law, Mr. Adler will vote these shares as directed D. H. Blair, or by the actual holders of the shares.

(4) Includes 5,000 shares of common stock issuable upon exercise of options. Excludes options to purchase 20,000 shares of common stock.

(5) Represents 20,000 shares of common stock issuable upon the exercise of options.

(6) Includes 10,000 shares of common stock issuable upon exercise of options. Excludes options to purchase 40,000 shares of common stock.

(7) J. Morton Davis is the sole stockholder of D.H. Blair Investment Banking Corp. The amount reported includes 10,000 shares owned by Mr. Davis' wife of which Mr. Davis disclaims beneficial ownership. The information with respect to D.H. Blair Investment Banking Corp. and J. Morton Davis is based upon the Schedule 13G/A, dated May 23, 2001, filed by such persons with the Securities and Exchange Commission. All the shares beneficially owned by D.H. Blair Investment Banking Corp. have been placed in trust, pursuant to the trust agreement described in footnote 3. The voting trust agreement does not limit D. H. Blair's ability to make public sales of the shares in the open market pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to Rule 144 thereunder or to make private sales of the shares pursuant to Section 4(1) of the Securities Act of 1933, provided, however, that shares sold in private sales will continue to be subject to the voting trust agreement until certain conditions are met. In addition, D.H. Blair agreed that, during the term of the voting trust agreement, it will not acquire additional shares of our common stock or other securities convertible into our common stock.

(8) Includes 302,000 shares of common stock issuable upon the exercise of options. Excludes options to purchase 210,000 shares of common stock.


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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a)      Exhibits.
         See Exhibit Index appearing later in this Report.

(b)      Report on Form 8-K.
         None.



SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Financial Statements              December 31, 2001, 2000, and 1999

                                Table of Contents
---------------------------------------------------------------------------------------------------------


                                                                                                    Page

Independent Auditors' Report as of and for the year ended December 31, 2001                         F-1

Independent Auditors' Report as of and for the years ended December 31, 2000, 1999 and 1998         F-2

Consolidated Financial Statements

          Balance Sheets

                      December 31, 2001 and 2000                                                    F-3

          Statements of Operations

                      For the Years ended December 31, 2001, 2000, 1999                             F-4

          Statements of Stockholders' Equity

                      For the Years ended December 31, 2001, 2000, 1999                             F-5

          Statements of Cash Flows

                      For the Years ended December 31, 2001, 2000, 1999                             F-6

Notes to Consolidated Financial Statements                                                          F-7

                          Independent Auditors' Report



To the Board of Directors and Stockholders
Sentigen Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sentigen Holding Corp. and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 were audited by other auditors whose report, dated February 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
February 4, 2002

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

/s/ Raich Ende Malter & Co. LLP
RAICH ENDE MALTER & CO. LLP
East Meadow, New York
February 16, 2001



SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets


                                                                            December 31,
                                                                            ------------
                                                                         2001                 2000
                                                                         ----                 ----
 Assets
      Current Assets
          Cash and cash equivalents                                  $ 4,889,272        $   281,547
          Investment securities                                        4,898,490          5,526,698
          Accounts receivable - net of allowance for doubtful
                accounts of $45,000 for 2001 and $20,000 for 2000        771,867            634,838
          Unbilled services                                               49,245            159,613
          Inventory                                                      197,184            173,254
          Accrued interest receivable                                     47,135             84,459
          Prepaid expenses                                                75,254             34,935
                                                                     ------------        -----------
                                                                      10,928,447          6,895,344
                                                                     ------------        -----------

      Property, Plant and Equipment                                    2,903,450          2,198,342
      Less:  Accumulated depreciation                                  1,387,154            938,706
                                                                     ------------        -----------
                                                                       1,516,296          1,259,636
                                                                     ------------        -----------
      Other Assets
          Investment securities                                                -          4,890,671
          Security deposits                                               11,917              1,000
          Deferred financing costs - net of accumulated
                amortization of $2,648 for 2001 and $1,295 for 2000       11,012              9,286
          License costs - net of accumulated amortization
                of $45,353 for 2001 and $11,028 for 2000                 395,272            363,972
                                                                     ------------        -----------
                                                                         418,201          5,264,929
                                                                     ------------        -----------
 Total Assets                                                        $12,862,944        $13,419,909
                                                                     ============       ============

 Liabilities and Stockholders' Equity
      Current Liabilities
          Stockholder loans - net of unamortized discount
                of $8,926 for 2000                                   $         -        $   580,449
          Current maturities of long term debt                           175,702            136,987
          Accounts payable and accrued expenses                          620,387            392,572
          Customer deposits                                              196,613            239,342
          Unearned revenue                                                 5,750             83,759
                                                                     ------------        -----------
                                                                         998,452          1,433,109

      Long-Term debt - net of current maturities                         914,110            635,001
                                                                     ------------        -----------

                                                                       1,912,562          2,068,110
                                                                     ------------        -----------

      Stockholders' Equity
          Preferred Stock - $.01 par value, 5,000,000 shares
                authorized- none issued or outstanding                         -                  -
          Common Stock - $.01 par value, 20,000,000 shares
                authorized, 7,147,324 and 7,020,514 shares
                issued and outstanding in 2001 and 2000,
                respectively                                              71,474             70,205
          Additional paid-in capital                                  11,812,612         11,567,709
          Accumulated deficit                                           (933,704)          (286,115)
                                                                     ------------        -----------
                                                                      10,950,382         11,351,799
                                                                     ------------        -----------
 Total Liabilities and Stockholders' Equity                          $12,862,944        $13,419,909
                                                                     ============       ============


                 See notes to consolidated financial statements.

     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
      Consolidated Statements of Operations

                                                                         For the Years Ended
                                                                            December 31,
                                                                            ------------
                                                               2001             2000             1999
                                                               ----             ----             ----

        Revenue
              Molecular cell science                      $  3,905,549      $  3,025,071    $   2,404,753
              Specialty media                                2,174,649         1,704,432        1,511,828
                                                          -------------     -------------   --------------
                                                             6,080,198         4,729,503        3,916,581
                                                          -------------     -------------   --------------
        Direct Costs
              Molecular cell science                         1,443,147         1,149,226          934,953
              Specialty media                                  832,909           741,423          691,250
                                                          -------------     -------------   --------------
                                                             2,276,056         1,890,649        1,626,203
                                                          -------------     -------------   --------------
        Income After Direct Costs
              Molecular cell science                         2,462,402         1,875,845        1,469,800
              Specialty media                                1,341,740           963,009          820,578
                                                          -------------     -------------   --------------
                                                             3,804,142         2,838,854        2,290,378
                                                          -------------     -------------   --------------

        Operating Expenses
              Selling, general and administrative            2,027,716         1,420,588        1,007,935
              Research and development                       1,022,490           467,567           28,960
              Corporate overhead                             1,219,476           698,601          533,262
              Stock based compensation                          73,146           213,729                -
              Depreciation and amortization                    484,126           282,753          239,457
                                                          -------------     -------------   --------------
                                                             4,826,954         3,083,238        1,809,614
                                                          -------------     -------------   --------------

        (Loss) Income From Operations                       (1,022,812)         (244,384)         480,764

        Interest income                                        611,737           310,138          295,890

        Interest expense                                       103,392           118,147          135,540
                                                          -------------     -------------   --------------
        Interest income, net of interest expense               508,345           191,991          160,350
                                                          -------------     -------------   --------------

        (Loss) Income before Provision for Income Taxes       (514,467)          (52,393)         641,114

        Provision for Income Taxes                             133,122            74,322               -
                                                          -------------     -------------   --------------

        Net (Loss) Income                                 $   (647,589)     $   (126,715)    $    641,114
                                                          =============     =============    =============

        Net (Loss) Income  per share
              Basic                                       $      (0.09)     $      (0.02)     $      0.11
                                                          =============     =============    =============

              Diluted                                     $      (0.09)     $      (0.02)     $      0.10
                                                          =============     =============    =============

        Weighted average shares outstanding
              Basic                                          7,101,832         6,297,463        6,102,700
                                                          =============     =============    =============

              Diluted                                        7,101,832         6,297,463        6,389,866
                                                          =============     =============    =============


        See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

                                                                  Additional
                                              Common Stock        Paid-in        Accumulated
                                           Shares      Amount     Capital        Deficit        Total
                                           ---------   -------    ---------      ------------   -------

          Balance - January 1, 1999         6,108,700   $61,087   $5,813,710      $(800,514)     $5,074,283

              Contribution of shares back
                to the Company                (30,000)     (300)         300              -              -
              Adjustment of discount on
                stockholder loans                   -         -       18,694              -          18,694
              Net income                            -         -            -        641,114         641,114
                                            ----------  --------   ---------    -----------     -----------

          Balance - December 31, 1999       6,078,700   $60,787   $5,832,704     $ (159,400)     $5,734,091

              Stock options exercised           2,980        30        2,950              -           2,980
              Shares issued in connection
                with license agreement         75,000       750      374,250              -         375,000
              Shares issued in the private
                placement                     863,834     8,638    5,144,076              -       5,152,714
              Compensation for stock
                options issued to the
                Scientific Advisory Board           -         -      213,729              -         213,729
              Net (loss)                            -         -            -       (126,715)       (126,715)
                                            ----------  --------   ---------    -----------     -----------

          Balance - December 31, 2000       7,020,514   $70,205  $11,567,709     $ (286,115)    $11,351,799

              Stock options exercised         126,810     1,269      106,132              -         107,401
              Compensation for stock
                options issued to
                the Scientific
                Advisory Board                      -         -       73,146              -          73,146
              Adjustment to value of
                license agreement                   -         -       65,625              -          65,625
              Net (loss)                            -         -            -       (647,589)       (647,589)
                                            ----------  --------   ---------     -----------    -----------

          Balance - December 31, 2001       7,147,324   $71,474   $11,812,612  $   (933,704)    $10,950,382
                                           ===========  ========  ===========  ============    ============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                         For the Years Ended
                                                                            December 31,
                                                                            ------------
                                                                  2001             2000             1999
                                                                  ----             ----             ----
          Cash Flows from Operating Activities
             Net (loss) income                                  $ (647,589)    $ (126,715)     $  641,114
             Adjustments to reconcile net (loss) income
                to net cash (used for) provided by operating
                activities:
                   Depreciation and amortization                   484,126        282,753        239,457
                   Accrued interest on stockholder loans            22,676         48,461         48,822
                   Stock based compensation                         73,146        213,729              -
             (Increase) decrease in:
                   Accrued interest receivable                      37,324        (44,875)        61,746
                   Accounts receivable, net of allowance          (137,029)       (62,763)      (266,500)
                   Unbilled services                               110,368        (49,804)       (86,010)
                   Inventory                                       (23,930)       (21,438)       (34,825)
                   Prepaid expenses                                (40,319)       (19,967)        (6,240)
                   Security deposit                                (10,917)             -         (1,000)
             Increase (decrease) in:
                   Accounts payable and accrued expenses           227,815         77,139       (111,880)
                   Customer deposits                               (42,729)        95,500       (126,301)
                   Unearned revenue                                (78,009)        29,299         12,073
                                                                 ----------    -----------      ---------
          Cash (used in) provided by operating activities          (25,067)       421,319        370,456
                                                                 ----------    -----------      ---------

          Cash Flows from Investing Activities
             Acquisitions of property, plant and equipment        (705,108)      (439,052)      (327,112)
             Redemption of certificate of deposit                        -              -        200,000
             Purchase of investment securities                     (21,121)   (10,102,488)      (340,707)
             Maturities of investment securities                 5,540,000      5,000,000      5,000,000
                                                                 ----------    -----------     ----------
          Cash provided by (used in) investing activities        4,813,771     (5,541,540)     4,532,181
                                                                 ----------    -----------     ----------

          Cash Flows from Financing Activities
             Retirement of notes payable                                 -               -      (160,000)
             Retirement of stockholder loans                      (603,125)              -             -
             Payment of deferred financing costs                    (3,079)         (3,000)            -
             Proceeds from issuance of long term debt              464,337         240,000       350,000
             Principal payments on long term debt                 (146,513)       (116,880)      (50,829)
             Cash received from stock options exercised            107,401           2,980             -
             Net proceeds received from private placement                -       5,152,714             -
             Payment of collateralized investment loan                   -               -    (5,000,000)
                                                                 ----------    ------------   -----------
          Cash (used in) provided by financing activities         (180,979)      5,275,814    (4,860,829)
                                                                 ----------    ------------   -----------

          Increase in Cash and cash equivalents                  4,607,725         155,593        41,808
          Cash and cash equivalents - beginning of period          281,547         125,954        84,146
                                                                 ----------    ------------   -----------
          Cash and cash equivalents - end of period             $4,889,272     $   281,547    $  125,954
                                                                ===========    ============   ===========

          Supplemental Disclosures of Cash Flow Information
             Cash paid during the year:
                   Interest                                     $   80,716     $   69,686      $  86,718
                   Income taxes                                 $   96,125     $   67,185      $     863

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements     December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

1.       Organization of the Company and Nature of its Operations

         We are a holding company conducting business through two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. (CMT) and Sentigen Corp. CMT is comprised of a service organization that provides contract research and development (R&D) services, and a products organization that provides cell culture media, reagents and other research products to companies engaged in the drug discovery process. Sentigen Corp. is involved in scientific research to develop environmentally sound approaches to prevent insect crop damage and the spread of human diseases by impacting insect behavior.

         CMT operates through two divisions -- Molecular Cell Science (MCS) and Specialty Media (SM). MCS provides contract R&D services and High Throughput Screening (HTS) applications and services to companies engaged in the drug discovery process. SM develops, manufactures, markets and sells specialty cell culture media, reagents and other research products.

         The operations of Sentigen Corp. are reflected as research and development expenses in our consolidated statements of operations. Sentigen Corp's operations, since its inception in February 2000, consist entirely of research and development.

         We were incorporated under the laws of the State of Delaware in May 1990 and, after having engaged in the acquisition and operation of different business entities subsequent to our initial public offering in August 1990, we commenced our current business operations when we acquired CMT by a reverse merger in May 1998. CMT was incorporated in May 1997 to acquire all of the outstanding stock of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Sentigen Corp. was formed on February 16, 2000. We changed our name to Sentigen Holding Corp. on June 23, 2000. On January 9, 2002, our common stock began trading on The Nasdaq SmallCap Market under the symbol SGHL.

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

         c. Investment Securities - Investment securities consist of U.S. Treasury Notes. All investment securities are defined as held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, as such, have been reported at amortized cost.

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

         f. License and Deferred Cost - License costs are amortized over 17 years on a straight line basis and result from our exclusive licensing agreement with the Trustees of Columbia University (See Note 6). Deferred financing costs were incurred in connection with the various loan financings received by the company (See Note 9). Deferred financing costs are amortized on a straight-line basis over the duration of the related loan.

         g. Impairment - We review intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe none of our intangible and long-lived assets are impaired as of December 31, 2001.

         h. Revenue Recognition - We record revenue from fixed-price contracts extending over more than one accounting period on a percentage-of-completion basis. Percentage-of- completion is determined based on the proportion of completed costs to total anticipated costs on each contract. If it is determined that a loss will result from the performance of a contract, the entire amount of estimated loss is charged against income in the period in which the determination is made. In general, prerequisites for billings are established by contractual provisions including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services arise when services have been rendered but clients have not been billed. Similarly, unearned revenue represents amounts billed in excess of revenue recognized.

         i. Research and Development Costs - Research and development costs are expensed as incurred. The activities of Sentigen Corp. have been entirely accounted for as research and development costs. Total expenditures on research and development for 2001, 2000 and 1999 including research costs reimbursed under NIH funded grants (See Note 7) were $1,247,072, $690,026, and $309,997, respectively.

         j. Research Grants - We are engaged in research and development activities under grant from the National Institute of Health
                  (NIH). The research expenses incurred under the grants were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it is a reimbursement of amounts passed through to sub-recipients (See Note 7).

         k. Income Taxes - We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carryforwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

         l. Advertising Costs - All costs relating to advertising and marketing are expensed in the period incurred. Advertising costs during 2001, 2000 and 1999 were $213,942, $111,001, and
                  $59,539, respectively.

         m. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         n. Earnings Per Share - The accompanying financial statements include earnings per share calculated as required by Financial Accounting Standards No. 128 "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the years ended December 31, 2001 and 2000 because of their anti-dilutive effect. The following is a computation of the weighted average shares outstanding for the years ended December 31, 2001, 2000 and 1999:


                                     2001            2000           1999
                                     ----            ----           ----
 Basic
                                   7,101,832       6,297,463      6,102,700
 Effect of dilutive options                -               -        287,166
                                   ---------       ---------      ---------
 Diluted                           7,101,832       6,297,463      6,389,866
                                   =========       =========      =========


         o. Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations.

         p. Segments - The accompanying financial statements include segment disclosure as required by Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," which expands and modifies disclosures but has no impact on consolidated financial position or results of operations or cash flows. Our reportable operating segments are: MCS, SM and Sentigen Corp.

         q. Reclassification - Certain amounts from the prior years have been reclassified to conform to the current year's presentation. These reclassifications have no effect on previously reported (loss) or income.

         r. New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS
                  141). This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for intangible assets and goodwill acquired in a business combination. We do not expect SFAS 141 to have a material effect on our financial position or results of operations.

                  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142), which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually or in the event of an impairment indicator. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. We do not expect SFAS 142 to have a material effect on our financial position or results of operations.

                  In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 142). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for all fiscal years beginning after June 15, 2002. We do not expect SFAS 143 to have a material effect on our financial position or results of operations.

                  In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of their entity in a disposal transaction. SFAS 144 is effective for all fiscal years beginning after December 15, 2001. We do not expect SFAS 144 to have a material effect on our financial position or results of operations.


3.       Inventory

         Inventory of the SM segment consists of the following:

                                  December 31,
                              2001            2000
                              ----            ----
 Finished Goods           $   108,373     $    83,064
 Packaging Materials           28,510          37,208
 Raw Materials                 60,301          52,982
                          -----------     -----------
 Total Inventory          $   197,184     $   173,254
                          ===========     ===========

4.       Investment Securities

         At December 31, 2001 and 2000, we held investments in securities, which were classified as held-to-maturity. Fair values are based on quoted market prices.

                                                                                                Unrealized
                                                       Amortized Cost        Fair Value       Gain / (Loss)
                                                       ---------------       -----------      -------------

 December 31, 2001
       Investment Securities - current
            U.S. Treasury Note - face value of
            $4,905,000 - interest at 5.750% - due
            October 31, 2002                             $    4,898,490      $    5,058,281      $   159,791
                                                         ---------------     ---------------     ------------

       Total Investment Securities                       $    4,898,490      $    5,058,281      $   159,791
                                                         ===============     ===============     ============

 December 31, 2000
       Investment Securities - current
            U.S. Treasury Note - face value of
            $340,000 - interest at 5.500% - due
            August 31, 2001                              $      339,873      $      339,575      $     (298)

            U.S. Treasury Note - face value of
            $200,000 - interest at 6.125% - due
            December 31, 2001                                   199,551             201,188           1,637

            U.S. Treasury Note - face value of
            $5,000,000 - interest at 5.875% - due
            November 30, 2001                                 4,987,274           5,014,050           26,776
                                                         ---------------     ---------------     ------------
       Total Investment Securities - current             $    5,526,698      $    5,554,813      $    28,115

       Investment Securities - non-current
            U.S. Treasury Note - face value of
            $4,905,000 - interest at 5.750% - due
            October 31, 2002                             $    4,890,671      $    4,949,444      $    58,773
                                                         ---------------     ---------------     ------------

       Total Investment Securities                       $   10,417,369      $   10,504,257      $    86,888
                                                         ===============     ===============     ============

5.       Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                        December 31,
                                                  2001                2000
                                                  ----                ----

 Land                                     $     90,000        $     90,000
 Building and Improvements                     499,250             371,683
 Machinery and Equipment                     2,187,050           1,642,882
 Furniture and Fixtures                        127,150              93,777
                                         -------------        ------------

 Total Property, Plant and Equipment         2,903,450           2,198,342

 Less:    Accumulated Depreciation           1,387,154             938,706
                                         -------------        ------------

 Property, Plant and Equipment - net     $   1,516,296        $  1,259,636
                                         =============        ============

Depreciation expense charged to operations was $448,448, $271,047 and $239,205 for the years ended December 31, 2001, 2000, and 1999 respectively.


6.       Exclusive License Agreement

         On April 10, 2000, Sentigen Corp. entered into a license agreement with Columbia University (Columbia) for an exclusive worldwide right to Columbia's patent applications and other proprietary rights in the areas of insect chemosensation and olfaction. One provision of the license agreement requires us to contribute a minimum of $1,000,000 into Sentigen Corp. within one year of the date of the license agreement (by April 2001) or be involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of our private placement in November 2000 where we raised aggregate proceeds of $5,183,004.

         Another provision of the license agreement requires us to spend a minimum of $50,000 per six month period or $100,000 per annual period on bona fide research and development of the patents and licenses. This provision is applicable from the second (April 2002) through the fourth years (April 2004) of the license agreement. If we do not meet this provision we must be involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through April 2002 (the fiscal year of the license agreement).

         In consideration of the license agreement, Columbia was issued 75,000 shares of our stock and will receive royalties of 1% of the net sales of any licensed products or services.

         The value of this license agreement is recorded as license costs, net of accumulated amortization on our consolidated balance sheet. The value of the license reflects the closing share price of our common stock on April
10, 2000.

7.       Research Grants

         The SM division, in collaboration with Harvard University, is the recipient of an NIH Federal Phase II Grant in the amount of $757,532. The research performed under this grant originally covered the period from July 1998 through August 2001, but was extended through March 2002.

         The MCS division, in collaboration with The University of Alabama, is the recipient of an NIH Federal Phase I Grant in the amount of $100,270. The work performed under this grant covered the period from June 1999 to May 2000.

         For the years ended December 31, 2001, 2000 and 1999 research expenses incurred were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it is a reimbursement of amounts passed through to subrecipients. The amounts received and expended are as follows:

                                                      December 31,
                                                      ------------
                                           2001           2000          1999
                                           ----           ----          ----

 SM NIH funding received              $  224,582     $  177,846    $  265,699
 MCS NIH funding received                      -         44,613        15,338
                                      -----------    -----------   -----------
 Total NIH funding received              224,582        222,459       281,037
 NIH research expenses incurred by
   subrecipients                        (224,582)      (222,459)     (281,037)
                                      -----------    -----------   ----------
 Net effect on the Company's
   Statements of Operations for the
   years then ended                   $        -     $        -    $        -
                                      ===========    ===========   ===========



8.       Retirement Plan

         During 1999, we adopted a 401(k) retirement plan for all eligible employees who meet certain eligibility criteria such as age, term of employment, etc. Eligible employees may elect to contribute to the plan a portion of their gross salary (subject to federal tax law). Our Company does not make matching contributions to the plan.

9.       Long-Term Debt

         Long-term debt consists of the following:

                                                         December 31,
                                                       2001          2000
                                                       ----          ----

Mortgage Payable - payable in 240 monthly
installments of $2,610 to February, 2017,
including a variable interest rate adjusted
every three years (2001 rate was 9.5%) -
Secured by our building in Phillipsburg, New Jersey  $  259,629     $  266,847

Notes Payable - bank - payable in 60 monthly
installments of $2,132 to April, 2002, including
interest at 10% - Guaranteed by two stockholders
and secured by a stockholder's personal residence        12,539         35,796

Notes Payable - bank - payable in 60 monthly
installments of $7,223 to August, 2002,
including interest at 8.75% - unsecured                 197,020        268,289

Notes Payable - bank - we received a commitment
to borrow up to $500,000 over 5 years at an
interest rate of 8.75% per annum to finance
equipment purchases for Sentigen Corp.
We borrowed $300,000 under this agreement.              216,287        201,056

Equipment Line of Credit - bank - we received
a commitment to borrow up to $720,000 to
finance equipment purchases at CMT. Interest
is charged on outstanding principal at the prime
rate of interest plus 50 basis points.                  404,337              -
                                                      ----------       --------
                                                      1,089,812        771,988

Less:  Current maturities                              (175,702)      (136,987)
                                                      ----------      ---------

Long Term Debt - net                                 $  914,110    $  635,001
                                                     ===========   ===========

         Principal maturities of long-term debt over the next five years are as follows:

         December 31,        2002                                 $    175,702
                             2003                                      196,984
                             2004                                      177,148
                             2005                                       91,912
                             2006                                       70,733
         Thereafter                                                    377,333
                                                                  ------------
                                                                  $  1,089,812

10.      Stockholder Loans

         Five stockholders and one of their related parties advanced $500,000, in aggregate, to CMT during 1997. The promissory notes bear 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As the promissory notes bear a below market rate of interest, additional interest was imputed on the notes to approximate our current available financing rate of 10%.

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

11.      Commitments

         In May, 1997, we entered into an employment agreement with Thomas Livelli, a Director and CMT's President/CEO. The employment agreement is for an initial term of three years at an annual base compensation of $135,000 and contains a provision for an automatic one-year extension, unless written notice is received by either party. As of May 23, 2001, we entered into a new employment agreement with Mr. Livelli to serve in the same capacity until the earlier of May 22, 2006 or the two year anniversary of "a change in control" (as such term is defined in the employment agreement). The employment agreement provides for an annual base compensation of $150,000, with automatic cost of living adjustments on each one year anniversary of the agreement. Mr. Livelli is also entitled to participate in the CMT's bonus plan, which is based on CMT's net profits and allocated each year by the Board of Directors. Mr. Livelli's agreement provides that his bonus shall be at least $20,000 for each full fiscal year of employment. If such bonus payment exceeds Mr. Livelli's allocated bonus under the plan, the excess shall be credited against any future allocated bonuses in excess of $20,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of two years thereafter. Pursuant to the employment agreement, we granted Mr. Livelli stock options to purchase 25,000 shares of our common stock at $9.00 per share, which options expire on May 22, 2011. The options vest in five equal annual installments commencing on January 1, 2002.

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

         In connection with the 1999 employment agreement, the termination date of 217,000 options previously granted to Pagano under the Company's 1990 Stock Option Plan were extended an additional three years to May 24, 2004. In accordance with SFAS 123, the additional compensation recognized as of the modification date, if the Company had accounted for its stock option plans under the fair value method, would have been $45,570, which was estimated using the Black- Scholes pricing model, with the following weighted average assumptions:

                                           Before            After
                                       Modification      Modification
                                       ------------      ------------
 Expected life of options                 2 years          5 years
 Risk-free interest rate                    5%                5%
 Volatility of stock                       158%              158%
 Expected dividend yield                     -                -

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


12.      Leases

         Lease commitments consist primarily of leases on laboratory and office facilities under operating lease agreements. We have also entered into various operating leases for administrative office equipment which are not considered material.

         We lease approximately 980 square feet of administrative office space for use by the Board of Directors and Executive Officers of our Company at 434 East Cooper Street, Aspen, Colorado 81611. Rental expense for this property was $36,492, $32,929 and $28,652 for the years ended December 31, 2001, 2000 and
1999, respectively. This lease expires April 30, 2003.

         CMT leased approximately 750 square feet of administrative office space at 445 Marshall Street, Phillipsburg, New Jersey 08865. We lease this property on a month to month basis. Rental expense for this property was $12,000, $12,000 and $1,000 for the year's ended December 31, 2001, 2000 and 1999 respectively. This lease was terminated on December 31, 2001.

         In May 2000, Sentigen Corp. acquired a lease to use laboratory space at 3960 Broadway, New York, New York, 10032. In June, 2001, we acquired additional administrative space at this same location. Total rental expense for this property was $84,173, $44,074 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. The lease expires on April 30, 2002 with the option to renew for 2 additional years.

         In March 2001, CMT signed a 3-year lease for approximately 3,000 square feet of laboratory space at 418 Industrial Drive, North Wales, PA 19454. This space is to accommodate growth opportunities for CMT's HTS applications and assay development services. Rental expense for this property was $13,500, $0 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

         In November 2001, CMT signed a 44-month lease for approximately 11,000 square feet of laboratory and office/warehouse space at 445 Marshall Street, Phillipsburg, New Jersey 08865. This space is to accommodate growth opportunities for CMT's contract research business. Rental expense on this property is $12,530 per month beginning in February 2002.

         Total rental expense for the years ended December 31, 2001, 2000 and 1999 was $149,579, $97,042 and $35,752, respectively.

         The estimated future minimum rental payments under operating type leases over the next three years are as follows:

For the year ending December 31,       2002                      $     320,376
                                       2003                            333,588
                                       2004                            345,656
                                                                 -------------
                                                                 $     999,620

13.      Income Taxes

         Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss (NOL) and tax credit carryforwards. The significant components of net deferred tax assets are as follows:

                                                          December 31,
                                                          ------------
                                                2001        2000        1999
                                                ----        ----        ----
Net operating loss carryforwards               $694,000  $386,000    $342,000
Depreciation and other temporary differences     (8,000)   (8,000)     (7,000)
                                               --------- ---------   ---------
Total deferred tax assets                       686,000   378,000     335,000
Less:  Valuation allowance                      686,000   378,000     335,000
                                               --------- ---------   ---------
Net deferred tax assets                        $      -  $      -    $      -
                                               ========= =========   =========

         We believe that it is more likely than not, that the deferred tax assets will not be realized and have therefore, provided a valuation allowance for the entire balance.

         There was no current or deferred federal income tax provision for the years ended December 31, 2001, 2000, and 1999. The provision for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows:

                                                          December 31,
                                                          ------------
                                                2001        2000        1999
                                                ----        ----        ----
At Statutory Rates                          $ (308,000)   $ (45,000) $  218,000
      (Benefit) of net operating loss
           carryforward not previously
           recognized                                -            -    (199,000)

      Decrease in beginning of year
      valuation allowance due to
      changes in circumstances
      reflecting on the realization
      of deferred tax assets                         -            -     (19,000)

      Loss for which no benefit was recorded   308,000       45,000          -
      State income taxes                       133,122       74,322          -
                                            -----------    ---------  ---------

Provision for income taxes                  $  133,122     $ 74,322   $      -
                                            ===========    =========  =========

         At December 31, 2001 we have net operating loss carryforwards of $1,999,263 available to offset future federally taxable income, which expire as follows:

   Expiration                                   Amount

    May 31,          2012                  $   218,749
    December 31,     2012                        6,328
                     2013                      778,092
                     2015                       86,999
                     2016                      909,095
                                           -----------
                                           $ 1,999,263

14.      Percentage-of-Completion

         The following is a summary of assets and liabilities related to long-term contracts which are recognized on the percentage-of-completion basis:

                                                             December 31,
                                                          2001           2000
                                                          -----          ----
 Contract Receivables
       Billed - contracts in progress                  $  456,714    $  425,246
       Unbilled services (work-in-progress)                49,245       159,613
                                                       -----------   -----------
                                                          505,959       584,859
       Less:  Allowance for doubtful collections
                  on contract receivables              $  465,959    $  569,859
                                                       ===========   ===========

 Unearned Revenue
       Costs incurred on contracts in progress         $  411,924    $  432,829
       Estimated earnings                                 627,325       582,434
                                                       -----------   -----------
                                                        1,039,249     1,015,263
       Less:  Billings to date                            995,754       939,409
                                                       -----------   -----------
                                                       $   43,495    $   75,854
                                                       ===========   ===========

       Included in the accompanying balance
       sheets under the following captions:
                   Unbilled services                   $   49,245    $  159,613
                   Unearned revenue                        (5,750)      (83,759)
                                                       -----------   -----------
                                                       $   43,495    $   75,854
                                                       ===========   ===========

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


15.      Stock Option Plan

         The 1990 Stock Option Plan (the "Plan") provides for the granting of either stock options intended to qualify as incentive stock options under the Internal Revenue Code or non-statutory stock options for up to an aggregate of 1,000,000 shares of common stock. Options may be granted for terms of up to ten years and are exercisable as determined by the Company's Board of Directors at the date of the respective option grant. The option price under the plan must be no less than fair market value of the shares on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

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

         The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if we had accounted for our stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                2001          2000         1999
                                -----         ----         ----
Assumptions:
   Expected life of options    5 years      5 years       5 years
   Risk free interest rate      5.5%          6.0%         5.0%
   Volatility of stock          197%          162%         172%
   Expected dividend yield       0%            0%           0%

         The per share weighted average fair value of the options granted during 2001, 2000 and 1999 was $5.39 and $5.75 and $0.95, respectively. Had the fair value of the options been amortized to expense over the related service period, the pro forma impact on earnings of the stock-based compensation for the options under the provision would have been as follows:


                                  2001          2000        1999
                                  -----         ----        ----
Net Income (Loss):
     As reported                $ (647,589)   $(126,715)    $ 641,114
     Pro forma                  $ (884,369)   $(333,041)    $ 540,514

Diluted Earnings Per Share:
     As reported                  $  (0.09)    $  (0.02)     $   0.10
     Pro forma                    $  (0.12)    $  (0.05)     $   0.08

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

         In addition to the options granted to employees, we granted 50,000, 345,000 and 0 options to consultants during the years ended December 31, 2001, 2000 and 1999 respectively. Consultants are retained under consulting agreements and are not considered employees of our Company. We recognized non-cash stock-based compensation cost of $73,146 and $213,729 and $0 during the years ended December 31, 2001, 2000 and 1999 respectively, based on the fair value of the options issued, amortized over the respective consulting periods. On December 3, 2001 we amended the consulting agreements of all but one consultant to provide that the remaining unvested options will vest based on the sole discretion of the Board of Directors. According to the provisions of SFAS 123 we recognized non-cash stock-based compensation for the vested option awards over the service periods of the consulting agreements. Non-cash stock-based compensation will be recognized for the unvested options in the period that the options actually vest.

         Presented below is a summary of stock option plan activity for the years shown:

                                            Wtd. Avg.                 Wtd. Avg.
                                            Exercise     Options      Exercise
                                Options       Price    Exercisable     Price
                                -------     --------   ----------     -------
 Balance at December 31, 1998   658,000     $  1.05     468,200       $  1.16
   Granted                       44,250        1.00
   Exercised                          -
   Cancelled                     (9,620)    $  1.00
                                -------


 Balance at December 31, 1999   692,630     $  1.05     539,86 6      $  1.12
   Granted                       854,850        6.04
   Exercise                      (2,980)       1.00
   Cancelled                    (11,200)    $  1.64
                                --------

 Balance at December 31, 2000 1,533,300     $  3.83      732,960      $  1.75
   Granted                      219,800        5.99
   Exercised                   (126,810)       0.85
   Cancelled                     (1,040)    $  1.81
                              --------

 Balance at December 31, 2001 1,625,250     $  4.36      926,670      $  2.99
                              ==========



         The following summarizes information for options currently outstanding and exercisable at December 31, 2001:



                                      Options Outstanding                Option Exercisable
                                      -------------------                ------------------
                                   Weighted
                                    Average       Weighted                           Weighted
                                   Remaining      Average                             Average
Exercise Prices        Number        Life      Exercise Price           Number     Exercise Price
---------------      ---------     ---------   --------------         ---------    ---------------

   $  0.28              50,400        1          $  0.28                 50,400    $  0.28
      0.75             250,000        1             0.75                250,000       0.75
      1.00              26,000        7             1.00                 11,160       1.00
      1.63             217,000        2             1.63                217,000       1.63
      1.81              12,050        8             1.81                  1,610       1.81
      2.00              18,000        1             2.00                 18,000       2.00
      4.50              10,000        9             4.50                  2,000       4.50
      4.75              10,000        9             4.75                      -         -
      5.00             597,000        4             5.00                262,000       5.00
      5.75              30,100       10             5.75                      -         -
      5.88               1,500        9             5.88                      -         -
      6.00              51,100        7             6.00                 35,000       6.00
      6.25             107,000        6             6.25                 29,500       6.25
      6.50                 100       10             6.50                      -       6.50
      9.00             245,000        8             9.00                 50,000       9.00
                     ----------                                       ----------
                     1,625,250        4           $ 4.36                926,670      $ 2.99
                     ==========                                       ==========

16.      Segment Information

         We operate through two wholly owned subsidiaries, CMT and Sentigen Corp. CMT is evaluated on the performance of its two divisions, MCS and SM. Sentigen Corp. was formed in February 2000 and is engaged in research and development. We consider MCS, SM and Sentigen Corp. as our three separate and distinct reportable operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We account for inter- segment sales and transfers, if any, as if the transactions were to third parties, that is at current market prices.

         Our reportable operating segments are separate and distinct strategic business units that offer different products and services and are managed separately because each business requires different technologies and marketing strategies.

                                               December 31,
                                               ------------
                                  2001             2000             1999
                                  ----             ----             ----
Revenues
      MCS                      $ 4,005,671    $  3,115,178     $  2,456,687
      SM                         2,175,375       1,704,432        1,529,902
      Sentigen Corp.                     -               -                -
                               ------------   -------------    -------------
                               $ 6,181,046    $  4,819,610     $  3,986,589
                               ------------   -------------    -------------


(Loss) Income from Operations
      MCS                      $   618,348    $    675,361     $    599,373
      SM                           741,677         448,976          424,131
      Sentigen Corp.            (1,151,408)       (659,706)               -
                               ------------   -------------    -------------
                               $   208,617    $    464,631     $  1,023,504
                               ------------   -------------    -------------


Depreciation and Amortization
      MCS                      $   287,854    $    158,189     $    165,558
      SM                            77,256          72,284           64,421
      Sentigen Corp.               107,063          41,866                -
                               ------------   -------------    -------------
                               $   472,173    $    272,339     $    229,979
                               ------------   -------------    -------------


Segment Assets
     MCS                       $ 1,401,896    $  1,205,316     $  1,128,317
     SM                            927,768         786,014          781,124
     Sentigen Corp.                608,836         570,529                -
                               ------------   -------------    -------------
                               $ 2,938,500    $  2,561,859     $  1,909,441
                               ------------   -------------    -------------


Expenditures for Property,
Plant and Equipment
     MCS                       $   557,996    $    126,669      $   202,885
     SM                             92,974          74,395          118,017
     Sentigen Corp.                 48,304         237,988                -
                               ------------   -------------    -------------
                               $   699,274    $    439,052      $   320,902

         The following is a reconciliation of the revenue, operating
(loss)/income, depreciation and amortization and segment asset items disclosed above to the amounts reported in the consolidated financial statements:

                                                                               December 31,
                                                                               ------------
                                                                  2001             2000             1999
                                                                  ----             ----            ----

        Revenues
              Total revenues for reportable segments         $  6,181,046     $  4,819,610     $  3,986,589
              Elimination of intersegment revenues               (100,848)         (90,107)         (70,008)
                                                             -------------    -------------    -------------
        Total Reported                                       $  6,080,198     $  4,729,503     $  3,916,581
                                                             -------------    -------------    -------------

        (Loss) Income from Operations
              Total income (loss) for reportable segments    $   208,617      $    464,631     $  1,023,504
              Corporate income (loss) unallocated
                    to segments                               (1,231,429)         (709,015)        (542,740)
                                                             -------------    -------------    -------------
        Total Reported                                       $(1,022,812)     $   (244,384)    $    480,764
                                                             -------------    -------------    -------------

        Depreciation and Amortization
              Total depreciation and amortization for
                    reportable segments                      $    472,173     $    272,339     $    229,979
              Corporate depreciation and amortization
                    unallocated to segments                        11,953           10,414            9,478
                                                             -------------    -------------    -------------
        Total Reported                                       $    484,126     $    282,753     $    239,457

        Assets
              Total assets for reportable segments           $  2,938,500     $  2,561,859     $  1,909,441
              Corporate assets unallocated to segments          9,924,444       10,858,050        5,519,241
                                                             -------------    -------------    -------------
        Total Reported                                       $ 12,862,944     $ 13,419,909     $  7,428,682
                                                             -------------    -------------    -------------
        Expenditures for Property, Plant and Equipment
              Total expenditures for reportable segments      $   699,274     $    439,052     $    320,902
              Corporate expenditures unallocated
                    to segments                                     5,834                -            6,210
                                                             -------------    -------------    -------------
       Total Reported                                        $    705,108     $    439,052     $    327.112
                                                             -------------    -------------    -------------


17.      Significant Customers and Concentrations of Credit Risk

         For the years ended December 31, 2001, 2000 and 1999, the Company had significant sales and receivable balances from major customers in the pharmaceutical and biotechnology industries as follows:

                                                                 December 31,
                                                                ------------
                                      2001                          2000                          1999
                                      -----                         -----                         ----
                                            Percentage                    Percentage                    Percentage
                               Sales        of total         Sales        of total         Sales        of total
                               ------       ---------        ------       ---------        ------       --------

 Significant customer
       A.  MCS                $ 1,983,482      51%          $ 1,534,610      51%          $ 1,365,139      55%
       B.  SM                     441,460      20%              414,853      24%              353,616      23%
                              -----------      ---          -----------      ---          ------------     ---
                              $ 2,424,942      40%          $ 1,949,463      41%          $ 1,718,755      44%
                              -----------      ---          -----------      ---          ------------     ---

                                                                 December 31,
                                                                 ------------
                                                     2001                          2000
                                                     -----                         ----
                                          Net Accounts    Percentage    Net Accounts    Percentage
                                           Receivable      of total      Receivable      of total
                                          ------------    ----------    ------------    ----------
                Significant customer
                               A               $  85,536           21%    $  183,552            45%
                               B                  50,564           14%        45,825            20%
                               C                  46,489           13%             -             -
                               D                  55,170           16%             -             0%
                                               ---------           ---    ----------            ---
                                               $ 237,759           31%    $  229,377            36%
                                               ---------           ---    -----------           ---

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

18.      Private Placement

         In November 2000, we consummated a private offering in which we sold 863,834 shares of our common stock, at $6.00 per share, for aggregate gross proceeds of $5,183,044. The proceeds net of professional fees which were directly incurred in connection with this transaction, were $5,152,714.

         In connection with the private placement, we also issued warrants to Mr. Theodore M. Serure to purchase 44,810 shares of our common stock as compensation for introducing us to investors who purchased shares of common stock in the private placement. The warrant may be exercised at $6.00 per share until November 21, 2005.

19.      Unaudited Quarterly Results of Operations

                                                                  For the Quarters Ended
                                                                  ----------------------
                                                 December 31,   September 30,     June 30,       March 31,
                                                    2001            2001           2001            2001
                                                    -----           -----          -----           ----
 Revenue
       Molecular cell science                       $  870,921      $  892,511    $ 1,105,334     $ 1,036,783
       Specialty media                                 554,828         627,948        520,898         470,975
                                                    -----------     -----------   ------------    ------------
                                                     1,425,749       1,520,459      1,626,232       1,507,758
                                                    -----------     -----------   ------------    ------------
 Income After Direct Costs
      Molecular cell science                           540,044         575,158        731,440         615,760
      Specialty media                                  339,165         390,628        334,006         277,941
                                                    -----------     -----------   ------------    ------------
                                                       879,209         965,786      1,065,446         893,701
                                                    -----------     -----------   ------------    ------------
 Income (Loss) From Operations
       Molecular cell science                         (125,241)        107,599        332,726         303,264
       Specialty media                                 155,189         236,194        192,806         157,488
       Sentigen Corp.                                 (120,862)       (356,226)      (331,361)       (342,959)
       Corporate                                      (363,770)       (267,685)      (324,953)       (275,021)
                                                    -----------     -----------   ------------    ------------
                                                      (454,684)       (280,118)      (130,782)       (157,228)
                                                    -----------     -----------   ------------    ------------

 Net income (Loss)                                  $ (367,435)     $ (177,192)   $  (32,623)     $   (70,339)
                                                    ===========     ===========   ===========     ============
 Net Income (Loss) per Share
       Basic                                        $    (0.05)     $    (0.02)   $        -      $     (0.01)
                                                    ===========     ===========   ===========     ============
       Diluted                                      $    (0.05)     $    (0.02)   $        -      $     (0.01)
                                                    ===========     ===========   ===========     ============

                                                                  For the Quarters Ended
                                                                  ----------------------
                                                 December 31,   September 30,     June 30,       March 31,
                                                    2000            2000           2000            2000
                                                    -----           -----          -----           ----
 Revenue
       Molecular cell science                       $  852,803      $  819,995     $  768,466      $  583,807
       Specialty media                                 464,593         398,159        481,060         360,620
                                                    -----------     -----------   ------------    ------------
                                                     1,317,396       1,218,154      1,249,526         944,427
                                                    -----------     -----------   ------------    ------------
 Income After Direct Costs
       Molecular cell science                          581,476         549,364        476,044         268,961
       Specialty media                                 270,394         214,003        286,687         191,925
                                                    -----------     -----------   ------------    ------------
                                                       851,870         763,367        762,731         460,886
                                                    -----------     -----------   ------------    ------------

 Income (Loss) From Operations
       Molecular cell science                          254,020         245,429        175,955             (43)
       Specialty media                                 154,569          84,118        146,618          63,671
       Sentigen Corp.                                 (214,999)       (223,221)      (187,302)        (34,184)
       Corporate                                      (185,894)       (182,962)      (173,704)       (166,455)
                                                    -----------     -----------   ------------    ------------
                                                         7,696         (76,636)       (38,433)       (137,011)
                                                    -----------     -----------   ------------    ------------

 Net income (Loss)                                  $   59,888      $  (65,907)   $   (22,436)    $   (98,260)
                                                    ===========     ===========   ============    ============
 Net Income (Loss) per Share
       Basic                                        $     0.01      $    (0.01)   $         -     $    (0.02)
                                                    ===========     ===========   ============    ============
       Diluted                                      $     0.00      $    (0.01)   $         -     $    (0.02)
                                                    ===========     ===========   ============    ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SENTIGEN HOLDING CORP.



Dated:   March 28, 2002
                                            By: /s/  Fredrick B. Rolff
                                                --------------------------------
                                                Fredrick B. Rolff,
                                                Chief Financial Officer,
                                                Treasurer, Secretary and
                                                Vice President
                                                (Principal Financial Officer
                                                and Principal Accounting
                                                Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             Signature                                 Title                                   Date
             ---------                                 -----                                   ----


/s/ Joseph K. Pagano                  President and Chairman of the Board                   March 28, 2002
-----------------------------------
Joseph K. Pagano

/s/ Fredrick B. Rolff                 Chief Financial Officer, Vice President and           March 28, 2002
-----------------------------------   Treasurer (Principal Financial Officer and
Fredrick B. Rolff                     Principal Accounting Officer)

/s/ Thomas Livelli                    Director and President and Chief Executive Officer    March 28, 2002
-----------------------------------   of CMT
Thomas Livelli

/s/ Frederick R. Adler                Director                                              March 28, 2002
-----------------------------------
Frederick R. Adler

/s/ Gerald Greenwald                  Director                                              March 28, 2002
-----------------------------------
Gerald Greenwald

/s/ Joel M. Pearlberg                 Director                                              March 28, 2002
-----------------------------------
Joel M. Pearlberg

/s/ Samuel A. Rozzi                   Director                                              March 28, 2002
-----------------------------------
Samuel A. Rozzi




                                  EXHIBIT INDEX

                                                             Incorporated
     Exhibit                                                 By Reference
      Number                       Description               From Document           No. in Document       Page
---------------      ------------------------------------    ------------         ------------------     --------

3.1                  Certificate of Incorporation, as          A                       Exhibit 3.1
                     amended

3.2                  By-laws of the Company                    A                       Exhibit 3.2

4.1                  Form of Subscription Agreement between    B                       Exhibit 4
                     the Company and each Investor

4.2                  Warrant Agreement between Theodore        K                       Exhibit 4.2
                     Serure and the Company

10.1                 1990 Stock Option Plan                    A                       Exhibit 10.1

10.2                 Consulting Agreement dated July 2,        C                       Exhibit 10.2
                     1991, among the Company, Prime
                     Cellular of Florida, Inc. and Joseph
                     K. Pagano (the "Consulting Agreement")

10.3                 Amendment to Consulting Agreement         C                       Exhibit 10.3

10.4                 Agreement and Plan of Merger, dated as    D                       Exhibit 2.1
                     of May 14, 1996, by and among the
                     Company, Prime Cellular Acquisition
                     Corp., Bern Associates, Inc. and the
                     stockholders of Bern

10.5                 Registration Rights Agreement, dated      D                       Exhibit 10.1
                     June 10, 1996, between Registrant and
                     the Bern Stockholders

10.6                 Escrow Agreement, dated June 10, 1996,    D                       Exhibit 10.2
                     between Registrant and the Bern
                     Stockholders

10.7                 Indemnification Agreement, dated June     D                       Exhibit 10.3
                     10, 1996 between Registrant and the
                     Bern Stockholders

10.8                 Form of Amendment to Merger Agreement,    E                       Exhibit 10.9
                     dated June 11, 1997

10.9                 Form of Settlement Agreement, dated       E                       Exhibit 10.10
                     August 28, 1997

10.10                Agreement and Plan of Merger, dated as    F                       Exhibit 2
                     of May 29, 1998, by and among the
                     Company, CMT Acquisition Corp., Cell &
                     Molecular Technologies, Inc. and the
                     stockholders of Cell & Molecular
                     Technologies, Inc.

10.11                Mortgage dated February 6, 1997, with     G                       Exhibit 10.11
                     respect to premises  located at 580
                     Marshall Street, Phillipsburg, NJ
                     08865, assumed by the Company in
                     connection with the CMT Merger



10.12                Form of Employment Agreement  dated       G                       Exhibit 10.12
                     May 22, 1997 between Cell & Molecular
                     Technologies, Inc. and Thomas Livelli

10.13                Form of Amendment to Employment           H                       Exhibit 10.13
                     Agreement dated as of May 29, 1998
                     between Cell & Molecular Technologies,
                     Inc. and Thomas Livelli

10.14                Employment Agreement between Joseph K.    I                       Exhibit 10.14
                     Pagano and the Company

10.15                Employment Agreement between Kevin Lee    J                       Exhibit 10.15
                     and Sentigen Corp.

10.16                Option Agreement between the Company      J                       Exhibit 10.16
                     and Kevin Lee

10.17                Employment Agreement dated May 23,        L                       Exhibit 10.17
                     2001, between Cell & Molecular
                     Technologies, Inc. and Thomas Livelli

21                   List of Subsidiaries                      I                       Exhibit 21

23.1                 Consent of  Deloitte & Touche LLP         --                            --          Filed
                                                                                                         Herewith

23.2                 Consent of Raiche Ende Malter & Co. LLP   --                            --          Filed
                                                                                                         Herewith

99                   Risk Factors                              --                           --           Filed
                                                                                                         Herewith


A.       Company's Registration Statement on Form S-18 (Registration No.
         3-35537-NY).

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

G.       Company's Report on Form 10-K for the fiscal year ended December 31,
         1998.

H.       Company's Report on Form 10-K/A for the fiscal year ended December 31,
         1998.

I.       Company's Report on Form 10-K for the fiscal year ended December 31,
         1999.

J.       Company's Report on Form 10-Q for the quarter ended March 31, 2000.

K.       Company's Report on Form 10-K for the fiscal year ended December 31,
         2000.

L.       Company's Report on Form 10-Q for the quarter ended September 30, 2001.