Form 10-Q
period 2002-03-31
SENTIGEN HOLDING CORP
filed 2002-05-10
CIK 864890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             ------------------------------------------------------
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the transition period from_________to___________

                         Commission file number: 0-18700


                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                  13-3570672
  ------------------------------------              ----------------------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification Number)

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


As of May 6, 2002 the registrant had outstanding 7,451,044 shares of its Common Stock, $.01 par value.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page
PART I.    Financial Information......................................................................        F-1

Item 1.    Consolidated Financial Statements..........................................................        F-1
                Consolidated Balance Sheets
                      March 31, 2002 (Unaudited) and December 31, 2001................................        F-1
                Consolidated Statements of Operations (Unaudited)
                      For the Three Months Ended, March 31, 2002 and 2001.............................        F-2
                Consolidated Statements of Cash Flows (Unaudited)
                      For the Three Months Ended, March 31, 2002 and 2001.............................        F-3
           Notes to Consolidated Financial Statements (Unaudited).....................................        F-4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................................          9

PART II.   OTHER INFORMATION..........................................................................         12

Item 6.    Exhibits and Reports on Form8-K............................................................         12

SIGNATURES............................................................................................         13

                                       2


PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                           (Unaudited)
                                                                            March 31,        December 31,
                                                                              2002              2001
                                                                              ----              ----
        Assets
             Current Assets
                  Cash and cash equivalents                                $    5,060,330   $     4,889,272
                  Investment securities                                         4,900,416         4,898,490
                  Accounts receivable - net of allowance for doubtful
                        accounts of $45,000 for 2002 and 2001                     811,980           771,867
                  Unbilled services                                                53,327            49,245
                  Inventory                                                       203,496           197,184
                  Accrued interest receivable                                     116,679            47,135
                  Prepaid expenses                                                 97,532            75,254
                                                                          ---------------   ---------------
                                                                               11,243,760        10,928,447
                                                                          ---------------   ---------------

              Property, Plant and Equipment                                     3,226,266         2,903,450
              Less:  Accumulated depreciation                                   1,480,454         1,387,154
                                                                          ---------------   ---------------
                                                                                1,745,812         1,516,296
                                                                          ---------------   ---------------

              Other Assets
                  Security deposits                                                11,917            11,917
                  Deferred financing costs - net of accumulated
                      amortization of $3,015 and $2,648 for 2002
                      and 2001, respectively                                       10,645            11,012
                  License costs - net of accumulated amortization
                      of $51,833 and $45,353 for 2002 and 2001,
                      respectively                                                388,792           395,272
                                                                          ---------------   ---------------
                                                                                  411,354           418,201
                                                                          ---------------   ---------------

        Total Assets                                                      $    13,400,926   $    12,862,944
                                                                          ===============   ===============

        Liabilities and Stockholders' Equity
              Current Liabilities
                  Current maturities of long term debt                            183,997           175,702
                  Accounts payable and accrued expenses                           631,253           620,387
                  Customer deposits                                               291,401           196,613
                  Unearned revenue                                                 56,697             5,750
                                                                          ---------------   ---------------
                                                                                1,163,348           998,452
                                                                          ---------------   ---------------

              Long-Term debt - net of current maturities                        1,182,037           914,110
                                                                          ---------------   ---------------


                                                                                2,345,385         1,912,562
                                                                          ---------------   ---------------

              Stockholders' Equity
                  Preferred Stock - $.01 par value, 5,000,000 shares
                       authorized - none issued                                         -                 -
                  Common Stock - $.01 par value, 20,000,000 shares
                       authorized, 7,451,044 and 7,147,324 shares
                       issued and outstanding in 2002 and 2001,
                       respectively                                                74,510            71,474
                  Additional paid-in capital                                   12,121,021        11,812,612
                  Accumulated (deficit)                                        (1,139,990)         (933,704)
                                                                          ---------------   ---------------
                                                                               11,055,541        10,950,382
                                                                          ---------------   ---------------

        Total Liabilities and Stockholders' Equity                        $    13,400,926   $    12,862,944
                                                                          ===============   ===============


        See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                         (Unaudited)
                                                  For the Three Months Ended
                                                  --------------------------
                                                March 31, 2002  March 31, 2001
                                                --------------  --------------
      Revenue
            Molecular cell science              $    1,045,992  $    1,036,783
            Specialty media                            676,586         470,975
                                                --------------  --------------
                                                     1,722,578       1,507,758
                                                --------------  --------------
      Direct Costs
            Molecular cell science                     349,150         421,023
            Specialty media                            258,073         193,034
                                                --------------  --------------
                                                       607,223         614,057
                                                --------------  --------------

      Income After Direct Costs
            Molecular cell science                     696,842         615,760
            Specialty media                            418,513         277,941
                                                --------------  --------------
                                                     1,115,355         893,701
                                                --------------  --------------

      Operating Expenses
            Selling, general and administrative        576,223         362,190
            Research and development                   260,174         189,341
            Corporate overhead                         311,589         272,421
            Stock based compensation                   105,561         148,700
            Depreciation and amortization              100,147          78,277
                                                --------------  --------------
                                                     1,353,694       1,050,929
                                                --------------  --------------

      Loss From Operations                            (238,339)       (157,228)

      Interest income                                   91,409         158,653
      Interest expense                                  21,962          28,919
                                                --------------  --------------
      Interest income, net of interest expense          69,447         129,734
                                                --------------  --------------

      Loss before Provision for Income Taxes          (168,892)        (27,494)

      Provision for Income Taxes                        37,394          42,845
                                                --------------  --------------

      Net Loss                                  $     (206,286) $      (70,339)
                                                ==============  ==============

      Net Loss per Share:
            Basic                               $        (0.03) $        (0.01)
                                                ==============  ==============

            Diluted                             $        (0.03) $        (0.01)
                                                ==============  ==============

      Weighted average shares outstanding:
            Basic                                    7,299,184       7,033,594
                                                ==============  ==============

            Diluted                                  7,299,184       7,033,594
                                                ==============  ==============


      See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

                                                                                           (Unaudited)
                                                                                   For the Three Months Ended
                                                                                   --------------------------
                                                                             March 31, 2002          March 31, 2001
                                                                             --------------          --------------
       Net loss                                                              $     (206,286)         $      (70,339)

       Adjustments to reconcile net loss
            to net cash provided by (used in) operating activities:
                 Depreciation and amortization                                      100,147                  78,277
                 Accrued interest on stockholder loans                                    -                  12,788
                 Stock based compensation                                           105,561                 148,700
       (Increase) decrease in:
                 Accounts receivable, net of allowance                              (40,113)               (116,279)
                 Unbilled services                                                   (4,082)                123,913
                 Inventory                                                           (6,312)                (24,602)
                 Accrued interest receivable                                        (69,544)               (139,646)
                 Prepaid expenses                                                   (22,278)                 (4,543)
                 Security deposits                                                        -                  (4,500)
       Increase (decrease) in:
                 Accounts payable                                                    10,866                 131,121
                 Customer deposits                                                   94,788                 (61,348)
                 Unearned revenue                                                    50,947                 (76,959)
                                                                             --------------          --------------
 Cash provided by (used in) operating activities                                     13,694                  (3,417)
                                                                             --------------          --------------

 Cash Flows from Investing Activities
       Acquisitions of property and equipment                                      (322,816)               (111,910)
       Purchase of investment securities                                             (1,926)                      -
                                                                             --------------          --------------
 Cash (used in) investing activities                                               (324,742)               (111,910)
                                                                             --------------          --------------

 Cash Flows from Financing Activities
       Repayments of long term debt                                                 (39,441)                (35,077)
       Proceeds from issuance of long term debt                                     315,663                       -
       Cash received from stock options exercised                                   205,884                  58,350
                                                                             --------------          --------------
 Cash provided by financing activities                                              482,106                  23,273
                                                                             --------------          --------------

 Increase (Decrease) in Cash and cash equivalents                                   171,058                 (92,054)
 Cash and cash equivalents - beginning of period                                  4,889,272                 281,547
                                                                             --------------          --------------

 Cash and cash equivalents - end of period                                   $    5,060,330          $      189,493
                                                                             --------------          --------------

 Supplemental Disclosures of Cash Flow Information Cash (paid) /
        received during the year:
                 Interest                                                          (21,962)                 (13,099)
                 Income taxes                                                        9,626                        -

 See notes to consolidated financial statements.


SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, March 31, 2002    (Unaudited)
--------------------------------------------------------------------------------

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

         CMT operates through two divisions -- Molecular Cell Science (MCS) and Specialty Media (SM). MCS provides contract R&D services and High Throughput Screening (HTS) applications and services to companies engaged in the drug discovery process. SM develops, manufactures and markets specialty cell culture media, reagents, cell lines focused in the area of mouse embryology and Murine embryonic stem cells.

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

2.       Significant Accounting Policies

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

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

         In August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 142). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for all fiscal years beginning after June 15, 2002. We do not expect SFAS 143 to have a material effect on our financial position or results of operations.

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

6.       Research Grants

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

         For the three months ended March 31, 2002 and 2001 research expenses incurred were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it is a reimbursement of amounts passed through to sub-recipients. The amounts received and expended are as follows:


                                                      For the Three Months Ended
                                                      --------------------------
                                                      March 31,       March 31,
                                                        2002            2001
                                                        -----           ----
     SM NIH funding received                         $  17,337       $  42,158
     MCS NIH funding received                                -               -
                                                     ---------       ---------
     Total NIH funding received                         17,337          42,158
     NIH research expenses incurred by sub-recipients  (17,337)        (42,158)
                                                     ---------       ---------
     Net effect on our
          Statements of Operations for the
            three months then ended                  $       -       $       -
                                                     =========       =========


7.       Earnings Per Share

         Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the three months ended March 31, 2002 and 2001 because of their anti-dilutive effect.


8.       Inventory

         Inventory as of March 31, 2002 and December 31, 2001 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory as of March 31, 2002 and December 31, 2001 are as follows:

                               March 31,        December 31,
                                 2002              2001
                                ----              ----
Finished goods               $   96,439       $  108,373
Packaging materials              27,350           28,510
Raw materials                    79,707           60,301
                             ----------       ----------
Total inventory              $  203,496       $  197,184
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

Results of Operations

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

         Revenue for the three months ended March 31, 2002 was $1,722,578 as compared to revenue of $1,507,758 for the three months ended March 31, 2001. This increase of $214,820 or 14%, was the result of a $9,209 or a 1% increase in contract revenue from the Molecular Cell Science (MCS) division and a $205,611 or a 44% increase in sales from the Specialty Media (SM) division. Revenues are entirely attributable to our wholly-owned subsidiary, Cell & Molecular Technologies, Inc. (CMT).

         The MCS division restructured a significant contract for high-throughput screening (HTS) services from a pay-per-service contract to a retainer contract. The new retainer conract provides for payments of $167,000 per month, regardless of the volume of services performed. The term of the contract is for one year, ending December 31, 2002 and provides for $2,004,000 in revenue for the year. The former pay-per-service contract yielded $1,745,020 in revenue during the year ended December 31, 2001. An analysis of the revenues from the MCS division follows:


                                     For the Three Months Ended
                                             March 31,
                                             ---------                 Percent
                                      2002                2001         Change
                                      ----                ----         -------
   HTS contract               $    501,000        $    610,621          (18%)
   All other contracts             544,992             426,162           28%
                              ------------        ------------
   Total                      $  1,045,992        $  1,036,783            1%
                              ============        ============


         The 28% growth from other contracts was driven by mouse genetics services which include the construction of sophisticated knock-out and knock-in gene models of mice. These models are used to study transcription activity, gene expression and function by altering or mutating a specific gene in the mouse.

         Sales of goods, through the SM division, grew 44% during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The growth was driven by four factors: (i) an increase in sales of SM's line of Murine Embryonic stem cells and feeder cells as well as media associated with this product line, (ii) increase in companies selling SM's proprietary formulations under private label (iii) an increase in sales to Japan through SM's distributor, the research products division of Dainippon Pharmaceuticals
(iv) pricing increases implemented as of January 1, 2002.

         Income after direct costs for the three months ended March 31, 2002 was $1,115,355 or a 65% margin as compared to income after direct costs of $893,701or a 59% margin for the three months ended March 31, 2001. This increase in income after direct costs is the result of pricing increases implemented as of January 1, 2002, sales of higher margin products by the SM division and operating efficiencies in the MCS division.

         Operating expenses for the three months ended March 31, 2002 were $1,353,694 as compared to $1,050,929 for the three months ended March 31, 2001. This $302,765 or 29% increase is primarily attributable to: (i) a 59% increase in selling, general and administrative expenses (attributable to CMT) due to CMT's expansion in Phillipsburg, NJ and North Wales, PA (ii) a 37% increase in research and development costs driven by an increase in personnel costs at Sentigen Corp. (iii) a 14% increase in corporate overhead due to higher administrative and travel costs, (iv) a 29% decline in stock based compensation due to the restructuring of the consulting agreements with our scientific consultants in the fourth quarter of 2001, and (v) a 28% increase in depreciation and amortization due to our capital expenditures in connection with CMT's expansion in Phillipsburg, NJ and North Wales, PA.

         The loss from operations for the three months ended March 31, 2002 was $238,339 as compared to a loss from operations of $157,228 for the three months ended March 31, 2001. An explanation of the change is as follows:

                             For the Three Months Ended
                                     March 31,                 Percent
                                     ---------
                              2002                2001          Change
                              ----                ----          ------
      CMT             $    448,547         $   460,752           (3%)
      Sentigen Corp.      (372,267)           (342,959)           9%
      Corporate           (314,619)           (275,021)          14%
                      ------------         -----------
      Total           $   (238,339)           (157,228)          52%
                      ============         ===========

         The income from operations for CMT declined by 3%. The decline was due to higher depreciation and amortization charges related to the increased capital expenditures associated with CMT's expansion in Phillipsburg, NJ and North Wales, PA. The loss from operations for Sentigen Corp. increased 9%. The increase was due to higher personnel and materials expenses. Sentigen Corp's operations consist entirely of research and development activities. The loss from operations for corporate activities increased by 14%. The increase can largely be attributed to higher personnel and travel costs.

         Interest income, net of interest expenses declined by $60,287 or 46%, which is directly attributable to the fall in yields on U.S. Treasury and money market securities.

         The provision for income taxes declined 13% primarily due to the decline in the income from operations for CMT.

         As a result of the foregoing our net loss increased from $70,339 for the three months ended March 31, 2001 to $206,286 for the three months ended March 31, 2002.

Liquidity and Capital Resources

         At March 31, 2002 we had $5,060,330 in cash and working capital of $10,080,412. During the three months ended March 31, 2002 we financed our operations primarily through working capital and we financed capital expenditures through bank loans.

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

         In June 2001, Sentigen Corp. borrowed an additional $60,000 under its existing $500,000 five-year loan commitment to finance equipment expenditures for a total of $300,000 borrowed to date, at an interest rate of 8.75%. Sentigen Corp. now has $200,000 in available funds under this loan commitment.

         Sentigen Corp. was formed in February of 2000 and is focusing on research and development activities. Our licensing agreement with The Trustees of the Columbia University in New York calls for us to contribute a minimum of $1,000,000 into Sentigen Corp. within one year of the date of the agreement (by April 2001) or we must be involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of our private placement in November 2000 in which we sold 863,834 shares of our common stock at $6.00 per share for aggregate gross proceeds of $5,183,004.

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


Significant Accounting Policies

         We do not believe that any of the accounting policies we have adopted involve either a high degree of complex and subjective judgment in their application or choices among alternatives that would lead to materially different results. A summary of our significant accounting policies is provided in Note 2 of the Financial Statements.

Inflation

         Inflation has historically not had a material effect on our operations.


Recent Accounting Pronouncements

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


PART II - OTHER INFORMATION


ITEM 6.  Exhibits and reports on form 8-k


(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SENTIGEN HOLDING CORP.



Dated:   May 6, 2002
                                     By: /s/  Fredrick B. Rolff
                                        ---------------------------------------
                                     Fredrick B. Rolff,
                                     Chief Financial Officer, Vice President and
                                     Treasurer (Principal Financial Officer and
                                     Principal Accounting Officer)