Form 10-Q
period 2002-06-30
SENTIGEN HOLDING CORP
filed 2002-08-14
CIK 864890

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------
                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO
                                  -------------------    ----------------------

                         COMMISSION FILE NUMBER: 0-18700


                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        13-3570672
-------------------------------                      --------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                        Identification Number)


                               580 Marshall Street
                         Phillipsburg, New Jersey 08865
                                 (908) 387-1673
   ---------------------------------------------------------------------------
   (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                    Registrant's Principal Executive Offices)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of August 14, 2002 the registrant had outstanding 7,451,044 shares of its Common Stock, $.01 par value.

===============================================================================

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION                                                               F-1

Item 1.  Consolidated Financial Statements                                                   F-1

           Consolidated Balance Sheets
             June 30, 2002 (Unaudited) and December 31, 2001                                 F-1

           Consolidated Statements of Operations (Unaudited)
             For the three and six months ended, June 30, 2002 and 2001                      F-2

           Consolidated Statements of Cash Flows (Unaudited)
             For the six months ended, June 30, 2002 and 2001                                F-3

         Notes to Consolidated Financial Statements (Unaudited)                              F-4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                12

PART II. OTHER INFORMATION                                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                                     17

SIGNATURES                                                                                    18

Exhibit 99.1  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
              TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 99.2  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
              TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                (Unaudited)
                                                                 June 30,         December 31,
                                                                   2002               2001
                                                               ------------       ------------
Assets
  Current Assets
    Cash and cash equivalents                                  $ 4,769,062        $ 4,889,272
    Investment securities                                        4,902,368          4,898,490
    Accounts receivable - net of allowance for
     doubtful accounts of $45,000 for 2002 and 2001                908,795            771,867
    Unbilled services                                               20,205             49,245
    Inventory                                                      230,891            197,184
    Accrued interest receivable                                     45,976             47,135
    Prepaid expenses                                                75,312             75,254
                                                               ------------       ------------
                                                                10,952,609         10,928,447
                                                               ------------       ------------
    Property, plant and equipment                                3,337,746          2,903,450
    Less:  Accumulated depreciation                              1,593,394          1,387,154
                                                               ------------       ------------
                                                                 1,744,352          1,516,296
                                                               ------------       ------------
    Other Assets
      Security deposits                                             11,917             11,917
      Deferred financing costs - net of
       accumulated amortization of $3,382 and
       $2,648 for 2002 and 2001, respectively                       10,278             11,012
      License costs - net of accumulated
       amortization of $58,313 and $45,353 for
       2002 and 2001, respectively                                 382,312            395,272
                                                               ------------       ------------
                                                                   404,507            418,201
                                                               ------------       ------------
Total Assets                                                   $13,101,468        $12,862,944
                                                               ============       ============
Liabilities and Stockholders' Equity
  Current Liabilities
    Current maturities of long term debt                           218,247            175,702
    Accounts payable and accrued expenses                          485,161            620,387
    Customer deposits                                              244,632            196,613
    Unearned revenue                                                11,648              5,750
                                                               ------------       ------------
                                                                   959,688            998,452
  Long-Term debt - net of current maturities                     1,100,837            914,110
                                                               ------------       ------------
                                                                 2,060,525          1,912,562
                                                               ------------       ------------
  Stockholders' Equity
    Preferred Stock - $.01 par value, 5,000,000
     shares authorized - none issued                                     -                  -
    Common Stock - $.01 par value, 20,000,000
     shares authorized, 7,451,044 and 7,147,324
     shares issued and outstanding in 2002 and
     2001, respectively                                             74,510             71,474
    Additional paid-in capital                                  12,174,790         11,812,612
    Accumulated (deficit)                                       (1,208,357)          (933,704)
                                                               ------------       ------------
                                                                11,040,943         10,950,382
                                                               ------------       ------------
Total Liabilities and Stockholders' Equity                     $13,101,468        $12,862,944
                                                               ============       ============

See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                            (Unaudited)                             (Unaudited)
                                                     For the Three Months Ended              For the Six Months Ended
                                                   --------------------------------      --------------------------------
                                                   June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                                   -------------      -------------      -------------      -------------
Revenue

  Molecular cell science                            $ 1,128,502        $ 1,105,334        $ 2,174,494        $ 2,142,118
  Specialty media                                       772,037            520,898          1,448,623            991,873
                                                    ------------       ------------       ------------       ------------
                                                      1,900,539          1,626,232          3,623,117          3,133,991
                                                    ------------       ------------       ------------       ------------
Direct Costs
  Molecular cell science                                384,802            373,894            733,952            794,916
  Specialty media                                       336,180            186,892            594,253            379,927
                                                    ------------       ------------       ------------       ------------
                                                        720,982            560,786          1,328,205          1,174,843
                                                    ------------       ------------       ------------       ------------
Income After Direct Costs
  Molecular cell science                                743,700            731,440          1,440,542          1,347,202
  Specialty media                                       435,857            334,006            854,370            611,946
                                                    ------------       ------------       ------------       ------------
                                                      1,179,557          1,065,446          2,294,912          1,959,148
                                                    ------------       ------------       ------------       ------------
Operating Expenses
  Selling, general and administrative costs             582,144            450,380          1,158,367            812,574
  Research and development                              241,966            240,453            502,140            426,828
  Corporate overhead                                    272,725            321,770            584,314            594,188
  Stock based compensation                               53,769             86,929            159,330            235,629
  Depreciation and amortization                         119,787             96,696            219,934            174,972
                                                    ------------       ------------       ------------       ------------
                                                      1,270,391          1,196,228          2,624,085          2,244,191
                                                    ------------       ------------       ------------       ------------
(Loss) From Operations                                  (90,834)          (130,782)          (329,173)          (285,043)
                                                    ------------       ------------       ------------       ------------
 Interest income                                         85,843            161,678            177,252            320,332
 Interest expense                                       (25,376)           (18,997)           (47,338)           (50,884)
                                                    ------------       ------------       ------------       ------------
 Interest income, net of expense                         60,467            142,681            129,914            269,448
                                                    ------------       ------------       ------------       ------------
 Income (Loss) before Provision for
  Income Taxes                                          (30,367)            11,899           (199,259)           (15,595)
 Provision for Income Taxes                              38,000             44,522             75,394             87,367
                                                    ------------       ------------       ------------       ------------
 Net Income (Loss)                                  $   (68,367)       $   (32,623)       $  (274,653)       $  (102,962)
                                                    ============       ============       ============       ============
 Net Income (Loss) per Share
   Basic                                            $     (0.01)       $         -        $     (0.04)       $     (0.01)
                                                    ============       ============       ============       ============
   Diluted                                          $     (0.01)       $         -        $     (0.04)       $     (0.01)
                                                    ============       ============       ============       ============
Basic and Diluted Weighted Average of
 Common Shares Outstanding                            7,451,044          7,096,999          7,349,804          7,071,504
                                                    ============       ============       ============       ============

See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

                                                                         (Unaudited)
                                                                  For the Six Months Ended
                                                           ---------------------------------------
                                                           June 30, 2002             June 30, 2001
                                                           -------------             -------------
Cash Flows from Operating Activities
  Net loss                                                  $  (274,653)               $(102,962)
  Adjustments to reconcile loss
   to net cash provided by (used for) operating
   activities:
     Depreciation and amortization                              219,934                  174,972
     Accrued interest on stockholder loans                            -                   21,426
     Stock based compensation                                   159,330                  235,629
  (Increase) decrease in:
     Accounts receivable, net of allowance                     (136,928)                (222,942)
     Unbilled services                                           29,040                  112,497
     Inventory                                                  (33,707)                 (48,158)
     Accrued interest receivable                                  1,159                    2,493
     Prepaid expenses                                               (58)                 (90,255)
     Security deposits                                                -                   (3,000)
Increase (decrease) in:
     Accounts payable                                          (135,226)                 457,741
     Customer deposits                                           48,019                   47,722
     Unearned revenue                                             5,898                  (78,764)
                                                            -----------                ---------
Cash provided by (used in) operating activities                (117,192)                 506,399
                                                            -----------                ---------
Cash Flows from Investing Activities
     Acquisitions of property and equipment                    (434,296)                (445,857)
     Purchase of investment securities                           (3,878)                 (11,091)
                                                            -----------                ---------
Cash (used in) investing activities                            (438,174)                (456,948)
                                                            -----------                ---------
Cash Flows from Financing Activities
     Repayments of long term debt                               (86,391)                 (74,980)
     Proceeds from issuance of long term debt                   315,663                  311,588
     Cash received from stock options exercised                 205,884                  107,400
                                                            -----------                ---------
Cash provided by financing activities                           435,156                  344,008
                                                            -----------                ---------
Increase (decrease) in cash and cash equivalents               (120,210)                 393,459
Cash and cash equivalents - beginning of period               4,889,272                  281,547
                                                            -----------                ---------
Cash and cash equivalents - end of period                   $ 4,769,062                $ 675,006
                                                            ===========                =========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Interest                                                $    47,338                $  29,459
                                                            ===========                =========
    Income taxes                                            $   120,202                $  54,867
                                                            ===========                =========

 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, June 30, 2002 (Unaudited)
================================================================================

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

     The operations of Sentigen Corp. are reflected as research and development expenses in our consolidated statements of operations. Sentigen Corp.'s operations, since its inception in February 2000, consist entirely of research and development.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for intangible assets and goodwill acquired in a business combination. We have not completed any business combinations after June 30, 2001, the effective date of SFAS 141.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142), which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually or in the event of an impairment indicator. We adopted SFAS 142 on January 1, 2002. Our intangibles consist of licenses and deferred financing costs which have a finite life and are amortized over the life of the assets and accordingly adoption of SFAS 142 had no impact on our financial position or results of operations. There have been no acquisitions since the effective date of this pronouncement, and therefore no goodwill or excess purchase price to be considered.

     In August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for all fiscal years beginning after June 15, 2002. We do not expect SFAS 143 to have a material effect on our financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of their entity in a disposal transaction. We adopted SFAS 144 on January 1, 2002 and the adoption did not have a material effect on our financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

4.   RECLASSIFICATIONS

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

                                                      For the Three Months Ended
                                                      --------------------------
                                                       June 30,        June 30,
                                                         2002            2001
                                                      ----------      ----------
Revenues
  MCS                                                 $1,153,028      $1,121,529
  SM                                                     772,037         520,898
  Sentigen                                                     -               -
                                                      ----------      ----------
Revenues for reportable segments                       1,925,065       1,642,427
Elimination of intersegment revenues                     (24,526)        (16,195)
                                                      ----------      ----------
Total Reported                                        $1,900,539      $1,626,232
                                                      ==========      ==========
Income (Loss) from Operations
  MCS                                                 $  204,147      $  332,726
  SM                                                     285,204         192,806
  Sentigen                                              (304,430)       (331,361)
                                                      ----------      ----------
Income from operations for reportable segments           184,921         194,171
Corporate loss unallocated to reportable segments       (275,755)       (324,953)
                                                      ----------      ----------
Total Reported                                        $  (90,834)     $ (130,782)
                                                      ----------      ----------


Depreciation and Amortization
  MCS                                                   $ 74,096         $51,271
  SM                                                      22,096          26,393
  Sentigen                                                20,565          15,849
                                                        --------         -------
Depreciation and amortization for
 reportable segments                                     116,757          93,513
Corporate depreciation and amortization
 unallocated to segments                                   3,030           3,183
                                                        --------         -------
Total Reported                                          $119,787         $96,696
                                                        ========         =======

                                                            For the Six Months Ended
                                                            --------------------------
                                                             June 30,        June 30,
                                                              2002            2001
                                                            ----------      ----------
Revenues
  MCS                                                       $2,233,056      $2,171,227
  SM                                                         1,448,623         991,873
  Sentigen                                                           -               -
                                                            ----------      ----------
Revenues for reportable segments                             3,681,679       3,163,100
Elimination of intersegment revenues                           (58,562)        (29,109)
                                                            ----------      ----------
Total Reported                                              $3,623,117      $3,133,991
                                                            ==========      ==========
Income (Loss) from Operations
  MCS                                                       $  380,559      $  635,990
  SM                                                           557,339         350,294
  Sentigen                                                    (676,697)       (671,352)
                                                            ----------      ----------
Income from operations for reportable segments                 261,201         314,932
Corporate loss unallocated to reportable segments             (590,374)       (599,975)
                                                            ----------      ----------
Total Reported                                              $ (329,173)     $ (285,043)
                                                            ==========      ==========

Depreciation and Amortization
  MCS                                                         $134,831        $100,352
  SM                                                            37,914          38,405
  Sentigen                                                      41,129          30,428
                                                              --------        --------
Depreciation and amortization for
 reportable segments                                           213,874         169,185
Corporate depreciation and amortization
 unallocated to segments                                         6,060           5,787
                                                              --------        --------
Total Reported                                                $219,934        $174,972
                                                              ========        ========

                                                            June 30,      December 31,
                                                              2002            2001
                                                           -----------     -----------
Segment Assets
  MCS                                                      $ 1,609,489     $ 1,401,896
  SM                                                           882,854         927,768
  Sentigen                                                     566,589         608,836
                                                           -----------     -----------
Total assets for reportable segments                         3,058,932       2,938,500
Corporate assets unallocated to segments                    10,042,536       9,924,444
                                                           -----------     -----------
Total Reported                                             $13,101,468     $12,862,944
                                                           ===========     ===========

6.   RESEARCH GRANTS

     The SM division, in collaboration with Harvard University, is the recipient of an NIH Federal Phase II Grant in the amount of $757,532. The research performed under this grant originally covered the period from July 1998 through August 2001, but was extended through March 2002.

     For the three and six months ended June 30, 2002 and 2001 research expenses incurred were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it is a reimbursement of amounts passed through to sub-recipients. The amounts received and expended are as follows:

                                                         For the Three Months Ended
                                                         --------------------------
                                                          June 30,         June 30,
                                                           2002              2001
                                                         ---------         --------
SM NIH funding received                                  $       -         $ 56,050
NIH research expenses incurred by sub-recipients                 -          (56,050)
                                                         ---------         --------
Net effect on our
  Statements of Operations for the three months
  then ended                                             $       -         $      -
                                                         =========         ========

                                                         For the Six Months Ended
                                                         ------------------------
                                                          June 30,       June 30,
                                                           2002            2001
                                                         ---------       --------
SM NIH funding received                                  $ 17,337        $ 98,208
NIH research expenses incurred by sub-recipients          (17,337)        (98,208)
Net effect on our
 Statements of Operations for the
  three months then ended                                $       -       $      -
                                                         =========       ========

7.   EARNINGS PER SHARE

     Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the three and six months ended June 30, 2002 and 2001 because of their anti-dilutive effect.


8.   INVENTORY

     Inventory as of June 30, 2002 and December 31, 2001 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory as of June 30, 2002 and December 31, 2001 are as follows:

                           June 30,         December 31,
                             2002               2001
                           --------         ------------
Finished goods             $116,633           $108,373

Packaging materials          28,835             28,510

Raw materials                85,423             60,301
                           --------           --------
Total inventory            $230,891           $197,184
                           ========           ========

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30,
2001

     Revenue for the three months ended June 30, 2002 was $1,900,539 as compared to revenue of $1,626,232 for the three months ended June 30, 2001. This increase of $274,307 or 17%, was the result of a $23,168 or a 2% increase in contract revenue from the Molecular Cell Science (MCS) division and a $251,139 or a 48% increase in sales from the Specialty Media (SM) division. Revenues are entirely attributable to our wholly-owned subsidiary, Cell & Molecular Technologies, Inc.
(CMT).

     As of January 1, 2002, the MCS division renegotiated a significant contract for high-throughput screening (HTS) services from a pay-per-service contract to a retainer contract. The new retainer contract provides for payments of $167,000 per month, regardless of the volume of services performed. The term of the contract is for one year, ending December 31, 2002. An analysis of the revenues from the MCS division follows:

                           For the Three Months Ended
                                     June 30,
                           ---------------------------      Percent
                              2002             2001          Change
                           ----------       ----------      -------
HTS contract               $  501,000       $  697,468        (28%)
All other contracts           627,502          407,866         54%
                           ----------       ----------
Total                      $1,128,502       $1,105,334          2%
                           ==========       ==========

     The 28% decline in revenue from our HTS contract is due to the renegotiation of the contract as described above. The new retainer HTS contract for the year ending December 31, 2002 provides for payments totaling $2,004,000 as compared to $1,745,020 provided by the pay-per-service contract during the year ended December 31, 2001, a 15% increase. The 54% growth from other contracts was driven by: (i) mouse genetics services, which include the construction of sophisticated knock-out and knock-in gene models of mice that are used to study transcription activity, gene expression and function by altering or mutating a specific gene in the mouse, and (ii) protein expression services, which include the expression and purification of recombinant proteins in mammalian cell lines.

     Revenues from the SM division, grew 48% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The growth was driven by four factors: (i) an increase in sales of SM's line of Murine Embryonic stem cells and feeder cells as well as media associated with this product line, (ii) increase in sales of SM's proprietary formulations sold under private label, (iii) an increase in sales to Japan through SM's distributor, the research products division of Dainippon Pharmaceuticals, and (iv) price increases implemented as of January 1, 2002.

     Income after direct costs, or gross margin on revenues for the three months ended June 30, 2002 was $1,179,557, or 62% of revenues as compared to income after direct costs, or gross margin on revenues of $1,065,446 or 66% of revenue for the three months ended June 30, 2001. This decline can be attributed to rising serum costs in the SM division which negatively impacted margins in that division. The MCS division's gross margin was 66% for both the quarter ended June 30, 2002 and the quarter ended June 30, 2001.

     Operating expenses for the three months ended June 30, 2002 were $1,270,391 as compared to $1,196,228 for the three months ended June 30, 2001. This $74,163, or 6% increase is primarily attributable to: (i) a 29% increase in selling, general and administrative expenses (attributable to CMT) due to CMT's expansion in Phillipsburg, NJ and North Wales, PA, and increases in commercial insurance expenses, (ii) a 1% increase in research and development costs of Sentigen Corp. and (iii) a 24% increase in depreciation and amortization due to our capital expenditures in connection with CMT's expansion in Phillipsburg, NJ and North Wales, PA. These increases were partially offset by: (i) a 38% decline in stock based compensation due to the change in the vesting terms of the option agreements with our scientific consultants in the fourth quarter of 2001, and
(ii) a 15% decline in corporate overhead driven by reduced professional fees.

     The loss from operations for the three months ended June 30, 2002 was $90,834 as compared to a loss from operations of $130,782 for the three months ended June 30, 2001. An explanation of the 31% improvement is as follows:

                           For the Three Months Ended
                                     June 30,
                           ---------------------------          Percent
                              2002              2001            Change
                           ---------         ---------          -------
CMT                        $ 489,351         $ 525,532           (7%)
Sentigen Corp.              (304,430)         (331,361)           8%
Corporate                   (275,755)         (324,953)          15%
                           ---------          --------
Total                      $ (90,834)        $(130,782)          31%
                           =========          ========

     The income from operations for CMT declined by 7%. The decline was due to higher depreciation and amortization charges related to the increased capital expenditures associated with CMT's expansion in Phillipsburg, NJ and North Wales, PA as well as higher selling, general and administrative costs due to the respective expansions. The loss from operations for Sentigen Corp. improved by 8%. The improvement was due to lower stock based compensation charges due to the change in the vesting terms of the option agreements with our scientific consultants in the fourth quarter of 2001. Sentigen Corp's operations consist entirely of research and development activities. The loss from operations for Corporate activities improved by 15%. The improvement can largely be attributed to lower professional fees.

     Interest income, net of interest expenses declined by $82,214 or 58%, which is directly attributable to the fall in yields on U.S. Treasury and money market securities.

     The provision for income taxes declined 15% primarily due to the decline in the income from operations for CMT.

     As a result of the foregoing our net loss increased from $32,623 for the three months ended June 30, 2001 to $68,367 for the three months ended June 30, 2002.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

     Revenue for the six months ended June 30, 2002 was $3,623,117 as compared to revenue of $3,133,991 for the six months ended June 30, 2001. This increase of $489,126 or 16%, was the result of a $32,376 or a 2% increase in contract revenue from the Molecular Cell Science (MCS) division and a $456,750 or a 46% increase in sales from the Specialty Media (SM) division. Revenues are entirely attributable to our wholly-owned subsidiary, Cell & Molecular Technologies, Inc.
(CMT).

     As of January 1, 2002, the MCS division renegotiated a significant contract for high-throughput screening (HTS) services from a pay-per-service contract to a retainer contract. The new retainer contract provides for payments of $167,000 per month, regardless of the volume of services performed. The term of the contract is for one year, ending December 31, 2002. An analysis of the revenues from the MCS division follows:

                             For the Six Months Ended
                                      June 30,
                           ----------------------------     Percent
                               2002            2001         Change
                           ----------       ----------      -------
HTS contract               $1,002,000       $1,308,089      (23%)
All other contracts         1,172,494          834,029       41%
                           ----------       ----------
Total                      $2,174,494       $2,142,118        2%
                           ==========       ==========

     The 23% decline in revenue from our HTS contract is due to the renegotiation of the contract as described above. The new retainer HTS contract for the year ending December 31, 2002 provides for payments totaling $2,004,000 as compared to $1,745,020 provided by the pay-per-service contract during the year ended December 31, 2001, a 15% increase. The 41% growth from other contracts was driven by: (i) mouse genetics services, which include the construction of sophisticated knock-out and knock-in gene models of mice that are used to study transcription activity, gene expression and function by altering or mutating a specific gene in the mouse, and (ii) protein expression services, which include the expression and purification of recombinant proteins in mammalian cell lines.

     Revenues from the SM division, grew 46% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The growth was driven by four factors: (i) an increase in sales of SM's line of Murine Embryonic stem cells and feeder cells as well as media associated with this product line, (ii) increase in sales of SM's proprietary formulations sold under private label,
(iii) an increase in sales to Japan through SM's distributor, the research products division of Dainippon Pharmaceuticals, and (iv) price increases implemented as of January 1, 2002.

     Income after direct costs, or gross margin on revenues for the six months ended June 30, 2002 was $2,294,912 or 63% of revenues as compared to income after direct costs or gross margin on revenues of $1,959,148 or 63% of revenues for the six months ended June 30, 2001. The MCS division's gross margin was 66% for the six months ended June 30, 2002 as compared to 63% for the six months ended June 30, 2001. The increase in gross margin can be attributed to a decline in materials costs. The SM division's gross margin was 59% for the six months ended June 30, 2002 as compared to 62% for the six months ended June 30, 2001. The decline in gross margin can be attributed to rising serum costs for the SM division.

     Operating expenses for the six months ended June 30, 2002 were $2,624,085 as compared to $2,244,191 for the six months ended June 30, 2001. This $379,894 or 17% increase is primarily attributable to: (i) a 43% increase in selling, general and administrative expenses (attributable to CMT) due to CMT's expansion in Phillipsburg, NJ and North Wales, PA, and increases in commercial insurance expenses (ii) an 18% increase in the research and development costs of Sentigen Corp. and (iii) a 26% increase in depreciation and amortization due to our capital expenditures in connection with CMT's expansion in Phillipsburg, NJ and North Wales, PA. These increases were partially offset by: (i) a 32% decline in stock based compensation due to the change in the vesting terms of the option agreements with our scientific consultants in the fourth quarter of 2001, and
(ii) a 2% decline in corporate overhead driven by reduced professional fees.

     The loss from operations for the six months ended June 30, 2002 was $329,173 as compared to a loss from operations of $285,043 for the six months ended June 30, 2001. An explanation of the 15% decline is as follows:

                            For the Six Months Ended
                                     June 30,
                            -------------------------       Percent
                               2002            2001          Change
                            ---------       ---------       -------
CMT                         $ 937,898       $ 986,284         (5%)
Sentigen Corp.               (676,697)       (671,352)        (1%)
Corporate                    (590,374)       (599,975)         2%
                            ---------       ---------
Total                       $(329,173)      $(285,043)        (15%)
                            =========       =========

     The income from operations for CMT declined by 5%. The decline was due to higher depreciation and amortization charges related to the increased capital expenditures associated with CMT's expansion in Phillipsburg, NJ and North Wales, PA as well as higher selling, general and administrative costs due to the respective expansions. The loss from operations for Sentigen Corp. increased by 1%. Sentigen Corp's operations consist entirely of research and development activities. The loss from operations for Corporate activities improved by 2%. The improvement can largely be attributed to lower professional fees.

     Interest income, net of interest expenses declined by $139,534 or 52%, which is directly attributable to the fall in yields on U.S. Treasury and money market securities.

     The provision for income taxes declined 14% primarily due to the decline in the income from operations for CMT.

     As a result of the foregoing our net loss increased from $102,962 for the six months ended June 30, 2001 to $274,653 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002 we had $4,769,062 in cash and working capital of $9,992,921. During the six months ended June 30, 2002 we financed our operations primarily through working capital and we financed capital expenditures through bank loans.

     During the first quarter of 2001 we leased approximately 3,000 square feet of laboratory space to accommodate growth opportunities for CMT's High Throughput Screening applications and assay development services. In connection with this new facility, CMT borrowed $404,337 under a $720,000 loan commitment to finance capital equipment expenditures. In March 2002, CMT borrowed the remaining $315,663 under this loan commitment. The $720,000 loan is being repaid over 7 years at the prime rate plus 50 basis points.

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

     There is no assurance that the technology involved in the research and development activities related to the licensing agreement with The Trustees of Columbia University will prove to be productive. In the event we should decide to terminate such activities, there will be associated costs to us such as payment to employees and expenses related to the closing of our facility at 3960 Broadway, New York, NY. No provisions have been made for such possible further expense.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for intangible assets and goodwill acquired in a business combination. We have not completed any business combinations after June 30, 2001, the effective date of SFAS 141.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS
142), which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually or in the event of an impairment indicator. We adopted SFAS 142 on January 1, 2002. Our intangibles consist of licenses and deferred financing costs which have a finite life and are amortized over the life of the assets and accordingly adoption of SFAS 142 had no impact on our financial position or results of operations. There have been no acquisitions since the effective date of this pronouncement, and therefore no goodwill or excess purchase price to be considered.

     In August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for all fiscal years beginning after June 15, 2002. We do not expect SFAS 143 to have a material effect on our financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of their entity in a disposal transaction. We adopted SFAS 144 on January 1, 2002 and the adoption did not have a material effect on our financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.



PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)  Reports on Form 8-K

     Form 8-K, dated May 6, 2002 announcing March 31, 2002 financial results

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SENTIGEN HOLDING CORP.


Dated: August 14, 2002

                          By: /s/ Fredrick B. Rolff
                              -----------------------------------------------
                                  Fredrick B. Rolff,
                                  Chief Financial Officer, Vice President and
                                  Treasurer (Principal Financial Officer and
                                  Principal Accounting Officer)