Form 10-Q
period 2002-09-30
SENTIGEN HOLDING CORP
filed 2002-11-13
CIK 864890

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM___________TO___________

                         COMMISSION FILE NUMBER: 0-18700


                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                   13-3570672
----------------------------------           ---------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
   Incorporation or Organization)

                               580 Marshall Street
                         Phillipsburg, New Jersey 08865
                                 (908) 387-1673

================================================================================

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


As of November 13, 2002 the registrant had outstanding 7,451,044 shares of its Common Stock, $.01 par value.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                                              Page

PART I.   FINANCIAL INFORMATION..............................................................................................   3
Item 1.   Consolidated Financial Statements...................................................................................  3
                   Consolidated Balance Sheets
                                September 30, 2002 (Unaudited) and December 31, 2001..........................................  3
                   Consolidated Statements of Operations (Unaudited)
                                For the three and nine months ended, September 30, 2002 and 2001..............................  4
                   Consolidated Statements of Cash Flows (Unaudited)
                                For the nine months ended, September 30, 2002 and 2001........................................  5
          Notes to Consolidated Financial Statements (Unaudited)..............................................................  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................................................................. 12
Item 3.   Quantitative and Qualitative Disclosure of Market Risk.............................................................. 17
Item 4.   Controls and Procedures............................................................................................. 17
PART II.  OTHER INFORMATION................................................................................................... 17
Item 1.   Legal Proceedings................................................................................................... 17
Item 2.   Changes in Securities and Use of Proceeds........................................................................... 18
Item 3.   Default Upon Senior Securities...................................................................................... 18
Item 4.   Submission of Matters to a Vote of  Security Holders................................................................ 18
Item 5.   Other Information................................................................................................... 18
Item 6.   Exhibits and Reports on Form 8-K.................................................................................... 18

SIGNATURES...................................................................................................................  19

Exhibit 99.1   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
               PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                                       22
Exhibit 99.2   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
               PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                                       23

PART I - FINANCIAL INFORMATION
ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                                         (Unaudited)
                                                                                        September 30,          December 31,
                                                                                             2002                  2001
                                                                                         ------------          ------------
Assets
          Current Assets
                    Cash and cash equivalents                                            $  4,967,201          $  4,889,272
                    Investment securities                                                   4,904,338             4,898,490
                    Accounts receivable - net of allowance for doubtful accounts
                          of $45,000 for 2002 and 2001                                        548,195               771,867
                    Unbilled services                                                          12,255                49,245
                    Inventory                                                                 241,152               197,184
                    Accrued interest receivable                                               117,064                47,135
                    Prepaid expenses                                                           66,100                75,254
                                                                                         ------------          ------------
                                                                                           10,856,305            10,928,447
                                                                                         ------------          ------------

          Property, plant and equipment                                                     3,449,181             2,903,450
          Less:  Accumulated depreciation                                                   1,768,358             1,387,154
                                                                                         ------------          ------------
                                                                                            1,680,823             1,516,296
                                                                                         ------------          ------------
          Other Assets
                    Security deposits                                                          11,917                11,917
                    Deferred financing costs - net of accumulated amortization
                          of $3,749 and $2,648 for 2002 and 2001, respectively                  9,911                11,012
                    License costs - net of accumulated amortization
                          of $64,792 and $45,353 for 2002 and 2001, respectively              375,833               395,272
                                                                                         ------------          ------------
                                                                                              397,661               418,201
                                                                                         ------------          ------------

Total Assets                                                                             $ 12,934,789          $ 12,862,944
                                                                                         ============          ============

Liabilities and Stockholders' Equity
          Current Liabilities
                    Current maturities of long term debt                                 $    244,852          $    175,702
                    Accounts payable and accrued expenses                                     448,678               620,387
                    Customer deposits                                                         144,032               196,613
                    Unearned revenue                                                            5,565                 5,750
                                                                                         ------------          ------------
                                                                                              843,127               998,452

          Long-Term debt - net of current maturities                                        1,020,107               914,110
                                                                                         ------------          ------------

                                                                                            1,863,234             1,912,562
                                                                                         ------------          ------------
          Stockholders' Equity
                    Preferred Stock - $.01 par value, 5,000,000 shares
                          authorized - none issued                                                  -                     -
                    Common Stock - $.01 par value, 20,000,000 shares
                          authorized, 7,451,044 and 7,147,324 shares issued
                          and outstanding in 2002 and 2001, respectively                       74,510                71,474
                    Additional paid-in capital                                             12,230,118            11,812,612
                    Accumulated (deficit)                                                  (1,233,073)             (933,704)
                                                                                         ------------          ------------

                                                                                           11,071,555            10,950,382
                                                                                         ------------          ------------

Total Liabilities and Stockholders' Equity                                               $ 12,934,789          $ 12,862,944
                                                                                         ============          ============



See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                                   (Unaudited)                            (Unaudited)
                                                            For the Three Months Ended              For the Nine Months Ended
                                                            --------------------------              -------------------------
                                                           September 30,     September 30,       September 30,      September 30,
                                                               2002              2001                2002               2001
                                                           -----------        -----------        -----------        -----------
Revenue
           Molecular cell science                          $ 1,108,307        $   892,511        $ 3,282,801        $ 3,034,628
           Specialty media                                     673,331            627,948          2,121,954          1,619,822
                                                           -----------        -----------        -----------        -----------

                                                             1,781,638          1,520,459          5,404,755          4,654,450
                                                           -----------        -----------        -----------        -----------
Direct Costs
           Molecular cell science                              345,214            317,353          1,079,166          1,112,269
           Specialty media                                     257,944            237,320            852,197            617,248
                                                           -----------        -----------        -----------        -----------

                                                               603,158            554,673          1,931,363          1,729,517
                                                           -----------        -----------        -----------        -----------
Income After Direct Costs
           Molecular cell science                              763,093            575,158          2,203,635          1,922,359
           Specialty media                                     415,387            390,628          1,269,757          1,002,574
                                                           -----------        -----------        -----------        -----------

                                                             1,178,480            965,786          3,473,392          2,924,933
                                                           -----------        -----------        -----------        -----------
Operating Expenses
           Selling, general and administrative costs           586,944            512,693          1,745,310          1,325,267
           Research and development                            209,914            302,149            712,054            728,976
           Corporate overhead                                  195,470            264,733            779,784            858,921
           Stock based compensation                             55,328             56,496            214,658            292,125
           Depreciation and amortization                       181,809            109,833            401,744            284,805
                                                           -----------        -----------        -----------        -----------

                                                             1,229,465          1,245,904          3,853,550          3,490,094
                                                           -----------        -----------        -----------        -----------

Loss From Operations                                           (50,985)          (280,118)          (380,158)          (565,161)
                                                           -----------        -----------        -----------        -----------

Interest income                                                 75,285            162,152            252,537            482,484
Interest expense                                               (27,122)           (22,471)           (74,460)           (73,355)
                                                           -----------        -----------        -----------        -----------

Interest income, net of expense                                 48,163            139,681            178,077            409,129
                                                           -----------        -----------        -----------        -----------

Loss before Provision for Income Taxes                          (2,822)          (140,437)          (202,081)          (156,032)

Provision for Income Taxes                                      21,894             36,755             97,288            124,122
                                                           -----------        -----------        -----------        -----------

Net Loss                                                   $   (24,716)       $  (177,192)       $  (299,369)       $  (280,154)
                                                           ===========        ===========        ===========        ===========

Net Loss per Share
           Basic                                           $     (0.00)       $     (0.02)       $     (0.04)       $     (0.04)
                                                           ===========        ===========        ===========        ===========

           Diluted                                         $     (0.00)       $     (0.02)       $     (0.04)       $     (0.04)
                                                           ===========        ===========        ===========        ===========

Basic and Diluted Weighted Average of Common
           Shares Outstanding                                7,451,044          7,147,324          7,375,114          7,090,459
                                                           ===========        ===========        ===========        ===========

 See notes to consolidated financial statements

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

                                                                                       (Unaudited)
                                                                                 For the Nine Months Ended
                                                                                 -------------------------
                                                                             September 30,         September 30,
                                                                                 2002                  2001
                                                                              -----------          -----------
Cash Flows from Operating Activities
            Net loss                                                          $  (299,369)         $  (280,154)
            Adjustments to reconcile net loss
                      to cash provided by operating activities:
                                Depreciation and amortization                     401,744              284,805
                                Accrued interest on stockholder loans                   -               22,676
                                Stock based compensation                          214,658              292,125
            (Increase) decrease in:
                                Accounts receivable, net of allowance             223,672             (134,903)
                                Unbilled services                                  36,990              112,993
                                Inventory                                         (43,968)             (25,121)
                                Accrued interest receivable                       (69,929)            (133,426)
                                Prepaid expenses                                    9,154              (98,338)
                                Security deposits                                       -              (11,117)
            Increase (decrease) in:
                                Accounts payable and accrued expenses            (171,709)             156,910
                                Customer deposits                                 (52,581)              22,467
                                Unearned revenue                                     (185)             (50,259)
                                                                              -----------          -----------

Cash provided by operating activities                                             248,477              158,658
                                                                              -----------          -----------

Cash Flows from Investing Activities
            Acquisitions of property and equipment                               (545,731)            (589,054)
            Maturities of investment securities                                         -              340,000
            Purchase of investment securities                                      (5,848)             (16,713)
                                                                              -----------          -----------

Cash used in investing activities                                                (551,579)            (265,767)
                                                                              -----------          -----------

Cash Flows from Financing Activities
            Repayments of long term debt                                         (140,516)             461,258
            Proceeds from issuance of long term debt                              315,663             (711,667)
            Cash received from stock options exercised                            205,884              107,401
                                                                              -----------          -----------

Cash provided by (used in) financing activities                                   381,031             (143,008)
                                                                              -----------          -----------

Increase (decrease) in cash and cash equivalents                                   77,929             (250,117)
Cash and cash equivalents - beginning of period                                 4,889,272              281,547
                                                                              -----------          -----------

Cash and cash equivalents - end of period                                     $ 4,967,201          $    31,430
                                                                              -----------          -----------

Supplemental Disclosures of Cash Flow Information
            Cash paid during the year:
                                Interest                                      $    74,460          $    50,679
                                                                              ===========          ===========
                                Income taxes                                  $   159,987          $    75,367
                                                                              ===========          ===========

 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, September 30, 2002       (Unaudited)
================================================================================

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

      The operations of Sentigen Corp. are reflected as research and development expenses in our consolidated statements of operations. Sentigen Corp.'s operations, consist entirely of research and development.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for intangible assets and goodwill acquired in a business combination. We have not completed any business combinations after June 30, 2001, the effective date of SFAS 141.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142), which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually or in the event of an impairment indicator. We adopted SFAS 142 on January 1, 2002. Our intangibles consist of licenses and deferred financing costs which have a finite life and are amortized over the life of the assets and accordingly adoption of SFAS 142 had no impact on our financial position or results of operations. There have been no acquisitions or business combinations since the effective date of this pronouncement, and therefore there is no goodwill or excess purchase price to be considered.

      In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS
      143). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for all fiscal years beginning after June 15, 2002. We do not expect SFAS 143 to have a material effect on our financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of their entity in a disposal transaction. We adopted SFAS 144 on January 1, 2002 and the adoption did not have a material effect on our financial position and results of operations.

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

4.    RECLASSIFICATIONS

      Certain amounts from the prior periods have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported income.

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


                                                            For the Three Months Ended
                                                            --------------------------
                                                         September 30,        September 30,
                                                             2002                 2001
                                                          -----------          -----------
Revenues
             MCS                                          $ 1,135,274          $   947,985
             SM                                               673,331              628,219
             Sentigen                                               -                    -
                                                          -----------          -----------
Revenues for reportable segments                            1,808,605            1,576,204
Elimination of intersegment revenues                          (26,967)             (55,745)
                                                          -----------          -----------
Total Reported                                            $ 1,781,638          $ 1,520,459
                                                          -----------          -----------

Income (Loss) from Operations
             MCS                                          $   164,602          $   107,599
             SM                                               249,680              236,194
             Sentigen
                                                             (266,475)            (356,226)
                                                          -----------          -----------
Income (loss) from operations
     for reportable segments                                  147,807              (12,433)
Corporate loss unallocated to reportable segments            (198,792)            (267,685)
                                                          -----------          -----------
Total Reported                                            $   (50,985)         $  (280,118)
                                                          -----------          -----------

Depreciation and Amortization
           MCS                                            $   126,596          $    73,709
           SM                                                  31,326               16,201
           Sentigen                                            20,565               16,971
                                                          -----------          -----------
Depreciation and amortization for
     reportable segments                                      178,487              106,881
Corporate depreciation and amortization
     unallocated to segments                                    3,322                2,952
                                                          -----------          -----------
Total Reported                                            $   181,809          $   109,833
                                                          ===========          ===========


                                                             For the Nine Months Ended
                                                             -------------------------
                                                          September 30,        September 30,
                                                              2002                  2001
                                                          -----------          -----------
Revenues
             MCS                                          $ 3,368,330          $ 3,119,211
             SM                                             2,121,954            1,620,093
             Sentigen                                               -                    -
                                                          -----------          -----------
Revenues for reportable segments                            5,490,284            4,739,304
Elimination of intersegment revenues                          (85,529)             (84,854)
                                                          -----------          -----------
Total Reported                                            $ 5,404,755          $ 4,654,450
                                                          -----------          -----------

Income (Loss) from Operations
             MCS                                          $   545,161          $   743,589
             SM                                               807,019              586,488
             Sentigen                                        (943,172)          (1,027,578)
                                                          -----------          -----------

Income from operations for reportable segments                409,008              302,499
Corporate loss unallocated to reportable segments            (789,166)            (867,660)
                                                          -----------          -----------
Total Reported                                            $  (380,158)         $  (565,161)
                                                          -----------          -----------

Depreciation and Amortization
           MCS                                            $   261,428          $   174,061
           SM                                                  69,240               54,605
           Sentigen                                            61,694               47,401
                                                          -----------          -----------
Depreciation and amortization for
     reportable segments                                      392,362              276,067
Corporate depreciation and amortization
     unallocated to segments                                    9,382                8,738
                                                          -----------          -----------
Total Reported                                            $   401,744          $   284,805
                                                          ===========          ===========

                                                          September 30,       December 31,
                                                             2002                2001
                                                          -----------         -----------
  Segment Assets
     MCS                                                  $ 1,343,178         $ 1,401,896
     SM                                                       970,640             927,768
     Sentigen                                                 552,146             608,836
                                                          -----------         -----------
  Total assets for reportable segments                      2,865,964           2,938,500
  Corporate assets unallocated to segments                 10,068,825           9,924,444
                                                          -----------         -----------
  Total Reported                                          $12,934,789         $12,862,944
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

      For the three and nine months ended September 30, 2002 and 2001 research expenses incurred were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it is a reimbursement of amounts passed through to sub-recipients. The amounts received and expended are as follows:


                                                           For the Three Months Ended
                                                           --------------------------
                                                          September 30,    September 30,
                                                             2002             2001
                                                          ------------     ------------

 SM NIH funding received                                  $          -     $    105,362
 NIH research expenses incurred by sub-recipients                    -         (105,362)
                                                          ------------     ------------
 Net effect on our
      Statements of Operations for the
             three months then ended                      $          -     $          -
                                                          ============     ============


                                                           For the Nine Months Ended
                                                           --------------------------
                                                          September 30,   September 30,
                                                             2002             2001
                                                          ------------    ------------

 SM NIH funding received                                  $     17,337    $    203,570
 NIH research expenses incurred by sub-recipients              (17,337)       (203,570)
                                                          ------------    ------------
 Net effect on our
      Statements of Operations for the
             nine months then ended                       $          -    $         -
                                                          ------------    -----------

7.    EARNINGS PER SHARE

      Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the three and nine months ended September 30, 2002 and 2001 because of SFAS No. 128 "Earnings per Share" which prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported.


8.    INVENTORY

      Inventory as of September 30, 2002 and December 31, 2001 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory as of September 30, 2002 and December 31, 2001 are as follows:

                          September 30,    December 31,
                              2002             2001
                          -------------    ------------

Finished goods              $112,584         $108,373
Packaging materials           32,836           28,510
Raw materials                 95,732           60,301
                          -------------    ------------
Total inventory             $241,152         $197,184
                          =============    ============

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

      Revenues. All of our revenues are entirely attributable to our wholly-owned subsidiary, Cell & Molecular Technologies, Inc. (CMT). CMT has two divisions, Molecular Cell Science (MCS) and Specialty Media (SM). Revenue for the three months ended September 30, 2002 was $1,781,638 as compared to revenue of $1,520,459 for the three months ended September 30, 2001. This increase of $261,179 or 17%, was the result of a $215,796 or a 24% increase in contract revenue from the MCS division and a $45,383 or a 7% increase in sales from the SM division.

      The 24% increase from the MCS division was due in part to the renegotiation, as of January 1, 2002, of a significant contract for high-throughput screening (HTS) services from a pay-per-service contract to a retainer contract. The new retainer contract provides for payments of $167,000 per month, regardless of the volume of services performed. The term of the contract is for one year, ending December 31, 2002. An analysis of the revenues from the MCS division follows:


                              For the Three Months Ended
                                    September 30,
                                    -------------
                                                                    Percent
                                2002               2001             Change
                             ----------         ----------        ----------
 HTS contract                $  501,000         $  248,730              101%
 All other contracts            607,307            643,781               (6%)
                             ----------         ----------
 Total                       $1,108,307         $  892,511               24%
                             ==========         ==========


      The 101% growth from the HTS contract was due to the fact that we provided more HTS services to this customer during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 and, under the old pay-per-service agreement, would have also shown an increase in revenues from this contract during the quarter ended September 30, 2002.

      Revenues from the SM division, grew 7% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The growth was driven by four factors: (i) an increase in sales of SM's line of Murine Embryonic stem cells and feeder cells as well as media associated with this product line, (ii) increase in sales of SM's proprietary formulations sold under private label, (iii) an increase in sales to Japan through SM's distributor, the research products division of Dainippon Pharmaceuticals, and
(iv) price increases implemented as of January 1, 2002.

      Income after Direct Costs and Gross Margin. Income after direct costs, for the three months ended September 30, 2002 was $1,178,480, as compared to income after direct costs of $965,786 for the three months ended September 30, 2001. Gross margin for the three months ended September 30, 2002 was 66% compared to 64% for the three months ended September 30, 2001. These increases were due primarily to lower direct materials costs in the MCS division.

      Operating Expenses. Operating expenses for the three months ended September 30, 2002 were $1,229,465 as compared to $1,245,904 for the three months ended September 30, 2001. This slight decrease of $16,439 was primarily attributable to: (i) a 31% decline in research and development costs of Sentigen Corp., (ii) a 26% decline in corporate overhead driven by reduced professional fees and (iii) a 2% decline in stock based compensation. These decreases were offset by: (i) a 14% increase in selling, general and administrative expenses due to the opening of two new CMT facilities located in Phillipsburg, New Jersey and North Wales, Pennsylvania, as well as increases in commercial insurance expenses, and (ii) a 66% increase in depreciation and amortization due to capital expenditures made in connection with CMT's new facilities.

      Loss from Operations. The loss from operations for the three months ended September 30, 2002 was $50,985 as compared to a loss from operations of $280,118 for the three months ended September 30, 2001. The components of this 82% improvement are as follows:

                          For the Three Months Ended
                                 September 30,
                                 -------------
                                                                   Percent
                            2002               2001                 Change
                         ---------          ---------
  CMT                    $ 414,282          $ 343,793                 21%
  Sentigen Corp.          (266,475)          (356,226)                25%
  Corporate               (198,792)          (267,685)                26%
                         ---------          ---------
  Total                  $ (50,985)         $(280,118)                82%
                         =========          =========

      Income from operations for CMT increased by 21%, primarily due to the higher revenues from our HTS business compared to the quarter ended September 30, 2001. Loss from operations attributable to Sentigen Corp. improved by 25%, due to lower operating costs and lower professional fees. Sentigen Corp's operations consist entirely of research and development activities. Loss from operations attributable to Corporate activities improved by 26% largely due to lower professional fees.

      Interest income. Interest income, net of interest expenses declined by $91,518 due to the fall in yields on U.S. Treasury and money market securities.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

      Revenues. Revenue for the nine months ended September 30, 2002 was $5,404,755 as compared to revenue of $4,654,450 for the nine months ended September 30, 2001. This increase of $750,305 or 16%, was the result of a $248,173 or a 8% increase in contract revenue from the MCS division and a $502,132 or a 31% increase in sales from the SM division.

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

                                For the Nine Months Ended
                                       September 30,
                                       -------------
                                                                        Percent
                              2002                  2001                Change
                         -------------         -------------         ------------

  HTS contract           $   1,503,000         $   1,556,819              (3%)
  All other contracts        1,779,801             1,477,809              20%
                         -------------         -------------
  Total                  $   3,282,801         $   3,034,628               8%
                         =============         =============


      The 3% decline in revenue from the HTS contract was due to the renegotiation of the contract as described above. The 20% growth from other contracts was driven by: (i) mouse genetics services which include the construction of sophisticated knock-out and knock-in gene models of mice that are used to study transcription activity, gene expression and function by altering or mutating a specific gene in the mouse, and (ii) protein expression services which include the expression and purification of recombinant proteins in mammalian cell lines.

      Revenues from the SM division, grew 31% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The growth was driven by four factors: (i) an increase in sales of SM's line of Murine Embryonic stem cells and feeder cells as well as media associated with this product line, (ii) increase in sales of SM's proprietary formulations sold under private label, (iii) an increase in sales to Japan through SM's distributor, the research products division of Dainippon Pharmaceuticals, and
(iv) price increases implemented as of January 1, 2002.

      Income after Direct Costs and Gross Margin. Income after direct costs for the nine months ended September 30, 2002 was $3,473,392 as compared to income after direct costs of $2,924,933 for the nine months ended September 30, 2001. Gross margin for the nine months ended September 30, 2002 was 64% compared to 63% for the nine months ended September 30, 2001. These increases were driven by reduced direct materials costs for the MCS division, offset in part by rising serum costs in the SM division.

      Operating Costs. Operating expenses for the nine months ended September 30, 2002 were $3,853,550 as compared to $3,490,094 for the nine months ended September 30, 2001. This increase of $363,456 or 10% was primarily attributable to: (i) a 32% increase in selling, general and administrative expenses due to the opening of two new CMT facilities located in Phillipsburg, New Jersey and North Wales, Pennsylvania, and increases in commercial insurance expenses and
(ii) a 41% increase in depreciation and amortization due to capital expenditures made in connection with CMT's new facilities. These increases were partially offset by: (i) a 2% decline in the research and development costs of Sentigen Corp., (ii) a 27% decline in stock based compensation due to the change in the vesting terms of the option agreements with our scientific consultants in the fourth quarter of 2001, and (iii) a 9% decline in corporate overhead driven by reduced professional fees.

      Loss from Operations. Loss from operations for the nine months ended September 30, 2002 was $380,158 as compared to a loss from operations of $565,161 for the nine months ended September 30, 2001. The components of this 33% improvement are as follows:

                              For the Nine Months Ended
                                     September 30,
                                     -------------
                                                                      Percent
                               2002                  2001             Change
                          -------------         -------------
 CMT                      $   1,352,180         $   1,330,077           2%
 Sentigen Corp.                (943,172)           (1,027,578)          8%
 Corporate                     (789,166)             (867,660)          9%
                          -------------         -------------
 Total                     $   (380,158)         $   (565,161)         33%
                          =============         =============

      Income from operations for CMT increased by 2% due to higher revenues offset by higher operating costs and depreciation and amortization charges related to CMT's two new facilities. Loss from operations attributable to Sentigen Corp. improved by 8% due to reduced operating expenses. Sentigen Corp's operations consist entirely of research and development activities. Loss from operations attributable to Corporate activities improved by 9% largely attributable to lower professional fees.

      Interest Income. Interest income, net of interest expenses declined by $231,052 or 56%, due to the fall in yields on U.S. Treasury and money market securities.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002 we had $4,967,201 in cash and working capital of $10,013,178. During the nine months ended September 30, 2002 we financed our operations primarily through working capital and we financed capital expenditures through bank loans.

      During the first quarter of 2001 we leased approximately 3,000 square feet of laboratory space to accommodate growth opportunities for CMT's High Throughput Screening applications and assay development services. In connection with this new facility, CMT borrowed $404,337 under a $720,000 loan commitment to finance capital equipment expenditures. In March 2002, CMT borrowed the remaining $315,663 under this loan commitment to finance capital expenditures made in connection with our new facility in Phillipsburg, New Jersey. This loan is required to be repaid over seven years at a variable interest rate (currently 4.75%) of the prime rate plus .50%. Sentigen Holding Corp. guarantees this obligation of CMT.

      In June 2001, Sentigen Corp. borrowed an additional $60,000 under its existing $500,000 loan facility. This facility has a term of five years, may be used to finance capital expenditures and bears interest at 8.75%. As of September 30, 2002 and the date of filing of this report, Sentigen Corp. had borrowed $300,000 under this facility and $200,000 remained available for borrowing.

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

      There is no assurance that the technology involved in the research and development activities related to the licensing agreement with The Trustees of Columbia University will prove to be productive. In the event we decide to terminate such activities, there will be associated costs to us, such as payment to employees and expenses related to the closing of our facility at 3960 Broadway, New York, New York. No provisions have been made for such possible further expense.

      We believe our financial resources will be sufficient to fund our operations and capital requirements for at least the next 12 months. However, we may, in the future, need to obtain additional debt or equity financing to meet our liquidity needs. It is possible that any such financing may be dilutive to our stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of our future business prospects, as well as conditions prevailing in the capital markets.

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


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for intangible assets and goodwill acquired in a business combination. We have not completed any business combinations after June 30, 2001, the effective date of SFAS 141.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142), which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually or in the event of an impairment indicator. We adopted SFAS 142 on January 1, 2002. Our intangibles consist of licenses and deferred financing costs which have a finite life and are amortized over the life of the assets and accordingly adoption of SFAS 142 had no impact on our financial position or results of operations. There have been no acquisitions or business combinations since the effective date of this pronouncement, and therefore there is no goodwill or excess purchase price to be considered.

      In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for all fiscal years beginning after June 15, 2002. We do not expect SFAS 143 to have a material effect on our financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of their entity in a disposal transaction. We adopted SFAS 144 on January 1, 2002 and the adoption did not have a material effect on our financial position and results of operations.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      We are exposed to market risk for the effect of interest rate changes on our U.S. Treasury securities, money market securities and variable rate bank debt. We are not currently exposed to any foreign currency risks. Other information relating to quantitative and qualitative disclosure about market risk is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

INTEREST RATE RISK

      Our exposure to market risk for changes in interest rates relates primarily to our cash, investment securities and our long-term debt. All of our cash and cash equivalents and investment securities are designated as held-to-maturity and, accordingly, are presented at amortized cost on our balance sheets. We generally invest our excess cash in U.S. Treasury securities of short- to intermediate-term and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates prior to maturity.

      At September 30, 2002, we have total debt of $1,264,959. This debt consists of three bank notes used for equipment financing and a mortgage on our executive office at 580 Marshall Street, Phillipsburg, New Jersey 08865. Our payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest.

ITEM 4.       CONTROLS AND PROCEDURES

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman of the Board and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation.


PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

      Not Applicable.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

      RECENT ISSUANCES OF UNREGISTERED SECURITIES

      Not applicable.

      USE OF PROCEEDS

      Not applicable.


ITEM 3.       DEFAULT UPON SENIOR SECURITIES

      None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


ITEM 5.       OTHER INFORMATION

      Not applicable.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

      99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SENTIGEN HOLDING CORP.



Dated:  November 13, 2002
                                     By: /s/ Fredrick B. Rolff
                                        ----------------------------------------
                                             Fredrick B. Rolff,
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                        RULE 13a-14 AND 15d-14 UNDER THE
                 SECURITIES AND EXCHANGE ACT OF 1934, AS AMEMDED

I, Joseph K. Pagano, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Sentigen Holding Corp;

     2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

     4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Joseph K. Pagano                                   Dated:  November 13, 2002
-----------------------------------------------
Joseph K. Pagano
Chairman of the Board, Chief Executive Officer
and President

                            CERTIFICATION PURSUANT TO
                        RULE 13a-14 AND 15d-14 UNDER THE
                 SECURITIES AND EXCHANGE ACT OF 1934, AS AMEMDED

I, Fredrick B. Rolff, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Sentigen Holding Corp;

     2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

     4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Fredrick B. Rolff                                  Dated:  November 13, 2002
---------------------------------------------
Fredrick B. Rolff
Chief Financial Officer