Form 10-K
period 2002-12-31
SENTIGEN HOLDING CORP
filed 2003-03-28
CIK 864890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM_____________________TO_____________________

                         COMMISSION FILE NUMBER: 0-18700

                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                              9995                      13-3570672
(State or Other Jurisdiction of      (Primary Standard Industrial         (I.R.S. Employer
Incorporation or Organization)        Classification Code Number)       Identification Number)

                               580 Marshall Street
                         Phillipsburg, New Jersey 08865
                                 (908) 387-1673
  (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                 Yes |_| No |X|

The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002) was approximately $35,615,990.

As of March 28, 2003, 7,453,044 shares of the registrant's Common Stock, par value $.01 per share were outstanding.

Documents Incorporated By Reference: None

                                     PART I

ITEM 1. BUSINESS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained herein which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our future growth and operating results; our ability to successfully integrate newly acquired business operations and personnel into operations; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws and changes in such laws and the administration of such laws; risks associated with government grants and funding of our research and development projects; dependence on certain significant customers; protection of trademarks and other proprietary rights; technological change, competitive factors and unfavorable general economic conditions. These risks are included in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99.1: Risk Factors" included in this Form 10-K. Actual results may vary significantly from such forward-looking statements. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

GENERALLY ABOUT US

      We are a holding company conducting business through two wholly owned operating subsidiaries, Cell & Molecular Technologies, Inc., or CMT, and Sentigen Corp. CMT is comprised of a service organization that provides contract research and development services, and a products organization that provides cell culture media, reagents and other research products to companies engaged in the drug discovery process. Sentigen Corp. is engaged in scientific research to develop assays for the screening of G Protein-Coupled Receptors, or GPCRs. These assays potentially would have applications in drug discovery, micro-array based detection technologies and environmentally sound pest management solutions for agricultural and human health vectors.

      We were incorporated under the laws of the State of Delaware in May 1990. After having engaged in the acquisition and operation of different business entities subsequent to our initial public offering in August 1990, we commenced our current business when we acquired CMT in May 1998. CMT was incorporated on May 6, 1997 to acquire all of the outstanding stock in each of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Sentigen Corp. was formed on February 16, 2000. We changed our name from Prime Cellular Inc. to Sentigen Holding Corp. on June 23, 2000. On January 9, 2002, our common stock began trading on The Nasdaq SmallCap Market under the symbol SGHL.

      We maintain principal executive offices, laboratory, manufacturing and office/warehouse facilities in two facilities located at 580 and 445 Marshall Street, Phillipsburg, New Jersey 08865. We maintain laboratories at 3960 Broadway, New York, New York 10032 and at 418 Industrial Drive, North Wales, Pennsylvania 19454. We also maintain administrative offices at 434 East Cooper Street, Aspen, Colorado 81611.

CELL & MOLECULAR TECHNOLOGIES, INC.

      CMT is a Contract Research Organization, or CRO, specializing in supporting the drug discovery process. CMT's products and services line include:

      -     High Throughput Screening, or HTS applications;

      -     contract research services; and

      - the development, production and marketing of specialty cell culture media.

Through its scientific staff, technology focus and specialty medium, CMT aims to increase the efficiency of the drug discovery process of pharmaceutical, biotechnology, and biomedical research organizations and optimize their investment in new technologies and chemistry.

      The majority of CMT's customers are engaged in the drug discovery process. The steps in this process can generally be characterized as: (1) identification of disease targets in the human body, (2) validation of those targets, and (3) screening those targets against chemical entities for scientifically significant interactions. The proliferation of new targets and technologies to this process has shifted the resource priorities and research strategies of the entire drug discovery industry. This industry is also facing patent expirations, more stringent drug approval standards, and thinning product pipelines. As a result of these factors, the race for new targets, compounds and drug candidates has become dramatically more competitive. This new landscape has increased the demand for research talent, laboratory capacity, creative experimental design and tailored products. We believe that collaboration with CMT gives our customers engaged in drug discovery enhanced access to the talent, capacity, creativity, products and services they need to accelerate drug discovery programs, optimize their technology investments and gain a competitive advantage. CMT operates through two divisions -- Molecular Cell Science and Specialty Media.

      Molecular Cell Science Division (MCS)

      CMT provides contract research and development services to the drug discovery community through its Molecular Cell Science division. CMT's MCS division provides resources in:

      -     Molecular and cellular biology,

      -     Protein biochemistry,

      -     Bio-processing,

      -     HTS applications and assay development, and

      -     Mouse genetics.

      CMT's services are performed on a fee-for-service, fixed contract basis that provides for payments after specific research milestones are achieved. Research milestones are developed pursuant to the specific research goals of the customer. CMT utilizes cost and time effective approaches in the delivery of its services intended to result in a high level of customer service. CMT does not receive residual or royalty payments for future discoveries or uses involving the materials or services provided to customers.

      CMT's proposals are based on collaborative discussions between the customer's research staff and CMT's scientific staff. These discussions lead to detailed, milestone-based research proposals that can be periodically modified based on the data collected during the project. We believe that CMT's dynamic, data-driven approach generally augments and complements the customer's own research and development efforts in a cost- and time-effective manner.

      Molecular and cellular biology. CMT offers an array of services to help clone, isolate and characterize genes from viral, prokaryotic or eukaryotic organisms. CMT's services in molecular biology include:

      -     construction of custom cDNA libraries,

      -     single cell cDNA libraries,

      -     genomic DNA libraries,

      -     size selected, normalized and subtracted libraries, and

      -     other custom gene libraries.

      In addition, CMT provides expertise in molecular cloning and related functions of target selected genes. CMT's custom services in this area allow our customers to specify the vector and cell or tissue source. During 2002, CMT began offering services for the pre-clinical analysis of chemical compound efficacy on diminishing or eliminating pathogen infection in animal models and other tissues using the taqman assay.

            Protein biochemistry. The drug discovery community demands ever increasing amounts and numbers of recombinant proteins for their HTS programs, as well as, biochemical and biophysical studies. CMT meets this demand through the production and purification of recombinant proteins from genetically engineered hosts. CMT offers the expression of recombinant proteins in the following cell types: (1) Escherichia coli, (2) Yeast, (3) Mammalian Cells, (4) Insect Cells and (5) Baculovirus. CMT also performs Expression Optimization Studies and Scale-up Process Development.

      Bioprocessing. CMT possesses multifaceted cell culture and fermentation capabilities and expertise, enabling it to produce whole cells, cellular fractions or biological molecules for both research and assay purposes. CMT has developed bioprocessing techniques and processes to move research cell lines to the manufacturing floor. CMT aims to deliver a well-characterized process by incorporating cell banking through upstream and downstream process development. Using its flexible cell culture facility, CMT prepares reagents derived from a broad range of host cell types (including whole cells, cellular fractions, or purified biomolecule proteins) properly formatted for further characterization or for use in screening assays. CMT also offers the production of enzymes, receptors, substrates, growth factors and antibodies. CMT's facilities give it both adherent (flasks, roller bottles, cell factories) and suspension (spinners, bioreactors) culture capabilities. CMT's facilities also feature fractionation and purification capabilities.

      HTS applications and assay development. HTS utilizes sophisticated automation and robotics to screen large quantities of cells or proteins very rapidly. Through HTS the drug discovery community is able to rapidly screen, identify and develop potential drug candidates for a large number of targets.

      CMT provides whole cells, sub-cellular fractions, and purified proteins for large-scale HTS programs and secondary assays. CMT tests these cells and reagents against the customer's specified, quality control standards to assure performance and reproducibility. The cells and reagents are delivered in the customer-prescribed format (bulk, multi-well plates, multiple aliquots, etc.). Customers receive cells or reagents on a regularly scheduled basis (daily, weekly) and in a format (96 well, 384 well or other format plates) required for the customer's HTS assays. CMT designs its services to help ease the strain on the customer's internal resources and enable the customer's screening facilities and equipment to maintain higher efficiency and usage times.

      We believe CMT's resources in molecular biology, gene cloning, expression, cell culture, and cell line development enables it to provide customers with a multidisciplinary approach to assay development. CMT can transfer developed technology back to its customers, or contract with the customer to perform the assay at CMT's own facilities. CMT's services also include the design, establishment, and execution of quality control standards for the new assay system.

      During 2002, CMT developed a process for the use of "division-arrested" cells within cell-based assays for high throughput screening. This development is intended to enable drug-screening professionals to maintain consistent cell-counts within assays despite the increasing density of screening formats and varying screening cycle times. We filed an application for a patent on this process in 2002 and CMT began marketing this service to its clients in 2003.

      Mouse genetics. The advent of transgenic mouse technology has allowed researchers to study the impact of gene deletions, mutations, and additions in a whole-animal system whose genetics are well understood and can be easily manipulated. Based on this premise, CMT constructs mouse models of human diseases for use in the identification and validation of potential drug candidates. CMT is able to construct sophisticated knock-out and knock-in gene models that can be used to study transcription activity, gene expression and function by altering or mutating a specific gene in the mouse. CMT offers quality-tested and proven embryonic stem cells (supplied by CMT's Specialty Media division) from several strains of mice, including 129, C57BL6 and DBA1, as well as mitomycin-C treated mouse embryo fibroblast feeder cells.

      Specialty Media Division (SM)

      CMT's SM division develops, manufactures, and markets high quality research products including:

      -     Media and reagents for the culture of mouse embryos;

      -     Murine Embryonic Stem (ES) cells and reagents;

      -     Reagents for gene transfer and expression; and

      -     Standard and custom formulated cell culture media.

      CMT's SM division also identifies and develops custom research products and reagents in response to customer feedback and as a result of services performed by CMT's MCS division. CMT manufactures and distributes the aforementioned products in the following research areas:

      Mouse Embryo Media. The genetic manipulation of early stage mouse embryos allows research scientists to develop animal models for disease states for the purpose of elucidating the function of genes that have similarities to human functions. CMT manufactures media and reagents that support the growth of mouse embryos. In addition to "standard" formulations, CMT has developed novel media formulations working in collaboration with Harvard University under a grant funded by the National Institute of Health. While mouse embryo media traditionally have been manufactured as liquids, CMT developed a powder format greatly extending the media's shelf life and opening the possibility for overseas shipment and distribution. CMT has derived several unique Murine ES cell lines, as well as providing media and reagents qualified for the manipulation of ES Cells.

      Unique Products for General Cell Cultures. A significant portion of the SM division's sales revenue is derived from several unique products. Cell culture freezing media enables researchers to cryogenically archive important cell lines for future use. CMT's line of enzyme free cell dissociation solutions allows researchers to remove cells from the vessels on which they are grown while retaining the functionality of the proteins on their surface. This enables the cells to be used in assays that rely on cell surface receptors. CMT also markets a kit containing all of the reagents necessary to introduce foreign genes into cells, genetically altering the cell line. CMT directly markets these products and permits their distribution by customers under that customer's private label.

      Custom Media Manufacture. Researchers demand varying components and amounts of the nutrient broths in which cells are grown. CMT produces custom formulations, with a minimum volume of only three liters. CMT has the ability to formulate complex media in a timely fashion and in low volumes. CMT believes that this low minimum volume ability has enabled it to enter a niche not otherwise occupied by the several larger companies advertising such custom capabilities.

Sentigen Corp.

      Sentigen Corp. is engaged in scientific research to develop assays for the screening of G Protein-Coupled Receptors, or GPCRs. To date, Sentigen Corp. has not derived any revenues from these activities. GPCRs are the largest family of signaling molecules in the body and we believe represent the most profitable class of targets for pharmaceutical discovery. GPCRs function as important mediators of cellular responses to hormones, neurotransmitters, chemokines and other factors. In addition, GPCRs are responsible for the senses of smell (olfaction), taste and vision. GPCRs are membrane proteins with a common structure comprising seven domains that span the cellular membrane. GPCRs bind natural or synthetically engineered compounds (ligands) on the outside of cells and relay a signal to the cellular interior by stimulating or inhibiting a variety of processes within the cell. Sentigen's research is focused on two types of assay development for GPCRs:

      - Cell-based assays. Cell-based assays are employed to measure GPCR activity (activation or deactivation) and signaling using living cells.

      - Direct molecular assays. Direct molecular assays are employed to measure GPCR ligand binding activity and the resulting changes in protein conformation in solution or in protein micro-arrays.

Potential applications of such assays include:

      -     Pharmaceutical discovery

      -     Micro-array based detection technologies

      -     Sentigen's olfaction and taste based pest management solutions

      Pharmaceutical discovery. GPCRs, because of their role in many physiological systems, have been the most effective and profitable drug targets for pharmaceutical development. Approximately 60% of all prescription drugs on the market interact directly or indirectly with GPCRs. There are approximately two hundred GPCRs for which a natural ligand and physiological function are known and understood. In addition to these two-hundred "known" GPCRs it is believed that there are over one-thousand GPCRs for which a ligand and/or function is not known and understood (orphan GPCRs). The assays we develop, if successful, have the potential to screen with better selectivity and sensitivity than the assays currently employed for GPCRs. Employing our assays against the two hundred known GPCRs has the potential to identify ligands that may yield drugs that are more effective than the drugs currently on the market. Employing our assays against orphan GPCRs has the potential to yield a new population of effective drug targets.

      Micro-array based detection technologies. In both humans and animals, the sense of smell is a chemical detector of extraordinary sensitivity and selectivity. This sensory function utilizes an array of hundreds to thousands of olfactory GPCRs in the nose, each of which recognizes and responds to a distinct set of chemical stimuli. The brain decodes the activity of these different receptors to gather information about the character of a smell and its intensity. Sentigen intends to use the same biological principle to engineer ultra-sensitive, and highly adaptable, detection systems that employ GPCR micro-arrays for chemical recognition and analysis. These detection systems, if successful, have the potential to be used in the detection of chemical or biological hazards, in manufacturing and food processing, in environmental monitoring, and in medical diagnostics.

      Sentigen's olfaction and taste based pest management solutions. Sentigen Corp. is also engaged in research to develop innovative, environmentally sound approaches to prevent insect crop damage and the spread of human disease by impacting insect behavior. The receptors in insects that control the sense of smell, the primary sense that drives insect behavior, are part of the GPCR family. We believe Sentigen Corp.'s assays could enable identification of bioactive compounds that allow for specificity and effectiveness in insect control.

      Sentigen Corp. intends to develop its technology for insects that affect the agricultural industry since present methods, including pesticides and genetically modified foods, are becoming increasingly ineffective and controversial. Over the past decade, pesticides and genetically modified foods have been placed under intense scrutiny due to concerns over their adverse effects upon the environment and human health. Governments are increasingly regulating and prohibiting pesticides and genetically modified foods and public opposition has led to a significant increase in the market for organic foods.

      Sentigen Corp. also intends to develop a suite of products for the control of insects that affect human health. Recent outbreaks of mosquito-borne diseases, including West Nile encephalitis and dengue fever in the United States, as well as the appearance of pesticide-resistant disease carrying insects throughout the world have highlighted the need for safer and more effective insect control strategies in residential areas. Biting insects are also dependent on smell to locate human and animal prey, and Sentigen intends to utilize its technology to develop environmentally friendly and novel approaches to combat the threat posed by these pests.

      Sentigen Corp. has an exclusive licensing agreement with The Trustees of Columbia University in the City of New York giving us the right to patent intellectual property and applications in the areas of chemosensation and olfaction. We believe Columbia University is at the forefront of research in this field, and the license covers technologies arising from the initial discovery of vertebrate olfactory receptors and pheromone receptors and the identification of the first insect odorant receptors in the laboratory of Dr. Richard Axel at Columbia University. Sentigen Corp. also entered into a consulting agreement with Dr. Richard Axel. Other consultants hired by Sentigen include Cornelia Bargmann, PhD, a professor at the University of California, San Francisco; Dr. Gerald M. Edelman, Director of The Neurosciences Institute, President of Neurosciences Research Foundation, Chairman of the Department of Neurobiology and Professor at The Scripps Research Institute; Leslie Vosshall, PhD, an Assistant Professor and Head of Laboratory at the Rockefeller University; and Wendell Roelofs, The Liberty Hyde Bailey Professor of Insect Biochemistry at Cornell University's New York State Agricultural Experiment Station.

      On August 19, 2002, Sentigen Corp. was awarded a Federal Phase I Grant in the amount of $100,003 from the National Institute of Health. The term of the grant was from September 1, 2002 through February 28, 2003. As of December 31, 2002, Sentigen Corp. has completed the research project covered under the grant and all funds have been received from the National Institute of Health.

CUSTOMERS

      Cell and Molecular Technologies, Inc.

      CMT provides its products and services to pharmaceutical companies, manufacturers in the biotechnology and pharmaceutical industries, hospitals; universities and other research institutions engaged in the drug discovery process.

      Molecular Cell Science Division. For the years ended December 31, 2002, 2001 and 2000, Merck & Co., Inc. accounted for approximately 58%, 51% and 51% of the MCS division's annual revenues, respectively. Merck & Co. accounted for 36%, 33% and 32% of our consolidated revenues for the same periods. We believe that this customer will continue to account for a significant portion of the MCS division's and our consolidated revenues in the 2003 and 2004 fiscal years. We cannot assure you, however, that this customer will continue to generate significant revenues and the loss of this customer, or any other significant customers, could have a material adverse effect on our business.

      Specialty Media Division. For the years ended December 31, 2002, 2001 and 2000, Invitrogen accounted for approximately 18%, 20% and 24% of the SM division's annual revenues, respectively. For the year ended December 31, 2002, Dainippon Pharmaceuticals accounted for 11% of the SM division's annual revenues. We believe that these customers will continue to account for a significant portion of our revenues in the 2003 and 2004 fiscal years. We cannot assure you, however, that these customers will continue to generate significant revenues and the loss of these customers, or any other significant customers, could have a material adverse effect on our business.

      Sentigen Corp.

      Sentigen Corp. does not have any customers and the only revenues generated to date have been under a grant from the National Institute of Health.

SALES AND MARKETING

      Cell and Molecular Technologies, Inc.

      Molecular Cell Science Division. CMT has focused on providing pre-clinical contract research and development to entities engaged in the drug discovery process. Given the rapid development of molecular biology techniques and the pace of innovation, CMT believes that the drug discovery community is now focusing on HTS as opposed to more basic screening methodologies. CMT also believes that there is an increasing trend among companies in the drug discovery community to outsource segments of the HTS process, as well as other segments of the drug discovery process that occur after primary HTS screens are completed. Such outsourcing is due to a variety of factors including:

      - economies of scale necessary to maintain an efficient and effective HTS program and remain competitive in the industry;

      - reduced "in-house" staffs resulting from corporate down-sizing and investments in automation and robotics;

      - expense and risk inherent in conducting segments of this process internally; and

      - expanded capabilities and flexibility offered by third party research companies without the associated overhead.

The sales and marketing activities of this division consist primarily of the following:

      - advertisements in trade magazines, newsletters, scientific journals and the general press;

      - meetings and consultations with research executives at pharmaceutical, biotechnology and other companies engaged in the drug discovery process; and

      -     exhibitions at industry trade-shows and conventions

 Specialty Media Division. CMT's SM division markets its products to specialized aspects of the cell culture market. CMT believes that, while the overall available revenue from this area is less than other areas of the market, the potential margins are greater. Moreover, in serving these areas, CMT has built up significant customer loyalty and name recognition, despite relatively minimal marketing activities. CMT's sales efforts are coordinated by its Chief Operating Officer, whose duties include oversight of production and development, direct sales and distributor arrangements. CMT also utilizes distributor services of Fisher Scientific, VWR Scientific, and Deinippon Pharmaceuticals (Japan), which are responsible primarily for sales to customers not serviced directly by CMT.

      Sentigen Corp.

      For the years ended December 31, 2002, 2001 and 2000, Sentigen Corp. did not engage in any sales activities. Sentigen Corp. has been focused on research and development, and has participated in various scientific and industry conferences and met with leading agricultural and biotechnology companies in an effort to raise awareness of its technologies among constituents in the pharmaceutical, agricultural and human health communities.

MANUFACTURING, SUPPLIERS AND INVENTORY

      Cell and Molecular Technologies, Inc.

      The manufacturing, order fulfillment and shipping functions for CMT are accomplished at its Phillipsburg facilities. CMT maintains adequate inventory at its Phillipsburg facilities to support all of its direct sales needs.

      Molecular Cell Science Division. CMT has numerous alternative sources of supplies with respect to all of the critical components used in the delivery of its contract research and development services.

      Specialty Media Division. We purchase the raw materials used in SM's manufacturing process from a variety of third-party suppliers and is generally not dependent on any one supplier or group of suppliers. Raw fetal bovine serum is a significant raw material in SM's manufacturing process. Although there is a well-established market for fetal bovine serum, its price has risen significantly because the supply of healthy lots has become increasingly constrained due to environmental and health factors such as mad-cow disease. While SM has changed its purchasing habits to accommodate these difficulties we cannot assure you that SM's business will not be adversely affected by any shortage in the future.

      Sentigen Corp.

      The research and development operations of Sentigen Corp. including purchasing are accomplished at the 3960 Broadway, New York, New York location. Sentigen Corp. has numerous alternative sources of supplies with respect to all of its research operations.

COMPETITION

      Cell and Molecular Technologies, Inc.

      Generally, CMT competes with a combination of national and regional entities ranging from large companies engaging in contract research & development or reagent services to companies specializing in one particular aspect of research and development or media production. Some of these companies have captured a significant, and in certain cases controlling, share of the market.

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

      CMT believes that entry barriers to these markets are significant, involving the high costs of specialized scientific equipment, the need to recruit highly trained professional scientific staff with industrial and academic experience, and the ability to offer a wide range of services and expertise. CMT's ability to compete successfully in the industry is affected by these and other factors, including without limitation price of services, ease of use, reliability, customer support, geographic coverage and industrial and general economic trends. In addition, research and development services involve customers dependent upon government grants and other institutional funding.

      CMT believes it can compete effectively based on its ability to provide its customers with both (1) contract research and development services for early stage/pre-clinical research and development in the pharmaceutical and biotechnology industries and (2) the preparation of reagents for cell culture, molecular biology, and mouse genetics in the international academic and industrial research markets. CMT believes there are a number of large competitors that have substantially greater resources than it; however, such competitors have well-established businesses in only one of these areas. Available contract research services have for the most part focused on delivering routine technology at low cost. In contrast, CMT offers, in addition to the full range of research and development services, complete experimental design and consultation throughout the performance of its services.

      Molecular Cell Science Division. CMT believes that the contract research and development business can be divided into four markets, consisting of:

      - Low End Research and Development. Services performed in this market are characterized by low margins and strong competition. These services are generally simple, process-oriented engagements. These services tend not to lead to higher end, more complex projects. This market is comprised of small local vendors, some of which have grown to cover larger markets. CMT offers services in this area, including those offered by its competitors, usually as part of a larger customer engagement.

      - Specialty Research and Development. Services performed in this market tend to be technical and/or target focused. These services can lead to new and more complex projects and have the opportunity to grow significantly in scope. The identification, validation and supply of HTS targets is a rapidly growing segment of the specialty research and development business.

      - High End Research and Development. Services performed in this market tend to be high margin, highly skilled technical and mechanical matters, requiring significant intellectual input, problem solving capabilities and access to academics. These services often require the development of new high-end technologies and lead to more complex projects.

      - Technology Platform Research and Development. This market is comprised of companies that have based their business on performing drug screening and/or licensing their proprietary technology to companies for their in-house screening programs. These relationships are generally associated with significant licensing costs and downstream royalties. The application and/or licensing of such proprietary technology platforms involve large contracts and is highly competitive. Competition arises from the development of alternative and competing technologies designed to yield results ever more quickly and inexpensively.


      Specialty Media Division. We believe that the SM market is dominated by a few very large companies with a number of minor participants. Historically, the revenue producers in the SM market have been a limited number (fewer than 20) of manufacturers of public-domain media formulations (mostly developed in the 1960's) and the fetal bovine serum that has been used to supplement media. CMT believes that mostly price-based competition exists in this area.

      Sentigen Corp.


      Sentigen Corp. is engaged in scientific research to develop assays for the screening of GPCRs. The assays have applications in drug discovery, micro-array based detection technologies and environmentally sound pest management solutions for agricultural and human health vectors. Sentigen Corp.'s future competitive position depends on its ability to develop a product that will be more economically feasible and at the same time more effective than the assays currently employed. While we believe that the Sentigen Corp. approach is unique and will provide a new technological solution, there are several other platforms developed in the pharmaceutical and biotechnology industries that could compete with or replace our anticipated technology.

GOVERNMENT REGULATION

      We are subject to many laws and governmental regulations and changes in these laws and regulations, or their interpretation by government agencies and the courts, occur frequently.

      Environmental Regulation. Our operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. CMT operates a manufacturing facility and both CMT and Sentigen Corp. operate laboratory facilities. Although we believe that these facilities are in substantial compliance with all applicable material environmental laws, it is possible that there are material environmental liabilities of which we are unaware. If the costs of compliance with the various existing or future environmental laws and regulations, including any penalties that may be assessed for failure to obtain necessary permits, exceed our budgets for those items, our business could be adversely affected. In addition, liability to third parties could have a material adverse effect on our business. For the years ended December 31, 2002, 2001 and 2000, we did not make any material expenditure with respect to such matters.

      Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. Furthermore, certain business operations of CMT also involve shipping hazardous waste off-site for disposal. As a result, we could be subject to liability under these statutes. Furthermore, we cannot assure you that our subsidiaries or we will not be subject to liability relating to manufacturing facilities owned or operated by us currently or in the past. For the years ended December 31, 2002, 2001 and 2000, we did not make any material expenditure with respect to such matters.

      Permits. In connections with its business operations, CMT has obtained permits from the New Jersey Department of Environmental Protection as both a hazardous waste and medical waste generator. We believe that our compliance with these regulations, however, is on a voluntary basis since our operations produce insufficient levels of chemical waste. We further believe that none of our medical waste is deemed infectious. In addition, both CMT and Sentigen Corp. have obtained permits from the Nuclear Regulatory Commission for the use of radioisotopes in connection with its research functions.

      Other Regulations. In addition to the foregoing, we may be subject to various other federal, state and local regulatory and licensing requirements as the same are promulgated from time to time by the Environmental Protection Agency, Food and Drug Administration, Nuclear Regulatory Commission, the New Jersey Department of Environmental Protection and other federal, state and local regulatory agencies. Failure on our part to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We have made, and will continue to make, capital and other expenditures necessary to monitor and to comply with any applicable regulations. For the years ended December 31, 2002, 2001 and 2000, we did not make any material expenditure with respect to such matters.

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

      CMT utilizes certain proprietary information in connection with the provision of its services and the manufacture and sale of its products, including processes and formulas with respect to cell and embryo culture media and reagents, and gene expression systems that are proprietary to CMT. CMT relies on customary principles of "work-for-hire" as well as technical measures to establish and protect the ideas, concepts, and documentation of its proprietary technology and know-how and, in certain instances, have entered into non-disclosure agreements with customers and employees. Such methods, however, may not afford complete protection, and we cannot assure you that third parties will not independently develop such know how or obtain access to know-how, ideas, concepts, and documentation. Although CMT believes that its technology has been developed independently and does not infringe on the proprietary rights of others, we cannot assure you that the technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. In the case of infringement, CMT would, under certain circumstances, be required to modify our products or obtain a license. We cannot assure you that we will have the financial or other resources necessary to successfully defend a patent infringement or other proprietary rights infringement action or that we could modify our products or obtain a license if we were required to do so. Failure to do any of the foregoing could have a material adverse effect on our business. If our products or technologies are deemed to infringe upon the rights of others, we could be liable for damages, which could have a material adverse effect on us.

      Cell & Molecular Technologies

      During 1999, CMT applied to the United States Patent and Trademark Office for a trademark, EmbryoMax(R). In 2002 CMT was awarded the trademark. The EmbryoMax(R) trademark pertains to Specialty Media's mouse embryo culture media and reagents offered by Specialty Media to support the generation of transgenic mice.

      Sentigen Corp.

      On April 10, 2000, Sentigen Corp. entered into a license agreement with The Trustees of the Columbia University in New York for an exclusive worldwide right to Columbia's patent applications and other proprietary rights in the areas of insect chemosensation and olfaction. In consideration of the license agreement, Columbia was issued 75,000 shares of our stock and will receive royalties of 1% of the net sales of any licensed products or services. The value of this license agreement is recorded as license costs, net of accumulated amortization on our consolidated balance sheet. The value of the license reflects the closing share price of our common stock on April 10, 2000, less accumulated amortization.

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

EMPLOYEES

      As of December 31, 2002, we had 42 full-time and three part-time employees. These employees were engaged as follows:

      -     17 in contract research and development services;

      -     nine in research and development;

      -     five in media production;

      -     five in accounting and administration;

      -     four in executive positions;

      -     two in customer support;

      -     two in warehousing, shipping and receiving; and

      -     one in sales and marketing.

      None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.

HISTORY OF SENTIGEN HOLDING CORP.

      We were incorporated under the laws of the State of Delaware in May 1990 under the name Prime Cellular, Inc. originally to provide management services, including business planning, marketing, engineering, design and construction consulting services, to rural service area cellular telephone licensees. However, preferences of owners of construction permits and the deterioration in general economic conditions subsequent to Prime Cellular's initial public offering in early August 1990 negatively impacted its business plan and Prime Cellular soon determined that it was prudent for it to explore other uses for its funds.

      On May 29, 1998, a newly formed wholly owned subsidiary of Prime Cellular acquired, by merger, the business operations of CMT. Pursuant to the Merger Agreement, dated May 29, 1998, the subsidiary was merged into CMT and all of the outstanding shares of capital stock of CMT were converted into an aggregate of 1,611,000 shares of our common stock, representing approximately 26.4% of our issued and outstanding common stock following the merger. CMT was treated as the acquirer for financial accounting purposes. In connection with the merger, we changed our fiscal year end from May 31 to December 31, which year-end corresponds with the fiscal year end for CMT.

      We formed Sentigen Corp. as a wholly owned subsidiary in February of 2000. We changed our name to Sentigen Holding Corp. on June 23, 2000, at which time our ticker symbol on the OTCBB changed to SGHL. In November 2000, we consummated a private placement in which we sold 863,834 shares of our common stock at $6.00 per share for aggregate gross proceeds of $5,183,004. On January 9, 2002 our common stock began trading on The Nasdaq SmallCap Market under the symbol SGHL.

      CMT maintains an internet address at www.cmt-inc.net and www.specialtymedia.com. Sentigen Corp. maintains an internet address at www.sentigencorp.com. At present, Sentigen Corp.'s website is in development. Historically we have not made available copies of our SEC filings at our internet address as such filings are readily available, among other places, from the SEC's Web site. We do, however, intend to make these filings available at our internet address in the near future. In advance of that time, we would be pleased to make available paper or electronic copies of these filings upon request. Such requests should be directed to Fredrick B. Rolff at (908) 387-1673 or by writing to us at Sentigen Holding Corp., 580 Marshall Street, Phillipsburg, NJ 08865 Attention: Investor Relations.

ITEM 2. PROPERTIES

      Since June 1998, our executive offices have been located at 580 Marshall Street, Phillipsburg, New Jersey. Our Phillipsburg facility consists of approximately 6,651 square feet of laboratory, manufacturing and office/warehouse space. The property is owned by our wholly owned subsidiary, CMT, and is occupied by CMT's Specialty Media division. We acquired the Phillipsburg facility as part of our acquisition of CMT. The facility is subject to a note, dated February 10, 1997, bearing interest at 5.00% and having a balance as of December 31, 2002, of $251,732. This note is secured by a mortgage on the property. We also lease the following properties:

Company                             Purpose and Terms
-------                             -----------------
CMT                In November 2001, CMT signed a 44-month lease for
                   approximately 11,000 square feet of laboratory and
                   office/warehouse space at 445 Marshall Street, Phillipsburg,
                   New Jersey . The MCS division occupies this property. Rental expense totaled $144,793 for the year ended December 31,
                   2002.

CMT                In March 2001, CMT signed a 3-year lease for approximately
                   3,000 square feet of laboratory space at 418 Industrial
                   Drive, North Wales, Pennsylvania. This space is used to accommodate the HTS applications and assay development services group. Rental expense totaled $18,000 for the year ended December 31, 2002. In February 2003, CMT signed a
                   3-year lease to expand this location by an additional 3,000 square feet. Rental expense for the expansion area will be approximately $1,500 per month.

Sentigen           In May 2000, Sentigen Corp. leased approximately 2,000 square
Corp.              feet of laboratory space at 3960 Broadway, New York, New
                   York. The lease expired in April 2002, and we are currently operating on a month-to-month basis. In June 2001, we leased additional administrative space at this same location, which lease terminated on June 30, 2002. Rental expense for these two facilities totaled $82,440 for the year ended December
                   31, 2002.

Sentigen           We lease approximately 980 square feet of administrative
Holding            office space for use by the Board of Directors and Executive
Corp.              Officers of our Company at 434 East Cooper Street, Aspen,
                   Colorado. This lease expires April 30, 2003; however, we
                   intend to renew this lease, should the lease terms be
                   acceptable to us. Rental expense totaled $38,654 for the year ended December 31, 2002.

      We routinely evaluate our facilities for adequacy in light of our plans for growth. Our plans may require us to lease additional facilities in the future.

ITEM 3. LEGAL PROCEEDINGS

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On January 9, 2002 our common stock began trading on The Nasdaq SmallCap Market under the symbol SGHL. Prior to that date our common stock was traded on the OTC Bulletin Board. The following table sets forth the high and low bid prices for our common stock as reported on the OTC Bulletin Board or The Nasdaq SmallCap Market, as applicable, and the high and low bid prices from January 1, 2003 until March 28, 2003. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

     Period                           High ($)       Low ($)
     -------                          --------       -------
2001
     Fourth quarter                   $5.7500        $4.5999
     Third quarter                     7.0000         5.5000
     Second quarter                    7.0000         5.7500
     First quarter                     7.0000         4.5625

2002

     Fourth quarter                   $5.1500        $4.4100
     Third quarter                     5.0900         4.0000
     Second quarter                    6.9000         4.7800
     First quarter                     6.8000         4.0000

2003
     First quarter                    $5.7500        $4.7300
     (through March 28, 2003)

     On March 28, 2003, the last sale price for our common stock was $5.00, as reported by The Nasdaq SmallCap Market. As of March 28, 2003, we had 7,453,044 shares of common stock outstanding and approximately 338 holders of record of our common stock.

DIVIDEND POLICY

      To date, we have not declared or paid any cash dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, our capital requirements and financial condition and other relevant factors. We currently intend to retain all earnings, if any, to finance the continued growth and the development of our business. We do not expect to declare or pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SHARES

      None.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected statement of operations data for the years ended December 31, 2000, 2001 and 2002 and the selected balance sheet data endedas of December 31, 2001 and 2002 have been derived from our audited consolidated financial statements and accompanying notes that are included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 1998 and 1999 and the selected balance sheet data as of December 31, 1998, 1999 and 2000 have been derived from our audited financial statements and accompanying notes which are not included within this Form 10-K. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this report.

                                                    FISCAL YEAR ENDED DECEMBER 31,
                                     2002            2001            2000          1999           1998
                                     ----            ----            ----          ----           ----
 STATEMENT OF OPERATIONS DATA:

 Total revenues                  $  7,217,446    $  6,080,198    $  4,729,503    $3,916,581   $  2,127,233
                                 ------------    ------------    ------------    ----------   ------------
 Income after
     direct costs                $  4,654,350    $  3,804,142    $  2,838,854    $2,290,378   $    786,540

 Operating expenses                 5,276,486       4,826,954       3,083,238     1,809,614      1,604,210
                                 ------------    ------------    ------------    ----------   ------------
 (Loss) income from
     operations                      (622,136)     (1,022,812)       (244,384)      480,764       (817,670)
 Interest income, net of
     interest expense                 235,956         508,345         191,991       160,350        118,996

 Income tax expense                   135,851         133,122          74,322            --             --
                                 ------------    ------------    ------------    ----------   ------------

 Net (loss) income               $   (522,031)   $   (647,589)   $   (126,715)   $  641,114   $   (698,674)
                                 ============    ============    ============    ==========   ============

 Earnings (loss) per
 share of common stock
    Basic                        $      (0.07)   $      (0.09)   $      (0.02)   $     0.11   $      (0.16)
                                 ============    ============    ============    ==========   ============
    Diluted                      $      (0.07)   $      (0.09)   $      (0.02)   $     0.10   $      (0.16)
                                 ============    ============    ============    ==========   ============

 BALANCE SHEET DATA:

 Working capital                 $  9,811,764    $  9,929,995    $  5,462,235    $5,386,910   $  4,910,420
                                 ------------    ------------    ------------    ----------   ------------
 Total assets                    $ 13,148,435    $ 12,862,944    $ 13,419,909    $7,428,682   $ 11,825,683
                                 ------------    ------------    ------------    ----------   ------------
 Long - Term Debt                $  1,031,161    $    914,110    $    635,001    $1,092,095   $    826,024
                                 ------------    ------------    ------------    ----------   ------------
 Stockholders' Equity            $ 10,870,489    $ 10,950,382    $ 11,351,799    $5,734,091   $  5,074,283
                                 ------------    ------------    ------------    ----------   ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a holding company conducting business through two wholly owned operating subsidiaries, CMT and Sentigen Corp. CMT is comprised of a service organization that provides contract research and development services, and a products organization that provides cell culture media, reagents and other research products to companies engaged in the drug discovery process. Sentigen Corp. is engaged in scientific research to develop assays for the screening of G Protein-Coupled Receptors, or GPCRs. These assays potentially would have applications in drug discovery, micro-array based detection technologies and environmentally sound pest management solutions for agricultural and human health vectors.

      CMT operates through two divisions -- Molecular Cell Science, or MCS and Specialty Media, or SM. MCS provides contract research and development services and High Throughput Screening applications and services to companies engaged in the drug discovery process. SM develops, manufactures, markets and sells specialty cell culture media, reagents and other research products.

SIGNIFICANT ACCOUNTING POLICIES

      Cell & Molecular Technologies, Inc.

      We evaluate the performance of CMT through its two divisions (both are treated as separate business segments). Revenue, income after direct costs and net income are used to measure and evaluate the financial results of CMT.


      Revenue Recognition. The MCS division's services are performed on a fee-for-service, fixed contract basis that provides for payments after specific research milestones are achieved. Revenues from the MCS division are recognized using the percentage-of-completion method for fixed price contracts extending over more than one accounting period. Work-in-process, representing time and costs incurred on projects in process in excess of amounts billed to customers, are recorded as "Unbilled services" in our consolidated balance sheets. Unearned revenue represents amounts billed in excess of costs incurred and are recorded as liabilities in our consolidated balance sheets. Revenues from the product sales of the SM division are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer.

      Direct Costs. The following major classes of direct costs for the MCS division include: (1) costs incurred for direct materials used in the services performed under research contracts, (2) an allocation of the compensation costs for the time incurred on such contracts by our scientists, (3) an allocation of indirect materials costs for general laboratory expenses incurred for the benefit of all contracts in process, and (4) an allocation of certain general and administrative expenses incurred by CMT. The direct costs of the SM division represent the direct costs of research products sold, including an allocation of the compensation costs for production personnel, and an allocation of certain general and administrative expenses incurred by CMT. The inventory of the SM division is determined using the FIFO (first-in, first-out) method of accounting.

      Selling, General and Administrative Expenses. The following major classes of selling, general and administrative expenses incurred by CMT include: (1) the compensation and employee benefit costs of CMT's management, sales, and administrative staff, (2) the compensation and employee benefit costs for the time of scientific and production personnel spent on selling, general and administrative activities, (3) facilities rental, utilities, communication costs and related operating expenses, (4) marketing, sales and advertising costs, (5) business travel expenses, (6) commercial and product liability insurance costs,
(7) repairs and maintenance costs on facilities and laboratory equipment and (8) professional fees for legal and accounting services.

      Sentigen Corp.

      The operations of Sentigen Corp. are reflected as research and development expenses in our consolidated statements of operations. Sentigen Corp's operations, since its inception in February 2000, consist entirely of research and development. We expense research and development costs as such costs are incurred.

      On August 19, 2002, Sentigen Corp. was awarded a Federal Phase I Grant in the amount of $100,003 from the National Institute of Health. The term of the grant was from September 1, 2002 through February 28, 2003. The grant provides for the direct costs of a specific project within Sentigen Corp.'s overall research program (budgeted in the grant for $75,000) as well as an allocation for the facilities and administrative costs of Sentigen Corp. related to the project (budgeted in the grant at $25,003). As of December 31, 2002, Sentigen Corp. completed the research project covered under the grant and all funds have been received from the National Institute of Health. The receipt of grant funds was accounted for as revenue, the direct costs of the project were accounted for as direct costs and the related facilities and administrative costs were shown as operating expenses in our consolidated statements of operations.

      Sentigen Holding Corp.

      The expenses of Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for our chairman of the board, chief financial officer, and administrative assistant,
(2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and (5) business travel expenses.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

      Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and our customers' credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectible accounts, customers' credit-worthiness is reviewed periodically based on our experience with the account and external credit reporting services (if necessary) and adjusted accordingly. Should a customer's account become past due, we generally place a hold on the account and discontinue further shipments or services to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. Reserves are fully provided for all expected or probable losses of this nature.

      Inventory adjustments. Inventories are stated at the lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Our stock levels generally do not exceed one quarter's expectation of usage or sales. Inventories were stated at $212,104 and no reserve for impairment or obsolescence was necessary as of December 31, 2002.

      Impairment of intangibles. Our intangible assets consist primarily of license costs of $369,353 as of December 31, 2002, and are the result of our exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of our agreement with the Trustees of Columbia University) less accumulated amortization. The value of the license is subject to an amortization period of 17 years. We review the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of December 31, 2002.

      Revenue recognition. Revenues from the MCS division are recognized using the percentage-of-completion method for fixed price contracts. Percentage-of-completion is determined based on the proportion of completed costs to total anticipated costs on each contract. We use estimates of remaining costs to complete each contract to determine the revenue and profitability on each contract. We reevaluate these estimates periodically and such reevaluations may, in the future, lead to changes in the rate of profitability on each contract. There were no contracts where the expected costs exceeded the contract price. All contract receivables are due within one year.

      Stock-based compensation. SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by us where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations. The fair value of each option grant is estimated using the Black-Scholes option pricing model.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

      Revenues. Revenues for the year ended December 31, 2002 were $7,217,446 compared to revenue of $6,080,198 for the year ended December 31, 2001. This increase of $1,137,248, or 19%, was the result of an increase of: $549,690, or 14%, in contract revenue from CMT's MCS division, an increase of $487,555, or 22%, in revenue from CMT's SM division, and a Federal Phase I grant award from the National Institute of Health to Sentigen Corp. for $100,003. Other than the Federal Phase I grant award received by Sentigen Corp., our revenues for 2002 were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

      An analysis of our revenues during 2002 from the MCS division is as follows:

                                          For the Year Ended
                                             December 31,
                                             ------------            Percent
                                       2002              2001         Change
                                       ----              ----         ------
HTS contract                        $2,004,000        $1,745,020        15%
All other contracts                  2,451,239         2,160,529        13%
                                    ----------        ----------
Total                               $4,455,239        $3,905,549        14%
                                    ==========        ==========

      The 14% increase from the MCS division was due in part to the renegotiation, as of January 1, 2002, of a significant contract for high-throughput screening, or HTS, services from a pay-per-service contract to a retainer contract. The new retainer contract provides for payments of $167,000 per month, regardless of the volume of services performed. The term of the contract was for one year and ended on December 31, 2002. We provided more HTS services to this customer during the year ended December 31, 2002 compared to the year ended December 31, 2001 and, under the old pay-per-service agreement, would have also shown an increase in revenues from this contract. On December 20, 2002 this contract was renewed for a term of one-year and provides for payments of $200,000 per month beginning in January 2003. The 13% growth from other contracts was driven by: (1) mouse genetics services, (2) protein expression services and (3) services for the pre-clinical analysis of compound efficacy on diminishing or eliminating pathogen infection.

      Revenues from the SM division grew 22% for the year ended December 31, 2002 from the year ended December 31, 2001. This growth was driven by four factors:

      - an increase in sales of the SM division's line of Murine Embryonic stem cells and feeder cells as well as media associated with this product line;

      - increase in sales of the SM division's proprietary formulations sold under private label;

      - an increase in sales to Japan through the SM division's distributor, the research products division of Dainippon Pharmaceuticals; and

      -     price increases implemented as of January 1, 2002.

      Income after Direct Costs and Gross Margin. Income after direct costs for the year ended December 31, 2002 was $4,654,350 compared to income after direct costs of $3,804,142 for the year ended December 31, 2001. Gross margin for the year ended December 31, 2002 (excluding income after direct costs from the Federal Phase I grant award received by Sentigen Corp.) was 65% compared to 63% for the year ended December 31, 2001. This increase was driven by reduced direct materials costs for the MCS division, offset in part by rising serum costs in the SM division.

      Operating Expenses. Operating expenses for the year ended December 31, 2002 were $5,276,486 compared to $4,826,954 for the year ended December 31, 2001. This increase of $449,532, or 9%, was primarily attributable to an increase of $434,825 in selling, general and administrative expenses due to the increased rental and facilities expenses relating to the opening of CMT's new facility in Phillipsburg, New Jersey, as well as increases in salaries and employee health insurance expenses at CMT, and increases in CMT's advertising, marketing and sales costs. A portion of the increase in operating expenses also was due to an increase of $94,379 in depreciation and amortization due to capital expenditures made in connection with CMT's new facilities and an increase of $149,291 in stock based compensation. These increases were partially offset by a decrease of $119,794 in the research and development costs of Sentigen Corp. due to the receipt of the grant from the National Institute of Health, and a decrease of $134,172 in corporate overhead driven by reduced professional fees.

      Loss from Operations. Loss from operations for the year ended December 31, 2002 was $622,136 compared to a loss from operations of $1,022,812 for the year ended December 31, 2001. The components of this 39% improvement were as follows:

                                          For the Year Ended
                                             December 31,
                                             ------------               Percent
                                       2002              2001            Change
                                       ----              ----            ------
CMT                               $ 1,600,950         $ 1,360,025         18%
Sentigen Corp.                     (1,124,787)         (1,151,408)         2%
Holding company
      expenses                     (1,098,299)         (1,231,429)        11%
                                  -----------         -----------
Total                             $  (622,136)        $(1,022,812)        39%
                                  ===========         ===========

      Income from operations for CMT increased by 18% which was due to its 17% increase in revenues. Loss from operations attributable to Sentigen Corp. improved by 2% which was due to the grant award from the NIH, offset by higher stock-based compensation costs. Sentigen Corp's operations consist entirely of research and development activities. Loss from operations attributable to holding company-related expenses improved by 11% which was largely attributable to lower professional fees.

      Interest Income. Interest income, net of interest expenses declined by $272,389, or 54%, due to the fall in yields on U.S. Treasury and money market securities.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

      Revenues. Revenue for the year ended December 31, 2001 was $6,080,198 compared to $4,729,503 for the year ended December 31, 2000. This increase of $1,350,695, or 29%, was the result of an $880,478, or 29%, increase in revenues from the MCS division and a $470,217, or 28%, increase in revenues from the SM division.

      Revenue growth through MCS was attributable to more aggressive HTS programs employed by our customers. Revenues from the MCS division also grew in part due to increased sales and marketing efforts. Revenue growth through SM was attributable to a more effective sales and marketing program, increased business from companies private labeling our media, and increased sales of our cell line based products.

      Income After Direct Costs and Gross Margin. Income after direct costs for the year ended December 31, 2001 was $3,804,142 compared to income after direct costs of $2,838,854 for the year ended December 31, 2000. Gross margin for the year ended December 31, 2001 was 63% compared to 60% for the year ended December 31, 2000. This increase was due to pricing increases implemented at the beginning of 2001 and a shift in our revenue mix towards sales of higher margin contract R&D relationships and media products.

      Operating Expenses. Selling, general and administrative costs of CMT increased from $1,420,588 for the year ended December 31, 2000 to $2,027,716 for the year ended December 31, 2001. This increase of $607,128, or 43%, was attributable to the increased infrastructure costs resulting from our new North Wales, Pennsylvania facility, additional hiring of new employees and increased sales and marketing activity.

      Research and development costs increased from $467,567 for the year ended December 31, 2000 to $1,022,490 for the year ended December 31, 2001. Prior to May 2000, we did not conduct significant research activities. Consequently, research and development costs for the year ended December 31, 2000 represent only seven months of activity.

      Corporate overhead increased from $698,601 for the year ended December 31, 2000 to $1,219,476 for the year ended December 31, 2001. The $520,875, or 75%, increase was attributable to higher personnel and professional costs.

      Non-cash charges for stock-based compensation decreased from $213,729 for the year ended December 31, 2000 to $73,146 for the year ended December 31, 2001. The decrease of $140,583, or 66%, was attributable to certain changes we made to the consulting agreements with our scientific consultants. Under our new agreements, dated December 3, 2001, the consultants' remaining unvested options will vest based on the sole discretion of our Board of Directors. The amendments to the agreements constituted a change in accounting resulting in low charges for non-cash stock based compensation for the unvested options of these consultants, accounting for the decrease.

      Depreciation and amortization increased from $282,753 for the year ended December 31, 2000 to $484,126 for the year ended December 31, 2001. The increase of $201,373, or 71%, was attributable to the increased equipment expenditures in 2001 associated with the build-out of CMT's new North Wales, Pennsylvania facility, and its expansion at the 445 Marshall Street, Phillipsburg, New Jersey site.

      Interest income, net of interest expenses increased by $316,354, which was directly attributable to the investment of proceeds from our November 2000 private placement.

      Our income tax provision increased from $74,322 for the year ended December 31, 2000 to $133,122 for the year ended December 31, 2001. This increase was attributable to the increase in our income from operations, primarily as a result of increased income from CMT.

      As a result of the foregoing, our net loss increased from $126,715 for the year ended December 31, 2000 to $647,589 for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2002 we had $4,819,967 in cash, $5,307,419 in investment securities and working capital of $9,811,764. During the year ended December 31, 2002 we financed our operations primarily through working capital and we financed capital expenditures through bank loans.

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

      Cell & Molecular Technologies, Inc.

      In October 2002, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, we recorded the equipment on our balance sheet and an offsetting capital lease liability of $95,945. We used fixed interest rate of 7.40% to approximate the borrowing rate for the lease. The equipment will be depreciated on a straight-line basis through the term of the lease that expires in September 2005. Through December 31, 2002, we made rental payments of $9,017. Of those payments, we applied $7,885 to the capital lease liability and $1,132 to interest expense. As of December 31, 2002 the total remaining lease obligation amounted to $88,060.

      During the first quarter of 2001 we leased approximately 3,000 square feet of laboratory space to accommodate CMT's High Throughput Screening applications and assay development services group. In connection with this new facility, CMT borrowed $404,337 under a $720,000 loan commitment to finance capital equipment expenditures. In March 2002, CMT borrowed the remaining $315,663 available under this loan commitment to finance capital expenditures made in connection with our new facility in Phillipsburg, New Jersey. We are required to repay this loan, which bears interest at a fixed rate of 7.40%, over a seven year period that commenced in June 2002. The terms of the loan require CMT to maintain annual cash flow equal to 1.25 to 1.00 times the total annual debt service of CMT and a ratio of debt to net worth of 3.00 to 1.00. CMT complied with these terms as of and for the year ended December 31, 2002. Sentigen Holding Corp. guarantees this obligation of CMT. The unpaid principal balance on this loan at December 31, 2002 was $673,548.

      Five stockholders and one affiliate of a stockholder advanced an aggregate of $500,000 to CMT in 1997. The promissory notes had an interest rate of 5%, payable at maturity, and had an original due date of July 14, 2002. As a result of the CMT merger, the above loans' maturity dates were accelerated to May 1, 2000. During 1999, the stockholders agreed to extend the above loans' maturity date to May 1, 2001. In July 2001, the stockholders agreed to further extend the maturity date of the loans until September 1, 2001, at which time we repaid principal and interest of $603,125 to retire these obligations.

      Sentigen Corp.

      In June 2001, Sentigen Corp. borrowed an additional $60,000 under its existing $500,000 loan facility. This facility has a term of five years, may be used to finance capital expenditures and bears interest at 8.75%. Sentigen Holding Corp. guarantees this obligation of Sentigen Corp. The loan also requires that Sentigen Holding Corp. keep unencumbered liquid assets equaling two-times the combined outstanding loan balances for Sentigen and CMT. As of December 31, 2002 and the date of filing of this report, Sentigen Corp. had borrowed a total of $300,000 under this facility, and the unpaid principal balance on this loan at December 31, 2002 was $158,698. On February 5, 2003 we renegotiated the interest rate on this borrowing from the fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime plus 1.00% with a minimum interest rate of 5.50%.

      Sentigen Corp. was formed in February of 2000 and is focusing on research and development activities. Our licensing agreement with The Trustees of the Columbia University in New York required us to contribute a minimum of $1,000,000 into Sentigen Corp. within one year of the date of the agreement (by April 2001) or we must have been involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of our private placement in November 2000 in which we sold 863,834 shares of our common stock at $6.00 per share for aggregate gross proceeds of $5,183,004.

      Another provision of the agreement calls for a minimum of $50,000 per six month period or $100,000 per annual period to be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must be involved in active negotiation to raise $1,000,000 in additional funding. We satisfied this provision through April 2002 and 2003 (the second and third fiscal years of the license agreement). We believe that we have enough capital resources to meet the financial requirements of this provision for the agreement years 2004 and beyond.

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

COMMITMENTS UNDER DEBT OBLIGATIONS AND LEASES

      We were in compliance with all debt covenants as of and for the year ended December 31, 2002. Principal maturities of long-term debt over the next five years are as follows:

         December 31,         2003                 $  235,234
                              2004                    217,267
                              2005                    136,349
                              2006                    118,209
                              2007                    127,538
         Thereafter                                   374,312
                                                      -------
                                                  $ 1,208,909
                                                  ===========

      The estimated future minimum rental payments under capital and operating-type leases over the next three years are as follows:

                                                       Capital       Operating
                                                       -------       ---------
         For the year ending December 31, 2003        $ 36,067      $  228,315
                                          2004          36,067         204,347
                                          2005          27,050         147,764
                                                      --------      ----------
         Minimum rental payments                      $ 99,184      $  580,426
                                                                    ==========
         Less interest-portion of rental payments      (11,124)
                                                      ---------
         Capital lease obligation                     $ 88,060
                                                      ========

INFLATION

      Inflation has historically not had a material effect on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for intangible assets and goodwill acquired in a business combination. The adoption of SFAS No. 141 did not have a material effect on our financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually or in the event of an impairment indicator. SFAS 142 was effective January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material effect on our financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of their entity in a disposal transaction. SFAS No. 144 was effective January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS No. 145 is effective January 1, 2003. Among other things, SFAS No. 145 requires that gains or losses on the extinguishment of debt will generally be required to be reported as a component of income from continuing operations and will no longer be classified as an extraordinary item. We do not expect the provisions of SFAS No. 145 to have a material impact on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We will be required to adopt this SFAS on such activities beginning January 1, 2003.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the year ended December 31, 2002 and the appropriate disclosures have been included herein.

      The following table reconciles net loss and diluted earnings per share
(EPS), as reported, to pro-forma net loss and diluted EPS, as if we had expensed the grant date fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                             2002          2001          2000
                                          ---------     ---------     ---------
Net Income (Loss):
  As reported                             $(522,031)    $(647,589)    $(126,715)
Pro-forma expense as if
     stock options were charged
     against net loss                      (192,051)     (236,780)     (206,326)
                                          ---------     ---------     ---------

Pro-forma net loss using the fair
     value method                         $(714,082)    $(884,369)    $(333,041)
                                          =========     =========     =========

Diluted EPS:
     As reported                          $   (0.07)    $   (0.09)    $   (0.02)
Pro-forma using the fair
     value method                         $   (0.10)    $   (0.12)    $   (0.05)

      In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires enhanced and additional disclosures of guarantees in financial statements ending after December 15, 2002. In the normal course of business, we do not issue guarantees to third-parties; accordingly, this interpretation does not effect the disclosures included herein.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have determined that it is not reasonably possible that we will be required to consolidate or disclose information about a variable interest entity upon the effective date of this interpretation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      As of December 31, 2002, we have total debt of $1,296,969, including an obligation under capital lease of $88,060. The remaining debt consists of three bank notes used for equipment financing and a mortgage on our executive office at 580 Marshall Street, Phillipsburg, New Jersey. Our payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest.

      On February 5, 2003, CMT renegotiated the interest rate on its equipment loan, maturing August 2004 from a fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate of interest plus 1.00% with a minimum interest rate of 5.50%.

      On February 5, 2003, Sentigen Corp. renegotiated the interest rate on its equipment loan, maturing May 2005 from a fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate of interest plus 1.00% with a minimum interest rate of 5.50%.

      The interest rate on CMT's mortgage obligation maturing in August 2017 is a variable interest rate which resets every 3 years. The interest rate reset in February 2003 from an interest rate of 9.50% to a rate of 5.00%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      This information appears in a separate section of this report following
Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      The following are our current executive officers, directors and key employees:

               NAME                           AGE             POSITION
               ----                           ---             --------
EXECUTIVE OFFICERS AND DIRECTORS:

     Joseph K. Pagano                         58      Chairman of the Board,
                                                       Chief Executive Officer
                                                       and President

     Fredrick B. Rolff                        31      Chief Financial Officer

     Thomas Livelli                           50      Director, Chief Executive
                                                       Officer and President of
                                                       CMT

     Frederick R. Adler                       77      Director

     Gerald Greenwald                         67      Director

     Joel M. Pearlberg                        65      Director

     Samuel A. Rozzi                          57      Director

KEY EMPLOYEES:

     Kevin J. Lee, PhD                        40      Executive Vice President
                                                       - Research, Sentigen
                                                       Corp.

     Richard Malavarca                        50      Chief Operating Officer
                                                       and Vice President of CMT


      JOSEPH K. PAGANO has served as our President since June 1994. Mr. Pagano has also served as a Director since 1991, as Chairman of the Board since June 1996 and as Chief Financial Officer from June 1994 until July 1996. >From 1991 until April 1999, we engaged Mr. Pagano as a consultant, commencing an employment relationship thereafter. Mr. Pagano has been a private investor for more than the past five years. Mr. Pagano has been active in venture capital for over 20 years, with investments in a wide variety of industries, including information and technology, medical equipment, biotechnology, communications, retailing and outsourcing. He was a founding investor in Ribi Immunochem, one of the earliest biotechnology companies to go public and one of the first to focus on cancer vaccines. He participated in the early round financing of Amcell Cellular Communication, which was sold to Comcast. He was a founding investor of NMR of America, the first MRI center business to go public and was also a founding Shareholder and Director of Office Depot, the first office warehouse to go public.

      FREDRICK B. ROLFF, has served as our Chief Financial Officer since January 2001. Mr. Rolff joined our company in November 2000 as corporate controller. >From April 1999 until November 2000, Mr. Rolff was Director, Financial Strategy for Rare Medium Group, Inc., an Internet development and venture capital firm. >From January 1998 until April 1999, Mr. Rolff attended Fordham University Graduate School of Business, where he earned an MBA in Finance. From September 1993 until January 1998, Mr. Rolff was employed by KPMG LLP where he provided audit and business advisory services to private and public companies in the financial services industry. Mr. Rolff holds a BS in Accounting from Villanova University, is a Certified Public Accountant and a candidate in the Chartered Financial Analyst program. Mr. Rolff is the nephew of Samuel A. Rozzi.

      THOMAS LIVELLI has been a Director since June 1998. He has been the President and Chief Executive Officer of CMT since May 1997. He was also President of CMT's predecessor company from 1987 until May 1997. From January 1986 until July 1997, Mr. Livelli was a laboratory manager at the Howard Hughes Medical Institute at Columbia University. Prior to 1986, Mr. Livelli worked at Merck Research Laboratories and Cistron Biotechnology, directing their respective gene expression programs. While at Cistron, Mr. Livelli was a visiting scholar at Columbia University. Mr. Livelli maintains a part-time faculty appointment at Columbia University College of Physicians & Surgeons in the Department of Neurobiology and Behavior.

      FREDERICK R. ADLER has been a Director since May 1996. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. Since January 1996, Mr. Adler has been of counsel to the law firm of Fulbright & Jaworski L.L.P. and was a senior partner in the firm for more than five years prior to that.

      GERALD GREENWALD has been a Director since June 2001. Mr. Greenwald recently founded Greenbriar Equity Group with Joel Beckman and Reginald Jones. Greenbriar Equity Group has formed a strategic alliance with Berkshire Partners to make private equity investments in the global transportation sector. Mr. Greenwald is presently Chairman Emeritus of UAL Corporation and United Airlines, its principal subsidiary. From 1994 until his retirement in July 1999, Mr. Greenwald was Chairman and Chief Executive Officer of United Airlines. Mr. Greenwald has also served as Managing Director of Dillon Read & Co., an investment banking company, and as President of Olympia & York Developments, Ltd., a real estate development company. His career started in the automobile industry at Ford Motor Company, where he held several positions including Controller, Director of Ford's operations in Europe and as President of Ford of Venezuela. Mr. Greenwald later was employed by Chrysler Corporation, where he held various positions, including Corporate Controller and Chief Financial Officer, before being promoted to Vice Chairman, where he shared full responsibility with the Chief Executive Officer for the operations of the company. Mr. Greenwald graduated cum laude from Princeton University's Woodrow Wilson School and received a masters degree in economics from Wayne State University. Mr. Greenwald is a member of the Board of Directors of Aetna, Inc. His term began in September 1993 and expires in April 2006. Mr. Greenwald is also a member of the Board of Directors of Calpine Corp. His term began in July 2001 and expires in July 2003.

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

      RICHARD MALAVARCA has been Vice President of CMT and its predecessor company since 1987 and Chief Operating Officer of CMT since January 2000. Mr. Malavarca served as a Director of ours from June 1998 to December 2000. Prior to May 1987, Mr. Malavarca held positions with the Harvard Medical School, The Roche Institute for Molecular Biology, Merck Research Laboratories and Cistron Biotechnology in basic research involving developmental biology, molecular and cell biology.

      Directors are elected annually by the stockholders. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

SCIENTIFIC CONSULTANTS

      In connection with the formation of Sentigen Corp. we engaged a group of scientists to act as consultants to Sentigen Corp. in the field of olfaction and chemosensation. The consultants generally advise us concerning long-term scientific planning, research and development, and also evaluate our research programs, recommend personnel to us and advise us on specific scientific and technical issues. None of our consultants is employed by us and they may have commitments to, or consulting or advisory contracts with, their employers or other entities that may conflict or compete with their obligations to us. These consultants were issued stock options and will be compensated at the rate of $2,500 plus out-of-pocket expenses for each formal meeting. On December 3, 2001 we restructured the consulting agreements with all but one consultant to provide unvested stock options granted to such consultants will vest based on the sole discretion of the Board of Directors instead of in accordance with a pre-determined vesting schedule.

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

      DR. GERALD M. EDELMAN has made significant research contributions in biophysics, protein chemistry, immunology, cell biology, and neurobiology. His early studies on the structure and diversity of antibodies led to the Nobel Prize for Physiology in 1972. He then began research into the mechanisms involved in the regulation of primary cellular processes, particularly the control of cell growth and the development of multicellular organisms. He has focused on cell-cell interactions in early embryonic development and in the formation and function of the nervous system. These studies led to the discovery of cell adhesion molecules, or CAMs, which have been found to guide the fundamental processes by which an animal achieves its shape and form, and by which nervous systems are built. One of the most significant insights provided by this work is that the precursor gene for the neural cell adhesion molecule gave rise in evolution to the entire molecular system of adaptive immunity.

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

      Based solely on our review of the copies of such forms received by us, or representations obtained from certain reporting persons, we believe that during the year ended December 31, 2002 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

      The following table discloses the compensation awarded by us to our Chairman of the Board and Chief Executive Officer and our most highly compensated executive officers (including of one of our subsidiaries as appropriate) other than our CEO who were serving as executive officers at December 31, 2002.

                                                                         LONG TERM
                                                                        COMPENSATION
                                                                         SECURITIES             ALL
                                                                         UNDERLYING            OTHER
NAME AND PRINCIPAL POSITION         YEAR    SALARY          BONUS       OPTIONS/SARS (#)   COMPENSATION ($)
---------------------------         ----    ------          -----       ---------------    ----------------
Joseph K. Pagano                    2002   $175,000           --                 --           $17,875(2)
      Chairman of The Board,        2001    161,500           --                 --             1,000(2)
      Chief Executive Officer and   2000     85,000           --            200,000(1)             --
      President

Fredrick B. Rolff                   2002   $115,000        5,750(3)              --           $ 6,000(6)
      Chief Financial Officer       2001     99,100        5,750(3)              --             3,000(6)
                                    2000     10,240          324(4)          50,000(5)             --

Thomas Livelli                      2002   $156,658      $20,000(7)              --           $ 6,000(6)
      Chief Executive Officer and   2001    150,000       20,000(7)          25,000(8)          6,000(6)
      President of CMT              2000    135,000        2,591(4)              --             6,000(6)

(1) On September 15, 2000, we granted Mr. Pagano an option to purchase an aggregate of 200,000 shares of our common stock at $9.00 per share, which expires as to 66,000 shares on September 15, 2005 and 134,000 shares on September 15, 2010. This option vests in four equal annual installments commencing on September 15, 2001.

(2) On November 1, 2001, Mr. Pagano was granted a $500 per month car allowance which continued for the twelve months ended December 31, 2002. In December 2002 we purchased two term insurance policies on the life of Joseph K. Pagano. Sentigen Holding Corp. is the beneficiary under one of the policies in the amount of $5 million. Mr. Pagano's son is the beneficiary under the other policy in the amount of $5 million. The first-year premium on the policy for the benefit of Mr. Pagano's son was $11,875. See below under "Life Insurance Policies on Chairman of the Board and Scientific Consultant" for a description of the life insurance policies.

(3) The employees of CMT and our Chief Financial Officer were paid a bonus based on 5% of the respective individual's annual salary. Each individual's bonus was prorated for months of service for the years ended December 31, 2002 and December 31, 2001.

(4) Management of CMT and our Chief Financial Officer were paid a bonus based on CMT's pre-tax income for the year ended December 31, 2000. Each individual's bonus was prorated for months of service for the year ended December 31, 2000.

(5) On December 20, 2000, Mr. Rolff was granted an option to purchase 50,000 shares of our common stock at $6.25 per share. The option vests in five equal annual installments commencing on December 20, 2001 and expires on December 20, 2010.

(6)   Reflects a $500 per month car allowance.

(7)   Reflects Mr. Livelli's annual bonus per his employment agreement.

(8) On May 23, 2001, we granted Mr. Livelli an option to purchase 25,000 shares of our common stock at $9.00 per share, which expires on May 22, 2011. This option vests in five equal annual installments commencing on January 1, 2002.

EMPLOYMENT AGREEMENTS

      Joseph K. Pagano. On May 24, 1999, we entered into an employment agreement with Joseph K. Pagano to serve as our Chairman of the Board, President and Chief Executive Officer, replacing the consulting agreement that we had with Mr. Pagano. The agreement was for an initial term of one year and automatically renews thereafter unless notice is given by one of the parties. The employment agreement provides for annual base compensation of $85,000. In connection with the employment agreement, the termination date of an option to purchase 217,000 shares of our common stock previously granted to Mr. Pagano was extended an additional three years to April 30, 2004. On September 15, 2000, we granted Mr. Pagano an option to purchase an aggregate of 200,000 shares of our common stock at $9.00 per share, which expires as to 66,000 shares on September 15, 2005 and 134,000 shares on September 15, 2010. This option vests in four equal annual installments commencing on September 15, 2001. In March 2001, we increased Mr. Pagano's annual base compensation to $175,000.

      Thomas Livelli. In connection with our acquisition of CMT, we assumed an employment agreement with Thomas Livelli pursuant to which Mr. Livelli served as President and Chief Executive Officer of CMT through May 22, 2001. As of May 23, 2001, we entered into a new employment agreement with Mr. Livelli to serve in the same capacity until the earlier of May 22, 2006 or the two-year anniversary of a "change in control" (as such term is defined in the employment agreement). The employment agreement provides for annual base compensation of $150,000, with automatic cost of living adjustments on each one-year anniversary of the agreement. Mr. Livelli is also entitled to participate in CMT's bonus plan, which is based on CMT's net profits and allocated each year by the Board of Directors. Mr. Livelli's agreement provides that his bonus shall be at least $20,000 for each full fiscal year of employment. If such minimum bonus payment exceeds Mr. Livelli's allocated bonus under the plan, the excess shall be credited against any future allocated bonuses in excess of $20,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of two years thereafter. Pursuant to the employment agreement, we granted Mr. Livelli an option to purchase 25,000 shares of our common stock at $9.00 per share. This option expires on May 22, 2011 and vests in five equal annual installments commencing on January 1, 2002. On August 1, 2002 we amended Mr. Livelli's employment agreement to provide for an annual base salary of $165,000.

LIFE INSURANCE POLICIES ON CHAIRMAN OF THE BOARD AND SCIENTIFIC CONSULTANT

      In December 2002, we purchased insurance on the lives of Joseph K. Pagano and Richard Axel.

      We purchased two term insurance policies on the life of Joseph K. Pagano, the Chairman of the Board, Chief Executive Officer and President of our company. Sentigen Holding Corp. is the beneficiary under one of the policies in the amount of $5 million. Mr. Pagano's son is the beneficiary under the other policy in the amount of $5 million. We are required to make annual premium payments of $23,750 until December 24, 2012, at which time scheduled annual premium increases begin. The policy is cancelable, non-participating and does not pay dividends.

      We purchased a term insurance policy on the life of Richard Axel, a scientific consultant to us. Sentigen Holding Corp. is the beneficiary under the policy in the amount of $10 million. We are required to make annual premium payments of $30,785 until December 9, 2012, at which time scheduled annual premium increases begin. The policy is cancelable, non-participating and does not pay dividends.

DIRECTOR COMPENSATION

      Directors receive no cash compensation for serving on the Board of Directors or for attending Board or Committee meetings. We reimburse directors for out-of-pocket expenses incurred in connection with attending board meetings. Non-employee directors are eligible to be granted non-qualified stock options under our 2000 Performance Equity Plan. Nonqualified stock options may be exercised for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Our compensation committee is comprised of Frederick R. Adler and Joel Pearlberg. Neither of these individuals served as officers of ours or of our subsidiaries.

OPTION GRANTS

      We did not grant any stock options in the fiscal year ended December 31, 2002 to our executive officers identified in the Summary Compensation table above. The following table sets forth the fiscal year end option values of outstanding options at December 31, 2002 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.

                     AGGREGATE FISCAL YEAR END OPTION VALUES

                             Number of Securities Underlying           Dollar Value of Unexercised in-the-
                         Unexercised Options at December 31, 2002:    Money Options at December 31, 2002(1):
   Name                    Exercisable(#)     Unexercisable(#)         Exercisable(#)      Unexercisable(#)
   ----                    --------------     ----------------         --------------      ---------------
Joseph K. Pagano             317,000              100,000                  $678,125              $    --

Fredrick B. Rolff             20,000               30,000                  $     --              $    --

Thomas Livelli                 5,000               20,000                  $     --              $    --

(1) These values are based on the difference between the closing sale price of our common stock on December 31, 2002 of $4.75 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

STOCK PLANS

      We have two stock option plans: our 1990 Stock Option Plan and our 2000 Performance Equity Plan. We are no longer able to grant options under the 1990 plan. The 2000 plan provides for grants of options to purchase up to 2,000,000 shares of our common stock. Under the 2000 plan, we may grant options to employees, directors, consultants, agents and other persons that we deem to be valuable to our company or any of our subsidiaries. The 2000 plan permits our board of directors or a stock option committee to issue incentive stock options, as defined in Section 422 of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section. The exercise price of each incentive stock option may not be less than 100% of the fair market value of our common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of our outstanding stock , the exercise price may not be less than 110% of such fair market value. The exercise price of each non-incentive stock option also may not be less than 100% of the fair market value of our common stock at the time of grant.

      Options that we have granted under our 1990 plan may not be exercised prior to the first anniversary, or on or after the tenth anniversary of their grant. These options may not be transferred during the lifetime of the option holder.

      Under our 2000 plan, our Board of Directors may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. Our 2000 plan currently is administered by our full Board of Directors. Subject to the provisions of our option plans, the Board of Directors (or a committee of the board) has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Under our 2000 plan, options covering a maximum of 200,000 shares our common stock in the aggregate may be granted to any one holder during any one calendar year.

      At December 31, 2002, options to purchase an aggregate of 251,250 and 1,062,594 shares of our common stock were outstanding under the 1990 plan and 2000 plan, respectively.

      We have also granted from time to time non-plan options and warrants to certain officers, employees and consultants. Non-plan warrants to purchase an aggregate of 44,810 shares of our common stock were outstanding at December 31, 2002. These warrants were issued in connection with our private placement consummated in November 2000.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth certain information at December 31, 2002 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

                                                                                                 NUMBER OF SECURITIES
                                                                                                 REMAINING AVAILABLE FOR
                                                 NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER
                                                 BE ISSUED UPON EXERCISE   EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                                 OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,  (EXCLUDING SECURITIES
PLAN CATEGORY                                    WARRANTS AND RIGHTS       WARRANTS AND RIGHTS   REFLECTED IN THE FIRST COLUMN)
-------------                                    -------------------       -------------------   -----------------------------
Equity Compensation Plans Approved by                1,313,844                    $   5.26               937,406
Security Holders

Equity Compensation Plans Not Approved                  44,810(1)                 $   6.00                     0
by Security Holders

(1) In connection with a private placement which we consummated in November 2000, we issued a warrant to Mr. Theodore M. Serure to purchase 44,810 shares of our common stock as compensation for introducing to us investors who purchased shares of our common stock in the private placement. This warrant has an exercise price of $6.00 per share and expires November 21, 2005. The exercise price and the number of shares of common stock issuable upon exercise of the warrant are subject to adjustment in some circumstances including a stock dividend, recapitalization, reorganization, merger or consolidation. However, the warrant is not subject to adjustment for issuance of common stock at a price below the exercise price of the warrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of March 28, 2003 (except as otherwise noted in the footnotes), regarding the beneficial ownership of our common stock by: (1) each person or group known by us to own beneficially more than five percent of the outstanding shares of our common stock; (2) each of our directors; (iii) each of our executive officers named in the Summary Compensation Table above; and (4) all of our directors and executive officers as a group.

                                                             Amount and Nature                        Percent of Class
       Name and Address of Beneficial Owner(1)          of Beneficial Ownership(2)                 of Voting Securities(2)
       ------------------------------------             -----------------------                    --------------------
Joseph K. Pagano                                               1,492,450(3)                                 19.1%
Frederick A. Adler                                               743,573(4)                                  9.5%
Samuel A. Rozzi                                                  507,525                                     6.5%
Thomas Livelli                                                   159,380(5)                                  2.0%
Joel M. Pearlberg                                                 35,000                                       *
Gerald Greenwald                                                  20,000(6)                                    *
Frederick B. Rolff                                                21,000(7)                                    *
D.H. Blair Investment                                          1,134,859(8)                                 14.5%
    Banking Corp.

All directors and executive officers                           2,978,928(9)                                 38.1%
  as a groupseven persons)


*     Less than 1%

(1) The address of each beneficial owner is c/o Sentigen Holding Corp. is 580 Marshall Street, Phillipsburg, NJ 08865.


(2) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes all outstanding shares of common stock owned by the holder plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Except as otherwise indicated, all of the shares of common stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto. All option shares which are specifically excluded in the footnotes below have been excluded because the portion of the options covering such shares vests at a time that is more than 60 days from March 28, 2003.


(3) Includes (i) 25,000 shares of common stock held of record by the Joseph K. Pagano, Jr. Trust established for Mr. Pagano's son, and (ii) 317,000 shares of common stock issuable upon exercise of options. Excludes options to purchase up to 100,000 shares of common stock.


(4) Includes (i) 703,573 shares of common stock held by the Frederick R. Adler Intangible Asset Management Trust of which Mr. Adler is the settlor and beneficiary and (ii) 40,000 shares of common stock held by Mr. Adler directly. Does not include 1,124,859 shares of common stock over which Mr. Adler is trustee pursuant to a voting trust among us, D.H. Blair Investment Banking Corp. and Mr. Adler. The voting trust agreement provides that Mr. Adler will vote those shares in the same manner as the public, on a proportionate basis, excluding the votes of our officers, directors and greater than ten-percent stockholders. However, with respect to a vote or consent in connection with either a "Rule 13e-3 Transaction" (as defined in Rule 13e-3 promulgated under Securities Exchange Act of
      1934) or a transaction in which stockholders are afforded appraisal rights under Section 262 of the Delaware General Corporation Law, Mr. Adler will vote these shares as directed D. H. Blair, or by the actual holders of the shares.

(5) Includes 5,000 shares of common stock issuable upon exercise of options. Excludes options to purchase 20,000 shares of common stock.

(6) Represents 20,000 shares of common stock issuable upon the exercise of options.

(7) Includes 20,000 shares of common stock issuable upon exercise of options. Excludes options to purchase 30,000 shares of common stock.

(8) J. Morton Davis is the sole stockholder of D.H. Blair Investment Banking Corp. The amount reported includes 10,000 shares owned by Mr. Davis' wife of which Mr. Davis disclaims beneficial ownership. The information with respect to D.H. Blair Investment Banking Corp. and J. Morton Davis is based upon the Schedule 13G/A, dated May 23, 2001, filed by such persons with the Securities and Exchange Commission. All the shares beneficially owned by D.H. Blair Investment Banking Corp. have been placed in trust, pursuant to the trust agreement described in footnote 4. The voting trust agreement does not limit D. H. Blair's ability to make public sales of the shares in the open market pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to Rule 144 thereunder or to make private sales of the shares pursuant to Section 4(1) of the Securities Act of 1933, provided, however, that shares sold in private sales will continue to be subject to the voting trust agreement until certain conditions are met. In addition, D.H. Blair agreed that, during the term of the voting trust agreement, it will not acquire additional shares of our common stock or other securities convertible into our common stock.

(9) Includes 362,000 shares of common stock issuable upon the exercise of options. Excludes options to purchase 150,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Notes payable to Stockholders in connection with the Cell & Molecular Technologies, Inc. Merger

      At the time of our acquisition of CMT, there were loans outstanding from CMT to five of its shareholders and a related party, in the aggregate principal amount of $500,000, evidenced by promissory notes to each of the shareholders. Messrs. Pagano and Adler were among these shareholders and, at the time of the acquisition, held promissory notes in the principal amounts of $218,333 and $112,500, respectively. These notes had a stated interest rate of 5% and an original due date of July 14, 2002. As a result of the CMT acquisition, the above loans' maturity dates were accelerated to May 1, 2000. During 1999, the stockholders agreed to extend the above loans' maturity date to May 1, 2001. In July 2001, the stockholders agreed to further extend the maturity date of the loans until September 1, 2001, at which time we repaid principal and interest of $603,125 to retire these obligations, in the aggregate.

      Reimbursements to Mr. Pagano

      The Board of Directors authorized reimbursement to Mr. Pagano for the cost of using a private aircraft when used in company business and utilized for time saving or privacy reasons. Reimbursement for the use of the aircraft is limited to actual costs incurred by Mr. Pagano. The Board of Directors also determined that reimbursement for use of the aircraft is not to exceed $120,000 for the calendar year ending December 31, 2002. The cost limitation does not include travel on commercial airlines. For the fiscal year ended December 31, 2002 reimbursements to Mr. Pagano for the use of private aircraft totaled $109,545.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Exhibits.

           See Exhibit Index appearing later in this Report.

(b)   Report on Form 8-K.

           None.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Financial Statements

                                                December 31, 2002, 2001 and 2000


                                TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------------------------
                                                                                                    PAGE

Independent Auditors' Report for the years ended December 31, 2002 and 2001                         F-2

Independent Auditors' Report for the year ended December 31, 2000                                   F-3

Consolidated Financial Statements

          Balance Sheets

                      December 31, 2002 and 2001                                                    F-4

          Statements of Operations

                      For the Years ended December 31, 2002, 2001, 2000                             F-5

          Statements of Stockholders' Equity

                      For the Years ended December 31, 2002, 2001, 2000                             F-6

          Statements of Cash Flows

                      For the Years ended December 31, 2002, 2001, 2000                             F-7

Notes to Consolidated Financial Statements                                                          F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Sentigen Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sentigen Holding Corp. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
New York, New York
February 24, 2003

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


/s/ Raich Ende Malter & Co. LLP
RAICH ENDE MALTER & CO. LLP
East Meadow, New York
February 16, 2001

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                                                   December 31,
                                                                                                   ------------
                                                                                              2002              2001
                                                                                              -----             ----
Assets
        Current Assets
               Cash and cash equivalents                                                  $  4,819,967    $  4,889,272
               Investment securities, held to maturity, at amortized cost                           --       4,898,490
               Investment securities, available for sale, at fair value                      5,307,419
               Accounts receivable - net of allowance for doubtful accounts
                     of $45,000 for 2002 and 2001                                              509,298         771,867
               Unbilled services                                                                15,400          49,245
               Inventory                                                                       212,104         197,184
               Accrued interest receivable                                                      18,645          47,135
               Prepaid expenses                                                                175,716          75,254
                                                                                          ------------    ------------
                                                                                            11,058,549      10,928,447
                                                                                          ------------    ------------
        Property, plant and equipment                                                        3,535,355       2,903,450
        Equipment under capital lease                                                           95,945              --
        Less:  Accumulated depreciation                                                      1,938,272       1,387,154
                                                                                          ------------    ------------
                                                                                             1,693,028       1,516,296
                                                                                          ------------    ------------
        Other Assets
               Security deposits                                                                17,961          11,917
               Deferred financing costs - net of accumulated amortization
                     of $4,116 for 2002 and $2,648 for 2001                                      9,544          11,012
               License costs - net of accumulated amortization
                     of $71,272 for 2002 and $45,353 for 2001                                  369,353         395,272
                                                                                          ------------    ------------
                                                                                               396,858         418,201
                                                                                          ------------    ------------
Total Assets                                                                              $ 13,148,435    $ 12,862,944
                                                                                          ============    ============

Liabilities and Stockholders' Equity
        Current Liabilities
               Current maturities of long-term debt                                            235,234         175,702
               Liability under capital lease - current portion                                  30,574              --
               Accounts payable and accrued expenses                                           511,620         620,387
               Customer deposits                                                               410,507         196,613
               Unearned revenue                                                                 58,850           5,750
                                                                                          ------------    ------------
                                                                                             1,246,785         998,452

        Liability under capital lease - long-term                                               57,486              --
        Long-term debt - net of current maturities                                             973,675         914,110
                                                                                          ------------    ------------

        Total liabilities                                                                    2,277,946       1,912,562
                                                                                          ------------    ------------

        Stockholders' Equity
               Preferred Stock - $.01 par value, 5,000,000 shares
                     authorized - none issued or outstanding                                        --              --
               Common Stock - $.01 par value, 20,000,000 shares
                     authorized, 7,451,044 and 7,147,324 shares
                     issued and outstanding in 2002 and 2001, respectively                      74,511          71,474
               Additional paid-in capital                                                   12,237,896      11,812,612
               Accumulated other comprehensive income                                           13,817              --
               Accumulated deficit                                                          (1,455,735)       (933,704)
                                                                                          ------------    ------------
        Total stockholders' equity                                                          10,870,489      10,950,382
                                                                                          ------------    ------------
Total Liabilities and Stockholders' Equity                                                $ 13,148,435    $ 12,862,944
                                                                                          ============    ============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                                    For the Years Ended December 31,
                                                                    --------------------------------
                                                                  2002           2001          2000
                                                              -----------    -----------    -----------
Revenues
         Molecular cell science                               $ 4,455,239    $ 3,905,549    $ 3,025,071
         Specialty media                                        2,662,204      2,174,649      1,704,432
         Grant, National Institute of Health                      100,003             --             --
                                                              -----------    -----------    -----------
                                                                7,217,446      6,080,198     4,729,503
                                                              -----------    -----------    -----------
Direct Costs
         Molecular cell science                                 1,385,630      1,443,147      1,149,226
         Specialty media                                        1,102,466        832,909        741,423
         Grant, National Institute of Health                       75,000             --             --
                                                              -----------    -----------    -----------
                                                                2,563,096      2,276,056     1,890,649
                                                              -----------    -----------    -----------
Income After Direct Costs
         Molecular cell science                                 3,069,609      2,462,402      1,875,845
         Specialty media                                        1,559,738      1,341,740        963,009
         Grant, National Institute of Health                       25,003             --             --
                                                              -----------    -----------    -----------
                                                                4,654,350      3,804,142     2,838,854
                                                              -----------    -----------    -----------
Operating Expenses
         Selling, general and administrative                    2,462,541      2,027,716      1,420,588
         Research and development                                 902,696      1,022,490        467,567
         Grant, National Institute of Health                       25,003             --             --
         Corporate overhead                                     1,085,304      1,219,476        698,601
         Stock based compensation                                 222,437         73,146        213,729
         Depreciation and amortization                            578,505        484,126        282,753
                                                              -----------    -----------    -----------
                                                                5,276,486      4,826,954     3,083,238
                                                              -----------    -----------    -----------

Loss From Operations                                             (622,136)    (1,022,812)      (244,384)

Interest income                                                   340,721        611,737        310,138
Interest expense                                                  104,765        103,392        118,147
                                                              -----------    -----------    -----------
Interest income, net of interest expense                          235,956        508,345        191,991
                                                              -----------    -----------    -----------

Loss before Provision for Income Taxes                           (386,180)      (514,467)       (52,393)

Provision for Income Taxes                                        135,851        133,122         74,322
                                                              -----------    -----------    -----------

Net Loss                                                         (522,031)      (647,589)      (126,715)
                                                              -----------    -----------    -----------
Other comprehensive income (loss)
         Unrealized gain on investments                            13,817             --             --
                                                              -----------    -----------    -----------

Comprehensive loss                                            $  (508,214)   $  (647,589)   $  (126,715)
                                                              ===========    ===========    ===========

Net Loss  per share
         Basic and diluted                                    $     (0.07)   $     (0.09)  $     (0.02)
                                                              ===========    ===========    ===========
Weighted average shares outstanding
         Basic and diluted                                      7,390,300      7,101,832      6,297,463
                                                              ===========    ===========    ===========

                See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

                                                                                        Accumulated
                                                    Common Stock          Additional       other
                                                    ------------            Paid-in    comprehensive   Accumulated
                                                Shares        Amount        Capital       income          Deficit         Total
                                                ------        ------        -------       ------          -------         -----
Balance - January 1, 2000                      6,078,700    $  60,787    $  5,832,704     $    --      $  (159,400)   $ 5,734,091

       Stock options exercised                     2,980           30           2,950          --               --          2,980
       Shares issued in connection
              with license agreement              75,000          750         374,250          --               --        375,000
       Shares issued in the private
              placement                          863,834        8,638       5,144,076          --               --      5,152,714
       Compensation for stock options
              issued to the Scientific
              Advisory Board                          --           --         213,729          --               --        213,729
       Net loss                                       --           --              --          --         (126,715)      (126,715)
                                               ---------    ---------    ------------     -------      -----------    -----------
Balance - December 31, 2000                    7,020,514    $  70,205    $ 11,567,709     $    --      $  (286,115)   $11,351,799

       Stock options exercised                   126,810        1,269         106,132          --               --        107,401
       Compensation for stock options
              issued to the Scientific
              Advisory Board                          --           --          73,146          --               --         73,146
       Adjustment to value of license
              agreement                               --           --          65,625          --               --         65,625
       Net loss                                       --           --              --          --         (647,589)      (647,589)
                                               ---------    ---------    ------------     -------      -----------    -----------
Balance - December 31, 2001                    7,147,324    $  71,474    $ 11,812,612     $    --      $  (933,704)   $10,950,382

       Stock options exercised                   303,720        3,037         202,847          --               --        205,884
       Compensation for stock options
              issued to the Scientific
              Advisory Board                          --           --         222,437          --               --        222,437
       Unrealized gain on investments                 --           --              --      13,817               --         13,817
       Net loss                                       --           --              --          --         (522,031)      (522,031)
                                               ---------    ---------    ------------     -------      -----------    -----------
Balance - December 31, 2002                    7,451,044    $  74,511    $ 12,237,896     $13,817      $(1,455,735)   $10,870,489
                                               =========    =========    ============     =======      ===========    ===========

                See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                 For the Years Ended
                                                                     December 31,
                                                                     ------------
                                                         2002            2001            2000
                                                         ----            ----            ----
Cash Flows from Operating Activities
     Net Loss                                        $   (522,031)   $   (647,589)   $   (126,715)
     Adjustments to reconcile net loss
        to cash provided by (used in) operating
        activities:
           Depreciation and amortization                  578,505         484,126         282,753
           Accrued interest on stockholder loans               --          22,676          48,461
           Stock based compensation                       222,437          73,146         213,729
     (Increase) decrease in:
           Accrued interest receivable                     28,490          37,324         (44,875)
           Accounts receivable, net of allowance          262,569        (137,029)        (62,763)
           Unbilled services                               33,845         110,368         (49,804)
           Inventory                                      (14,920)        (23,930)        (21,438)
           Prepaid expenses                              (100,462)        (40,319)        (19,967)
           Security deposits                               (6,044)        (10,917)             --
     Increase (decrease) in:
           Accounts payable and accrued expenses         (108,767)        227,815          77,139
           Customer deposits                              213,894         (42,729)         95,500
           Unearned revenue                                53,100         (78,009)         29,299
                                                     ------------    ------------    ------------
Cash provided by (used in) operating activities           640,616         (25,067)        421,319
                                                     ------------    ------------    ------------

Cash Flows from Investing Activities
     Acquisitions of property, plant and equipment       (631,905)       (705,108)       (439,052)
     Purchase of investment securities                 (5,300,112)        (21,121)    (10,102,488)
     Maturities of investment securities                4,905,000       5,540,000       5,000,000
                                                     ------------    ------------    ------------
Cash (used in) provided by investing activities        (1,027,017)      4,813,771      (5,541,540)
                                                     ------------    ------------    ------------

Cash Flows from Financing Activities
     Retirement of stockholder loans                           --        (603,125)             --
     Payment of deferred financing costs                       --          (3,079)         (3,000)
     Proceeds from issuance of long term debt             315,663         464,337         240,000
     Principal payments on long term debt                (196,566)       (146,513)       (116,880)
     Payments on capital lease obligation                  (7,885)             --              --
     Cash received from stock options exercised           205,884         107,401           2,980
     Net proceeds received from private placement              --              --       5,152,714
                                                     ------------    ------------    ------------
Cash provided by (used in) financing activities           317,096        (180,979)      5,275,814
                                                     ------------    ------------    ------------

(Decrease) increase in cash and cash equivalents          (69,305)      4,607,725         155,593
Cash and cash equivalents - beginning of period         4,889,272         281,547         125,954
                                                     ------------    ------------    ------------
Cash and cash equivalents - end of period            $  4,819,967    $  4,889,272    $    281,547
                                                     ============    ============    ============

                See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

                                                             For the Years Ended
                                                                 December 31,
                                                                 ------------
                                                       2002          2001         2000
                                                       ----          ----         ----
Supplemental Disclosures of Cash Flow Information

     Cash paid during the year:
           Interest                                 $  101,307    $   80,716   $   69,686
           Income taxes                             $  174,987    $   96,125   $   67,185

     Non-cash investing and financing activities:
        Investing activities:
          Equipment acquired under capital lease    $  (95,945)   $       --   $       --

        Financing activities:
          Debt incurred under capital lease         $   95,945    $       --   $       --

                See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements      December 31, 2002, 2001 and 2000

1. ORGANIZATION OF THE COMPANY AND NATURE OF ITS OPERATIONS

     We are a holding company conducting business through two wholly owned operating subsidiaries, Cell & Molecular Technologies, Inc. (CMT) and Sentigen Corp. CMT is comprised of a service organization that provides contract research and development (R&D) services, and a products organization that provides cell culture media, reagents and other research products to companies engaged in the drug discovery process. Sentigen Corp. is engaged in scientific research to develop assays for the screening of G Protein-Coupled Receptors, or GPCRs. The assays have applications in drug discovery, micro-array based detection technologies and environmentally sound pest management solutions for agricultural and human health vectors.

     CMT operates through two divisions -- Molecular Cell Science (MCS) and Specialty Media (SM). MCS provides contract R&D services and High Throughput Screening applications and services to companies engaged in the drug discovery process. SM develops, manufactures, markets and sells specialty cell culture media, reagents and other research products.

     The operations of Sentigen Corp. are reflected as research and development expenses in our consolidated statements of operations. Sentigen Corp's operations, since its inception in February 2000, consist entirely of research and development.

     The expenses of Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for our chairman of the board, chief financial officer, and administrative assistant,
(2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and (5) business travel expenses.

     We were incorporated under the laws of the State of Delaware in May 1990 and, after having engaged in the acquisition and operation of different business entities subsequent to our initial public offering in August 1990, we commenced our current business operations when we acquired CMT in May 1998. CMT was incorporated in May 1997 to acquire all of the outstanding stock of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Sentigen Corp. was formed on February 16, 2000. We changed our name to Sentigen Holding Corp. on June 23, 2000. On January 9, 2002, our common stock began trading on The Nasdaq SmallCap Market under the symbol SGHL.

2. Summary of Significant Accounting Policies

     a. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Sentigen Holding Corp. and its wholly owned subsidiaries, after elimination of all intercompany accounts and transactions.

     b. CASH AND CASH EQUIVALENTS - Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

     c. INVESTMENT SECURITIES - Investment securities consist of U.S. Treasury Notes. All investment securities purchased in 2002 are defined as available for sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, as such, have been reported at fair value. Quoted market prices are used to determine fair value. Investment securities purchased before 2002 are defined as held-to-maturity under the provisions of SFAS No. 115 and, as such, have been reported at amortized cost.

     d. INVENTORY - Inventory, consisting of cell culture media, reagents and related packaging and raw materials for the SM division, is stated at the lower of cost or market. We use the FIFO (first-in, first-out) method for inventory accounting.

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

     f. LICENSE AND DEFERRED COSTS - License costs are amortized over 17 years on a straight line basis and result from our exclusive licensing agreement with the Trustees of Columbia University (See Note 6). Deferred financing costs were incurred in connection with our various loan facilities (See Note 9). Deferred financing costs are amortized on a straight-line basis over the duration of the related loan.

     g. IMPAIRMENT - We review intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe none of our intangible and long-lived assets are impaired as of December 31, 2002.

     h. REVENUE RECOGNITION - We record revenue from fixed-price contracts extending over more than one accounting period on a percentage-of-completion basis. Percentage-of-completion is determined based on the proportion of completed costs to total anticipated costs on each contract. If we determine that a loss will result from the performance of a contract, the entire amount of estimated loss is charged against income in the period in which the determination is made. In general, prerequisites for billings are established by contractual provisions including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services arise when services have been rendered but clients have not been billed. Similarly, unearned revenue represents amounts billed in excess of revenue recognized. Revenues from product sales are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer.

     i. RESEARCH AND DEVELOPMENT COSTS - We expense research and development costs as such costs are incurred. The operations of Sentigen Corp. are reflected as research and development expenses in our consolidated statements of operations. Sentigen Corp's operations, since its inception in February 2000, consist entirely of research and development. Total expenditures on research and development for 2002, 2001 and 2000, including research costs reimbursed under grants received from the National Institute of Health (See Note 7), were $1,020,036, $1,247,072 and $690,026, respectively.

     j. CORPORATE OVERHEAD COSTS - We expense corporate overhead costs as such costs are incurred. The operations of the holding company are reflected as corporate overhead expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for our chairman of the board, chief financial officer, and administrative assistant, (2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and (5) business travel expenses.

     k. RESEARCH GRANTS - CMT was engaged in research and development activities under grant from the National Institute of Health (NIH). The research expenses incurred under the grants were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it was a reimbursement of amounts passed through to sub-recipients (See Note 7). In 2002, Sentigen Corp. was awarded a NIH Federal Phase I Grant. The grant covers the direct costs of a specific project within Sentigen Corp.'s overall research program as well as an allocation for the facilities and administrative costs of Sentigen Corp. related to the project. The project funded under this grant was completed by Sentigen Corp. and not a sub-recipient (See Note 7); therefore; the receipt of funds and the project costs were recorded in our consolidated statements of operations.

     l. INCOME TAXES - We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carryforwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

     m. ADVERTISING, MARKETING AND SALES COSTS - We expense all costs relating to advertising, marketing and sales as such costs are incurred. Advertising, marketing and sales costs during 2002, 2001 and 2000 were $336,283, $213,942 and $111,001, respectively.

     n. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     o. EARNINGS PER SHARE - The accompanying financial statements include earnings per share calculated as required by SFAS No. 128 "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the years ended December 31, 2002, 2001 and 2000 because of SFAS No. 128 which prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported.

     p. STOCK-BASED COMPENSATION - SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by us where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations.

     q. SEGMENTS - The accompanying financial statements include segment disclosure as required by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which expands and modifies disclosures but has no impact on our consolidated financial position or results of operations or cash flows. Our reportable operating segments are: MCS, SM and Sentigen Corp.

     r. RECLASSIFICATION - Certain amounts from the prior years have been reclassified to conform to the current year's presentation. These reclassifications have no effect on our previously reported net losses.

     s. NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for intangible assets and goodwill acquired in a business combination. The adoption of SFAS No. 141 did not have a material effect on our financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually or in the event of an impairment indicator. SFAS No. 142 was effective January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on our financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material effect on our financial position or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of their entity in a disposal transaction. SFAS No. 144 was effective January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS No. 145 is effective January 1, 2003. Among other things, SFAS No. 145 requires that gains or losses on the extinguishment of debt will generally be required to be reported as a component of income from continuing operations and will no longer be classified as an extraordinary item. The Company does not expect the provisions of SFAS No. 145 to have a material impact on its financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company will be required to adopt this SFAS on such activities beginning January 1, 2003.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the year ended December 31, 2002 and the appropriate disclosures have been included herein.

          The following table reconciles net loss and diluted earnings per share
          (EPS), as reported, to pro-forma net loss and diluted EPS, as if the Company had expensed the grant date fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                                      2002         2001         2000
                                                      ----         ----         ----
               Net Income (Loss):
                 As reported                       $(522,031)   $(647,589)   $(126,715)
               Pro-forma expense as if
                    stock options were charged
                    against net loss                (192,051)    (236,780)    (206,326)
                                                   ---------    ---------    ---------

               Pro-forma net loss using the fair
                    value method                   $(714,082)   $(884,369)   $(333,041)
                                                   =========    =========    =========

               Diluted EPS:
                    As reported                    $   (0.07)   $   (0.09)   $   (0.02)
                    Pro-forma using the fair
                    value method                   $   (0.10)   $   (0.12)   $   (0.05)

          In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires enhanced and additional disclosures of guarantees in financial statements ending after December 15, 2002. In the normal course of business, the Company does not issue guarantees to third-parties; accordingly, this interpretation does not effect the disclosures included herein.

          In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of this interpretation.

3. INVENTORY

     Inventory of the SM segment consists of the following:

                                             December 31,
                                             ------------
                                          2002         2001
                                          ----         ----
                 Finished Goods        $  123,464   $  108,373
                 Packaging Materials       30,093       28,510
                 Raw Materials             58,547       60,301
                                       ----------   ----------

                 Total Inventory       $  212,104   $  197,184
                                       ==========   ==========

4. INVESTMENT SECURITIES

     At December 31, 2002 and 2001, our investment securities consisted entirely of U.S. Treasury Notes. U.S. Treasury Notes purchased prior to 2002 were classified as held-to-maturity, and were reflected in our balance sheet at amortized cost. The U.S. Treasury Note purchased in 2002 was classified as available for sale, and is reflected on our balance sheet at fair value. Fair values are determined by quoted market prices.

                                                         Amortized Cost   Fair Value   Unrealized Gain
                                                         --------------   ----------   ---------------
December 31, 2002
          Investment Securities - current
                  U.S. Treasury Note - face value of
                  $5,250,000 - interest at 2.125% - due
                  October 31, 2004                        $  5,293,602   $  5,307,419   $     13,817
                                                          ------------   ------------   ------------

          Total Investment Securities                     $  5,293,602   $  5,307,419   $     13,817
                                                          ============   ============   ============

December 31, 2001
          Investment Securities - current
                  U.S. Treasury Note - face value of
                  $4,905,000 - interest at 5.750% - due
                  October 31, 2002                        $  4,898,490   $  5,058,281   $    159,791
                                                          ------------   ------------   ------------

          Total Investment Securities                     $  4,898,490   $  5,058,281   $    159,791
                                                          ============   ============   ============

     On January 22, 2003 we sold the 2.125%, $5,250,000 face value U.S. Treasury Note due October 31, 2004. We received gross proceeds of $5,319,871 of which $25,574 represented accrued interest. We recognized a gain of approximately $2,700 on the sale. The proceeds are currently invested in 90-day U.S. Treasury Bills.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                      December 31,
                                                      ------------
                                                   2002         2001
                                                   ----         ----
          Land                                  $   90,000   $   90,000
          Building and Improvements                702,839      499,250
          Machinery and Equipment                2,500,040    2,187,050
          Equipment under capital lease             95,945           --
          Furniture and Fixtures                   242,476      127,150
                                                ----------   ----------

          Total Property, Plant and Equipment    3,631,300    2,903,450

          Less: Accumulated Depreciation         1,938,272    1,387,154
                                                ----------   ----------

          Property, Plant and Equipment - net   $1,693,028   $1,516,296
                                                ==========   ==========

     Depreciation expense charged to operations was $551,118, $448,448 and $271,047 for the years ended December 31, 2002, 2001 and 2000 respectively.

6. EXCLUSIVE LICENSE AGREEMENT

     On April 10, 2000, Sentigen Corp. entered into a license agreement with The Trustees of the Columbia University in New York for an exclusive worldwide right to Columbia's patent applications and other proprietary rights in the areas of insect chemosensation and olfaction. Our licensing agreement with The Trustees of the Columbia University in New York required us to contribute a minimum of $1,000,000 into Sentigen Corp. within one year of the date of the agreement (by April 2001) or we must have been involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of our private placement in November 2000 in which we sold 863,834 shares of our common stock at $6.00 per share for aggregate gross proceeds of $5,183,004.

     Another provision of the agreement calls for a minimum of $50,000 per six month period or $100,000 per annual period to be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must be involved in active negotiation to raise $1,000,000 in additional funding. We satisfied this provision through April 2002 and 2003 (the second and third fiscal years of the license agreement). We believe that we have enough capital resources to meet the financial requirements of this provision for the agreement years 2004 and beyond.

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

     There can be no assurance that the technology involved in the research and development activities related to the licensing agreement with The Trustees of Columbia University will prove to be productive. In the event we decide to terminate such activities, there will be associated costs to us, such as payment to employees and expenses related to the closing of our facility at 3960 Broadway, New York, New York. No provisions have been made for such possible further expense.

7. RESEARCH GRANTS

     Cell & Molecular Technologies, Inc. The SM division, in collaboration with Harvard University, is the recipient of an NIH Federal Phase II Grant in the amount of $757,532. The research performed under this grant originally covered the period from July 1998 through August 2001, but was extended through March 2002. The MCS division, in collaboration with The University of Alabama, is the recipient of an NIH Federal Phase I Grant in the amount of $100,270. The work performed under this grant covered the period from June 1999 to May 2000.

     For the years ended December 31, 2002, 2001 and 2000 research expenses incurred were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it is a reimbursement of amounts passed through to sub recipients. The amounts received and expended are as follows:

                                                                        December 31,
                                                                        ------------
                                                               2002         2001         2000
                                                               ----         ----         ----
          SM NIH funding received                            $  17,337    $ 224,582    $ 177,846
          MCS NIH funding received                                  --           --       44,613
                                                             ---------    ---------    ---------
          Total NIH funding received                            17,337      224,582      222,459
          NIH research expenses incurred by sub recipients     (17,337)    (224,582)    (222,459)
                                                             ---------    ---------    ---------
          Net effect on the Company's
               Statements of Operations for the
                    years then ended                         $      --    $      --    $      --
                                                             =========    =========    =========

     Sentigen Corp. Sentigen Corp. is the recipient of an NIH Federal Phase I Grant in the amount of $100,003. The term of the grant is from September 1, 2002 through February 28, 2003. The grant covers the direct costs of a specific project within Sentigen Corp.'s overall research program as well as an allocation for facilities and administrative costs of Sentigen Corp. related to the project. As of December 31, 2002, Sentigen Corp., completed the research project covered under the grant and all funds had been received from the NIH. The activity on this grant is reflected in our consolidated statements of operations as "Grant, National Institute of Health." The direct costs of the project as stipulated in the grant award were $75,000 while the facilities and administrative costs as stipulated in the grant award were $25,003. Had the grant not been awarded these costs would have been reflected as research and development costs in the consolidated statements of operations.

8. RETIREMENT PLAN

     During 1999, we adopted a 401(k) retirement plan for all eligible employees who meet certain eligibility criteria such as age, term of employment, etc. Eligible employees may elect to contribute to the plan a portion of their gross salary (subject to federal tax law). We do not make matching contributions to the plan.

9. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                                Unpaid Principal at
                                                                                                    December 31,
                           Face         Interest
Company    Maturity        Value          Rate             Description and Covenants             2002           2001
-------    --------        -----          ----             -------------------------             ----           ----
                                                       Mortgage Note. Secured by our
           February                       9.50%        building at 580 Marshall St.           $  251,732     $  259,629
CMT          2017        $287,600       (variable)     Phillipsburg, New Jersey. The
                                                       interest rate resets every 3 years
                                                       and reset in February 2003 to a
                                                       rate of 5.00%.

                                                       Equipment Loan. Guaranteed by two
             June                        10.00%        stockholders and a stockholders'
CMT          2002        $100,000        (fixed)       personal residence.                            --         12,539

                                                       Equipment Loan. Guaranteed by
            August                        8.75%        Sentigen Holding Corp. Guarantor
CMT          2004        $350,000        (fixed)       required to maintain unencumbered         124,931        197,020
                                                       liquid assets of two-times the
                                                       outstanding loan balance.

                                                       Equipment Loan. Guaranteed by
             May                          7.40%        Sentigen Holding Corp. CMT is
CMT          2009        $720,000        (fixed)       required to maintain cash-flow            673,548        404,337
                                                       equal to 1.25 to 1.00 times annual
                                                       debt service as well as maintain a
                                                       debt to equity ratio of 3 to 1.

                                                       Equipment Loan. Guaranteed by
Sentigen     May                          8.75%        Sentigen Holding Corp. Guarantor
Corp.        2005        $300,000        (fixed)       required to maintain unencumbered         158,698        216,287
                                                       liquid assets of two-times the         ----------     ----------
                                                       outstanding loan balance.
                                                                                              $1,208,909     $1,089,812

                         Less:  Current Maturities                                              (235,234)      (175,702)
                                                                                              ----------     ----------

                         Long-Term Debt - Net                                                 $  973,675     $  914,110
                                                                                              ==========     ==========

     Principal maturities of long-term debt over the next five years are as follows:

               December 31,        2003                       $   235,234
                                   2004                           217,267
                                   2005                           136,349
                                   2006                           118,209
                                   2007                           127,538
               Thereafter                                         374,312
                                                              -----------
                                                              $ 1,208,909

     On February 5, 2003, CMT renegotiated the interest rate on its equipment loan, maturing August 2004 from a fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate of interest plus 1.00% with a minimum interest rate of 5.50%.

     On February 5, 2003, Sentigen Corp. renegotiated the interest rate on its equipment loan, maturing May 2005 from a fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate of interest plus 1.00% with a minimum interest rate of 5.50%.

     The company was in compliance with all debt covenants as of December 31, 2002 and 2001.

10. STOCKHOLDER LOANS

     Five stockholders and one of their related parties advanced $500,000, in aggregate, to CMT during 1997. The promissory notes provided for 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As the promissory notes provided for a below market rate of interest, additional interest was imputed on the notes to approximate our current available financing rate of 10%.

     During 1999, the stockholders agreed to accelerate the above loans' maturity date to May 1, 2001. The imputed interest was adjusted as a result of the maturity date acceleration thereby increasing the discount by $18,694. This amount was added to additional paid-in capital as an adjustment to the original $120,199 (as adjusted by $58,909 in 1998) credited to additional paid-in capital in 1997, which related to the purchase of stock.

     In July 2001, the stockholders agreed to extend the maturity date of the loans until September 1, 2001 under the existing terms of the loans. On September 1, 2001 CMT repaid principal and interest of $603,125 to retire these obligations.

11. COMMITMENTS

     Employment Agreement with Thomas J. Livelli. In connection with our acquisition of CMT, we assumed an employment agreement with Thomas Livelli pursuant to which Mr. Livelli served as President and Chief Executive Officer of CMT through May 22, 2001. As of May 23, 2001, we entered into a new employment agreement with Mr. Livelli to serve in the same capacity until the earlier of May 22, 2006 or the two-year anniversary of a "change in control" (as such term is defined in the employment agreement). The employment agreement provides for an annual base compensation of $150,000, with automatic cost of living adjustments on each one-year anniversary of the agreement. Mr. Livelli is also entitled to participate in CMT's bonus plan, which is based on CMT's net profits and allocated each year by the Board of Directors. Mr. Livelli's agreement provides that his bonus shall be at least $20,000 for each full fiscal year of employment. If such minimum bonus payment exceeds Mr. Livelli's allocated bonus under the plan, the excess shall be credited against any future allocated bonuses in excess of $20,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of two years thereafter. Pursuant to the employment agreement, we granted Mr. Livelli an option to purchase 25,000 shares of our common stock at $9.00 per share. This option expires on May 22, 2011 and vests in five equal annual installments commencing on January 1, 2002. On August 1, 2002 we amended Mr. Livelli's employment agreement, the amended agreement to provide for an annual base salary of $165,000.

     Employment Agreement with Joseph K. Pagano. On May 24, 1999, we entered into an employment agreement with Joseph K. Pagano to serve as our Chairman of the Board, Chief Executive Officer and President, replacing the consulting agreement that we had with Mr. Pagano. The agreement was for an initial term of one year and automatically renews thereafter unless notice is given by one of the parties. The employment agreement provides for annual base compensation of $85,000. In connection with the employment agreement, the termination date of an option to purchase 217,000 shares of our common stock previously granted to Mr. Pagano was extended an additional three years to April 30, 2004. In March 2001 we increased Mr. Pagano's annual base compensation to $175,000.

     In connection with the 1999 employment agreement, the termination date of a stock option previously granted to Mr. Pagano under our 1990 Stock Option Plan for the purchase of 217,000 shares of our common stock was extended an additional three years to May 24, 2004. In accordance with FIN No. 44, the additional compensation recognized as of the modification date, if we had accounted for its stock option plans under the fair value method, would have been $45,570, which was estimated using the Black-Scholes pricing model, with the following weighted average assumptions:

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

     On September 15, 2000, we granted Mr. Pagano an option to purchase an aggregate of 200,000 shares of our common stock at $9.00 per sharewhich expires as to 66,000 shares on September 15, 2005 and 134,000 shares on September 15, 2010. The option vests in four equal annual installments commencing on September 15, 2001.

     Life Insurance for Joseph K. Pagano. In December 2002, we purchased two term insurance policies on the life of Joseph K. Pagano, the Chairman of the Board, Chief Executive Officer and President of our company. Sentigen Holding Corp. is the beneficiary under one of the policies in the amount of $5 million. Mr. Pagano's son is the beneficiary under the other policy in the amount of $5 million. We are required to make annual premium payments of $23,750 until December 24, 2012, at which time scheduled annual premium increases begin. The policy is cancelable, non-participating and does not pay dividends.

     Life Insurance for Richard Axel. In December 2002, we purchased a term insurance policy on the life of Richard Axel, a scientific consultant to us. Sentigen Holding Corp. is the beneficiary under the policy in the amount of $10 million. We are required to make annual premium payments of $30,785 until December 9, 2012, at which time scheduled annual premium increases begin. The policy is cancelable, non-participating and does not pay dividends.

12. LEASE COMMITMENTS

     Operating Leases. Lease commitments classified as operating-type leases consist primarily of facilities, office equipment and certain laboratory equipment. Rental expenses are as follows:

                                                                        Rental Expense
Company                Purpose and Terms                             for the years ended
-------                -----------------                             -------------------
            Properties:                                       2002           2001           2000
            -----------                                       ----           ----           ----
CMT         In November 2001, CMT signed a 44-month
            lease for approximately 11,000 square
            feet of laboratory and office/warehouse
            space at 445 Marshall Street,
            Phillipsburg, New Jersey. The MCS
            division occupies this facility.                $144,793             --             --

Sentigen    In May 2000, Sentigen Corp. leased
Corp.       laboratory space at 3960 Broadway, New
            York, New York, 10032. The lease expired
            in April 2002, and we are currently
            operating on a month-to-month basis. In
            June 2001, we leased additional
            administrative space at this same
            location, this lease terminated on June
            30, 2002.                                         82,440         84,173         44,074

Sentigen    We lease approximately 980 square feet
Holding     of administrative office space for use
Corp.       by the Board of Directors and Executive
            Officers of our Company at 434 East
            Cooper Street, Aspen, Colorado. The
            lease expires April 30, 2003; however,
            we intend to renew this lease, should
            the lease terms be acceptable to us.              38,654         36,492         32,929

CMT         In March 2001, CMT signed a 3-year lease
            for approximately 3,000 square feet of
            laboratory space at 418 Industrial
            Drive, North Wales, Pennsylvania. This
            space is accommodates the high
            throughput screening applications and
            assay development services group.                 18,000         13,500             --

CMT         CMT leased approximately 750 square feet
            of administrative office space at 445
            Marshall Street, Phillipsburg, New
            Jersey. We leased this property on a
            month-to-month basis, and the lease
            terminated on December 31, 2001.                      --         12,000         12,000

            Equipment:

CMT         CMT leases certain laboratory and office
            equipment under operating leases.                 17,294          2,252          8,039

Sentigen    Sentigen Corp. leases office equipment
Corp.       under operating leases.                            4,195          1,162             --
                                                            --------       --------       --------
                               Total Rental Expense         $305,376       $149,579       $ 97,042
                                                            ========       ========       ========

     Capital Leases. In October 2002 CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease CMT recorded the equipment on its balance sheet and an offsetting capital lease liability in the amount of $95,945, the fair value of the equipment (the dealer-quoted invoice price of the equipment was used to determine fair value). The equipment will be depreciated straight-line through the conclusion of the lease in September 2005. Through December 31, 2002 rental payments of $9,017 were made under this lease agreement. Of those payments, $7,885 was applied to the capital lease liability while $1,132 was charged to interest expense. As of December 31, 2002 the total lease obligation amounted to $88,060 and the net book value of the equipment is $87,950 (net of accumulated depreciation of $7,995).

     The estimated future minimum rental payments under capital and operating-type leases over the next three years are as follows:

                                                       Capital       Operating
                                                       -------       ---------
          For the year ending December 31, 2003       $ 36,067       $228,315
                                           2004         36,067        204,347
                                           2005         27,050        147,764
                                                      --------       --------
          Minimum rental payments                     $ 99,184       $580,426
                                                                     ========
          Less interest-portion of rental payments     (11,124)
                                                      --------
          Capital lease obligation                    $ 88,060
                                                        ========

13. INCOME TAXES

     Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss and tax credit carryforwards. The significant components of net deferred tax assets are as follows:

                                                               December 31,
                                                               ------------
                                                            2002         2001
                                                            ----         ----
          Net operating loss carryforwards               $1,295,000   $  694,000
          Research and Development credit carryforward      102,000       67,000
          AMT Credit carryforward                             6,000        6,000
          Depreciation and other temporary differences       11,000       (8,000)
                                                         ----------   ----------
          Total deferred tax assets                       1,414,000      759,000
          Less:  Valuation allowance                      1,414,000      759,000
                                                         ----------   ----------
          Net deferred tax assets                        $       --   $       --
                                                         ==========   ==========

     We believe that it is more likely than not that the deferred tax assets will not be realized by us and have therefore provided a valuation allowance in our balance sheet equal to the entire amount of our deferred tax assets for the entire balance.

     The provision for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows:

                                                                    December 31,
                                                                    ------------
                                                           2002         2001         2000
                                                           ----         ----         ----
     At Statutory Rates                                 $(132,000)   $(308,000)   $ (45,000)

               Loss for which no benefit was recorded     132,000      308,000       45,000
               State income taxes                         135,851      133,122       74,322
                                                        ---------    ---------    ---------

     Provision for income taxes                         $ 135,851    $ 133,122    $  74,322
                                                        =========    =========    =========

     At December 31, 2002 we have federal and state net operating loss carryforwards of $2,392,644 and $5,346,359, respectively, available to offset future federal and state taxable income. These carryforwards will expire between December 31, 2009 and December 31, 2022. Additionally, we have research and development credit and Alternative Minimum Tax credit carryforwards of $102,000 and $6,000 respectively. The research and development credit carryforwards will expire between December 31, 2012 and December 31, 2022 and the Alternative Minimum Tax credit carryforwards may be carried forward indefinitely. These credit carryforwards will be available to offset future federal income tax liabilities.

14. PERCENTAGE-OF-COMPLETION

     The following is a summary of our assets and liabilities related to long-term contracts which we recognize on the percentage-of-completion basis:

                                                                       December 31,
                                                                       ------------
                                                                   2002           2001
                                                                   ----           ----
          Contract Receivables
                    Billed - contracts in progress             $   389,997    $   456,714
                    Unbilled services (work-in-progress)            15,400         49,245
                                                               -----------    -----------
                                                                   405,397        505,959
                    Less: Allowance for doubtful collections
                          on contract receivables                   40,000         40,000
                                                               -----------    -----------
                                                               $   365,397    $   465,959
                                                               ===========    ===========

          Unearned Revenue
                    Costs incurred on contracts in progress    $   616,358    $   411,924
                    Estimated earnings                           1,123,456        627,325
                                                               -----------    -----------
                                                                 1,739,814      1,039,249
                    Less: Billings to date                       1,783,264        995,754
                                                               -----------    -----------
                                                               $   (43,450)   $    43,495
                                                               ===========    ===========

                    Included in the accompanying balance
                    sheets under the following captions:
                          Unbilled services                    $    15,400    $    49,245
                          Unearned revenue                         (58,850)        (5,750)
                                                               -----------    -----------
                                                               $   (43,450)   $    43,495
                                                               ===========    ===========

     We use estimates of remaining costs to complete each contract to determine the revenue and profitability on each contract. We reevaluate these estimates periodically and such reevaluations may, in the future, lead to changes in the rate of profitability on each contract. There were no contracts where the expected costs exceeded the contract price. All contract receivables are due within one year.

15. STOCK OPTION PLAN

     The 1990 Stock Option Plan (the "Plan") provides for the granting of either stock options intended to qualify as incentive stock options under the Internal Revenue Code or non-statutory stock options for up to an aggregate of 1,000,000 shares of common stock. Options may be granted for terms of up to ten years and are exercisable as determined by the Company's Board of Directors at the date of the respective option grant. The option price under the plan must be no less than fair market value of the shares on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. We are no longer able to grant options under this plan.

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

     The pro forma information required by SFAS No. 148 regarding net income and earnings per share has been presented as if we had accounted for our stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                          2002         2001         2000
                                          ----         ----         ----
          Assumptions:
             Expected life of options    5 years      5 years      5 years
             Risk free interest rate       4.0%         5.5%        6.0%
             Volatility of stock           240%         197%        162%
             Expected dividend yield        0%           0%          0%

The per share weighted average fair value of the options granted during 2002, 2001 and 2000 was $4.71 and $5.39 and $5.75, respectively.

     In accordance with SFAS No. 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding assumptions. In actuality, our stock options do not trade on a secondary exchange and, therefore, the employees and directors cannot derive any benefit from holding the stock options under these plans without an increase in the market price of our stock. Such an increase in stock price would benefit all stockholders commensurately. As discussed in Note 11, we extended the termination date of options previously granted to our President.

     In addition to the options granted to employees, we granted 0, 50,000 and 345,000 options to consultants during the years ended December 31, 2002, 2001 and 2000 respectively. Consultants are retained under consulting agreements and are not considered employees of ours or our subsidiaries. We recognized non-cash stock-based compensation cost of $222,437 and $73,146 and $213,729 during the years ended December 31, 2002, 2001 and 2000 respectively, based on the fair value of the options issued, amortized over the respective consulting periods. On December 3, 2001 we amended the consulting agreements of all but one consultant to provide that the remaining unvested options will vest based on the sole discretion of the Board of Directors. According to the provisions of SFAS No. 123 we recognized non-cash stock-based compensation for the vested option awards over the service periods of the consulting agreements. Non-cash stock-based compensation will be recognized for the unvested options in the period that the options actually vest.

Presented below is a summary of stock option plan activity for the years shown:

                                                         Wtd. Avg.                    Wtd. Avg.
                                                         Exercise        Options      Exercise
                                           Options         Price       Exercisable      Price
                                           -------         -----       -----------      -----
          Balance at January 1, 2000        692,630       $  1.05        539,866       $  1.12
            Granted                         854,850          6.04
            Exercised                        (2,980)         1.00
            Cancelled                       (11,200)      $  1.64
                                          ---------

          Balance at December 31, 2000    1,533,300       $  3.83        732,960       $  1.75
            Granted                         219,800          5.99
            Exercised                      (126,810)         0.85
            Cancelled                        (1,040)      $  1.81
                                          ---------


          Balance at December 31, 2001    1,625,250       $  4.36        926,670       $  2.99
           Granted                           44,364          6.00
           Exercised                       (303,720)         0.68
           Cancelled                        (52,050)      $  4.40
                                          ---------

          Balance at December 31, 2002    1,313,844       $  5.26        767,370       $  4.64
                                          =========

The following summarizes information for options currently outstanding and exercisable at December 31, 2002:

                                     Options Outstanding                  Options Exercisable
                       -------------------------------------------     --------------------------
                                      Weighted
                                       Average         Weighted                       Weighted
                                      Remaining         Average                        Average
     Exercise Prices     Number         Life        Exercise Price      Number     Exercise Price
     ---------------   ---------      ---------     --------------     --------    --------------
          $ 1.00          24,000          6             $  1.00          15,390        $  1.00
            1.63         217,000          1                1.63         217,000           1.63
            1.81          10,250          7                1.81           2,900           1.81
            4.50          10,000          8                4.50           4,000           4.50
            4.75          10,000          8                4.75           2,000           4.75
            5.00         595,000          3                5.00         334,500           5.00
            5.88           1,500          8                5.88             300           5.88
            6.00          93,994          9                6.00          42,740           6.00
            6.25         107,000          5                6.25          39,500           6.25
            6.50             100          9                6.50              40           6.50
            9.00         245,000          7                9.00         109,000           9.00
                       ---------                                       --------
                       1,313,844          4             $  5.26         767,370        $  4.64
                       =========                                       ========

16. SEGMENT INFORMATION

     We operate through two wholly owned subsidiaries, CMT and Sentigen Corp. CMT is evaluated on the performance of its two divisions, MCS and SM. Sentigen Corp. was formed in February 2000 and is engaged in research and development. We consider MCS, SM and Sentigen Corp. as our three separate and distinct reportable operating segments. Our reportable operating segments are strategic business units that offer different products and services and are managed separately because each business requires different technologies and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We account for inter- segment sales and transfers, if any, as if the transactions were to third parties, that is, at current market prices.

                                                                                     December 31,
                                                                                     ------------
                                                                   2002                  2001                  2000
                                                                   ----                  ----                  ----
     Revenues
             MCS                                               $ 4,549,583           $ 4,005,671           $ 3,115,178
             SM                                                  2,662,204             2,175,375             1,704,432
             Sentigen Corp.                                        100,003                    --                    --
                                                               -----------           -----------           -----------
             Total revenues for reportable segments            $ 7,311,790           $ 6,181,046           $ 4,819,610
             Elimination of inter-segment revenues                 (94,344)             (100,848)              (90,107)
                                                               -----------           -----------           -----------
     Total Reported                                            $ 7,217,446           $ 6,080,198           $ 4,729,503
                                                               ===========           ===========           ===========

     Income (Loss) from Operations
             MCS                                               $   709,455           $   618,348           $   675,361
             SM                                                    891,495               741,677               448,976
             Sentigen Corp.                                     (1,124,787)           (1,151,408)             (659,706)
                                                               -----------           -----------           -----------
             Total income for reportable segments              $   476,163           $   208,617           $   464,631
             Corporate loss unallocated to segments             (1,098,299)           (1,231,429)             (709,015)
                                                               -----------           -----------           -----------
     Total Reported                                            $  (622,136)          $(1,022,812)          $  (244,384)
                                                               ===========           ===========           ===========

     Depreciation and Amortization
             MCS                                               $   382,439           $   287,854           $   158,189
             SM                                                    100,283                77,256                72,284
             Sentigen Corp.                                         82,788               107,063                41,866
                                                               -----------           -----------           -----------
             Total depreciation and
                 amortization for reportable segments          $   565,510           $   472,173           $   272,339
             Corporate depreciation and
                 amortization unallocated to segments               12,995                11,953                10,414
                                                               -----------           -----------           -----------
     Total Reported                                            $   578,505           $   484,126           $   282,753
                                                               ===========           ===========           ===========

                                                                                      December 31,
                                                                                      ------------
                                                                     2002                 2001                 2000
                                                                     ----                 ----                 ----
     Segment Assets
             MCS                                                 $ 1,480,390          $ 1,401,896          $ 1,205,316
             SM                                                      793,646              927,768              786,014
             Sentigen Corp.                                          581,303              608,836              570,529
                                                                 -----------          -----------          -----------
             Total assets for reportable segments                $ 2,855,339          $ 2,938,500          $ 2,561,859
             Corporate assets unallocated to segments             10,293,096            9,924,444           10,858,050
                                                                 -----------          -----------          -----------
     Total Reported                                              $13,148,435          $12,862,944          $13,419,909
                                                                 ===========          ===========          ===========

     Expenditures for Property, Plant and Equipment
             MCS                                                 $   465,158          $   557,996          $   126,669
             SM                                                      146,715               92,974               74,395
             Sentigen Corp.                                           14,950               48,304              237,988
                                                                 -----------          -----------          -----------
             Total expenditures for reportable segments          $   626,823          $   699,274          $   439,052
             Corporate expenditures
                  unallocated to segments                              5,082                5,834                   --
                                                                 -----------          -----------          -----------
     Total Reported                                              $   631,905          $   705,108          $   439,052
                                                                 ===========          ===========          ===========

17. SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     For the years ended December 31, 2002, 2001 and 2000, the Company had significant sales and receivable balances from major customers in the pharmaceutical and biotechnology industries as follows:

                                                            December 31,
                                                            ------------
                                   2002                         2001                          2000
                                   ----                         ----                          ----
                                        Percentage                   Percentage                    Percentage
                          Sales          of total       Sales         of total         Sales        of total
                          -----          --------       -----         --------         -----        --------
Significant customer
     A. MCS             $2,580,196          58%       $1,983,482         51%        $1,534,610         51%
     B. SM                 476,679          18%          441,460         20%           414,853         24%
     E. SM                 303,405          11%          110,331          5%                --         -%
                        ----------          --        ----------         --         ----------         --
                        $3,360,280          47%       $2,535,273         42%        $1,949,463         41%
                        ==========          ==        ==========         ==         ==========         ==

                                                       December 31,
                                                       ------------
                                           2002                            2001
                                           ----                            ----
                                     Net                           Net
                                  Accounts      Percentage       Accounts        Percentage
                                 Receivable      of total       Receivable        of total
                                 ----------      --------       ----------        --------
     Significant customer
              A                  $  244,800         48%         $   85,536           21%
              B                          --         --%             50,564           14%
              C                      15,476          3%             46,489           13%
              D                       8,453          2%             55,170           16%
                                 ----------         --          ----------           --
                                 $  268,729         53%         $  237,759           31%
                                 ==========         ==          ==========           ==

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

18. PRIVATE PLACEMENT

     In November 2000, we consummated a private offering in which we sold 863,834 shares of our common stock at $6.00 per share for aggregate gross proceeds of $5,183,044. The proceeds, net of professional fees which were directly incurred in connection with this transaction, were $5,152,714.

     In connection with the private placement, we also issued a warrant to Mr. Theodore M. Serure to purchase 44,810 shares of our common stock as compensation for introducing us to investors who purchased shares of common stock in the private placement. The warrant may be exercised at $6.00 per share until November 21, 2005.

19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                                                 For the Quarters Ended
                                                                 ----------------------
                                                December 31,   September 30,      June 30,       March 31,
                                                    2002            2002            2002            2002
                                                    ----            ----            ----            ----
Revenue
         Molecular cell science                 $ 1,172,438     $ 1,108,307     $ 1,128,502     $ 1,045,992
         Specialty media                            540,250         673,331         772,037         676,586
         Grant, National Institute of Health        100,003              --              --              --
                                                -----------     -----------     -----------     -----------
                                                  1,812,691       1,781,638       1,900,539       1,722,578
                                                -----------     -----------     -----------     -----------
Income After Direct Costs
         Molecular cell science                     865,974         763,093         743,700         696,842
         Specialty media                            289,981         415,387         435,857         418,513
         Grant, National Institute of Health         25,003              --              --              --
                                                -----------     -----------     -----------     -----------
                                                  1,180,958       1,178,480       1,179,557       1,115,355
                                                -----------     -----------     -----------     -----------
Income (Loss) From Operations
         Molecular cell science                     164,294         164,602         204,147         176,412
         Specialty media                             84,476         249,680         285,204         272,135
         Sentigen Corp.                            (181,615)       (266,475)       (304,430)       (372,267)
         Corporate                                 (309,133)       (198,792)       (275,755)       (314,619)
                                                -----------     -----------     -----------     -----------
                                                   (241,978)        (50,985)        (90,834)       (238,339)
                                                -----------     -----------     -----------     -----------

Net Loss                                        $  (222,662)    $   (24,716)    $   (68,367)    $  (206,286)
                                                ===========     ===========     ===========     ===========
Basic and diluted net loss per share            $     (0.03)    $      0.00     $     (0.01)    $     (0.03)
                                                ===========     ===========     ===========     ===========

                                                                 For the Quarters Ended
                                                                 ----------------------
                                                December 31,   September 30,      June 30,       March 31,
                                                    2001            2001            2001            2001
                                                    ----            ----            ----            ----
Revenue
         Molecular cell science                 $   870,921     $   892,511     $ 1,105,334     $ 1,036,783
         Specialty media                            554,828         627,948         520,898         470,975
                                                -----------     -----------     -----------     -----------
                                                  1,425,749       1,520,459       1,626,232       1,507,758
                                                -----------     -----------     -----------     -----------
Income After Direct Costs
         Molecular cell science                     540,044         575,158         731,440         615,760
         Specialty media                            339,165         390,628         334,006         277,941
                                                -----------     -----------     -----------     -----------
                                                    879,209         965,786       1,065,446         893,701
                                                -----------     -----------     -----------     -----------
Income (Loss) From Operations
         Molecular cell science                    (125,241)        107,599         332,726         303,264
         Specialty media                            155,189         236,194         192,806         157,488
         Sentigen Corp.                            (120,862)       (356,226)       (331,361)       (342,959)
         Corporate                                 (363,770)       (267,685)       (324,953)       (275,021)
                                                -----------     -----------     -----------     -----------
                                                   (454,684)       (280,118)       (130,782)       (157,228)
                                                -----------     -----------     -----------     -----------

Net Loss                                        $  (367,435)    $  (177,192)    $   (32,623)    $   (70,339)
                                                ===========     ===========     ===========     ===========
Basic and diluted net loss per share            $     (0.05)    $     (0.02)    $      0.00     $     (0.01)
                                                ===========     ===========     ===========     ===========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SENTIGEN HOLDING CORP.

Dated: March 28, 2003
                              By: /s/ Fredrick B. Rolff
                              ---------------------------------
                                  Fredrick B. Rolff
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

       Signature                          Title                       Date
       ---------                          -----                       ----


/s/ Joseph K. Pagano        Chairman of the Board, Chief         March 28, 2003
------------------------    Executive Officer and President
Joseph K. Pagano


/s/ Fredrick B. Rolff       Chief Financial Officer (Principal   March 28, 2003
------------------------    Financial and Accounting Officer)
Fredrick B. Rolff


/s/ Thomas Livelli          Director, Chief Executive Officer    March 28, 2003
------------------------    and President of CMT
Thomas Livelli


/s/ Frederick R. Adler      Director                             March 28, 2003
------------------------
Frederick R. Adler


/s/ Gerald Greenwald        Director                             March 28, 2003
------------------------
Gerald Greenwald


/s/ Joel M. Pearlberg       Director                             March 28, 2003
------------------------
Joel M. Pearlberg


/s/ Samuel A. Rozzi         Director                             March 28, 2003
------------------------
Samuel A. Rozzi

                            CERTIFICATION PURSUANT TO
                        RULE 13a-14 AND 15d-14 UNDER THE
                 SECURITIES AND EXCHANGE ACT OF 1934, AS AMEMDED

I, Joseph K. Pagano, certify that:

     1.   I have reviewed this annual report on Form 10-K of Sentigen Holding
          Corp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 28, 2003         /s/ Joseph K. Pagano
                              ------------------------------------
                              Joseph K. Pagano
                              Chairman of the Board, Chief Executive Officer
                              and President

                            CERTIFICATION PURSUANT TO
                        RULE 13a-14 AND 15d-14 UNDER THE
                 SECURITIES AND EXCHANGE ACT OF 1934, AS AMEMDED

I, Fredrick B. Rolff, certify that:

     1.   I have reviewed this annual report on Form 10-K of Sentigen Holding
          Corp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. the registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003         /s/ Fredrick B. Rolff
                              ------------------------------------
                              Fredrick B. Rolff
                              Chief Financial Officer

                                  EXHIBIT INDEX


--------------------------------------------------------------------------------
                                          INCORPORATED
EXHIBIT                                   BY REFERENCE     NO. IN
NUMBER         DESCRIPTION                FROM DOCUMENT    DOCUMENT     PAGE
--------------------------------------------------------------------------------
3.1      Certificate of Incorporation,          A        Exhibit 3.1
         as amended

3.2      By-laws of the Company                 A        Exhibit 3.2

4.1      Form of Subscription Agreement         B        Exhibit 4
         between the Company and each
         Investor

4.2      Warrant Agreement between              K        Exhibit 4.2
         Theodore Serure and the Company

10.1     1990 Stock Option Plan                 A        Exhibit 10.1

10.2     Consulting Agreement dated July        C        Exhibit 10.2
         2, 1991, among the Company,
         Prime Cellular of Florida, Inc.
         and Joseph K. Pagano (the
         "Consulting Agreement")

10.3     Amendment to Consulting                C        Exhibit 10.3
         Agreement

10.4     Agreement and Plan of Merger,          D        Exhibit 2.1
         dated as of May 14, 1996, by
         and among the Company, Prime
         Cellular Acquisition Corp.,
         Bern Associates, Inc. and the
         stockholders of Bern

10.5     Registration Rights Agreement,         D        Exhibit 10.1
         dated June 10, 1996, between
         Registrant and the Bern
         Stockholders

10.6     Escrow Agreement, dated June           D        Exhibit 10.2
         10, 1996, between Registrant
         and the Bern Stockholders

10.7     Indemnification Agreement,             D        Exhibit 10.3
         dated June 10, 1996 between
         Registrant and the Bern
         Stockholders

10.8     Form of Amendment to Merger            E        Exhibit 10.9
         Agreement, dated June 11, 1997

10.9     Form of Settlement Agreement,          E        Exhibit 10.10
         dated August 28, 1997

10.10    Agreement and Plan of Merger,          F        Exhibit 2
         dated as of May 29, 1998, by
         and among the Company, CMT
         Acquisition Corp., Cell &
         Molecular Technologies, Inc.
         and the stockholders of Cell &
         Molecular Technologies, Inc.

10.11    Mortgage dated February 6,             G        Exhibit 10.11
         1997, with respect to premises
         located at 580 Marshall Street,
         Phillipsburg, NJ 08865, assumed
         by the Company in connection
         with the CMT Merger

--------------------------------------------------------------------------------
                                          INCORPORATED
EXHIBIT                                   BY REFERENCE     NO. IN
NUMBER         DESCRIPTION                FROM DOCUMENT    DOCUMENT     PAGE
--------------------------------------------------------------------------------
10.12    Form of Employment Agreement           G        Exhibit 10.12
         dated May 22, 1997 between Cell
         & Molecular Technologies, Inc.
         and Thomas Livelli

10.13    Form of Amendment to Employment        H        Exhibit 10.13
         Agreement dated as of May 29,
         1998 between Cell & Molecular
         Technologies, Inc. and Thomas
         Livelli

10.14    Employment Agreement between           I        Exhibit 10.14
         Joseph K. Pagano and the
         Company

10.15    Employment Agreement between           J        Exhibit 10.15
         Kevin Lee and Sentigen Corp.

10.16    Option Agreement between the           J        Exhibit 10.16
         Company and Kevin Lee

10.17    Employment Agreement dated May         L        Exhibit 10.17
         23,2001, between Cell &
         Molecular Technologies, Inc.
         and Thomas Livelli

21       List of Subsidiaries                   I        Exhibit 21

23.1     Consent of  Deloitte & Touche          --       --             Filed
         LLP                                                            Herewith

23.2     Consent of Raich Ende Malter &         --       --             Filed
         Co. LLP                                                        Herewith

99.1     Risk Factors                           --       --             Filed
                                                                        Herewith

99.2     Certification pursuant to 18           --       --             Filed
         U.S.C. Section 1350, as adopted                                Herewith
         pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

99.3     Certification pursuant to 18           --       --             Filed
         U.S.C. Section 1350, as adopted                                Herewith
         pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

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