Form 10-Q
period 2003-03-31
SENTIGEN HOLDING CORP
filed 2003-05-14
CIK 864890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      -------------------------------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM_____________TO______________

                         COMMISSION FILE NUMBER: 0-18700

                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                      13-3570672
------------------------------------         -----------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of May 14, 2003 the registrant had outstanding 7,455,044 shares of its Common Stock, $.01 par value.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                               Page
PART I.  FINANCIAL INFORMATION............................................................       3

Item 1.  Consolidated Financial Statements................................................       3

              Consolidated Balance Sheets
                    March 31, 2003 (Unaudited) and December 31, 2002......................       3

              Consolidated Statements of Operations (Unaudited)
                    For the three months ended, March 31, 2003 and 2002...................       4

              Consolidated Statements of Cash Flows (Unaudited)
                    For the three months ended, March 31, 2003 and 2002...................       5

         Notes to Consolidated Financial Statements (Unaudited)...........................       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................      13

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...........................      19

Item 4.  Controls and Procedures..........................................................      20

PART II. OTHER INFORMATION................................................................      20

Item 1.  Legal Proceedings................................................................      20
Item 2.  Changes in Securities and Use of Proceeds........................................      20
Item 3.  Default Upon Senior Securities...................................................      20
Item 4.  Submission of Matters to a Vote of Security Holders..............................      21
Item 5.  Other Information................................................................      21
Item 6.  Exhibits and Reports on Form 8-K.................................................      21

SIGNATURES................................................................................      22

Exhibit 99.1   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
               PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                        25
Exhibit 99.2   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
               PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                        26

PART I - FINANCIAL INFORMATION
ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

      SENTIGEN HOLDING CORP. AND SUBSIDIARIES
      Consolidated Balance Sheets

                                                                               (Unaudited)
                                                                                 March 31,     December 31,
                                                                                   2003            2002
                                                                                -----------    ------------
Assets
      Current Assets
          Cash and cash equivalents                                             $10,037,841    $  4,819,967
          Investment securities, available for sale, at fair value                        -       5,307,419
          Accounts receivable - net of allowance for doubtful accounts
                of $45,000 for 2003 and 2002                                        705,862         509,298
          Unbilled services                                                          16,365          15,400
          Inventory                                                                 272,317         212,104
          Accrued interest receivable                                                     -          18,645
          Prepaid expenses                                                          162,173         175,716
                                                                                -----------    ------------
                                                                                 11,194,558      11,058,549
                                                                                -----------    ------------

      Property, plant and equipment                                               3,572,867       3,535,355
      Equipment under capital lease                                                  95,945          95,945
      Less: Accumulated depreciation                                              2,053,656       1,938,272
                                                                                -----------    ------------
                                                                                  1,615,156       1,693,028
                                                                                -----------    ------------

      Other Assets
          Security deposits                                                          17,961          17,961
          Deferred financing costs - net of accumulated amortization
                of $4,483 for 2003 and $4,116 for 2002                                9,177           9,544
          License costs - net of accumulated amortization
                of $77,752 for 2003 and $71,272 for 2002                            362,873         369,353
                                                                                -----------    ------------
                                                                                    390,011         396,858
                                                                                -----------    ------------

Total Assets                                                                    $13,199,725    $ 13,148,435
                                                                                ===========    ============

Liabilities and Stockholders' Equity
      Current Liabilities
          Current maturities of long-term debt                                      246,515         235,234
          Liability under capital lease - current portion                            31,143          30,574
          Accounts payable and accrued expenses                                     601,340         511,620
          Customer deposits                                                         170,284         410,507
          Unearned revenue                                                           84,952          58,850
                                                                                -----------    ------------
                                                                                  1,134,234       1,246,785

      Liability under capital lease - long-term                                      49,483          57,486
      Long-term debt - net of current maturities                                    904,730         973,675
                                                                                -----------    ------------

      Total liabilities                                                           2,088,447       2,277,946
                                                                                -----------    ------------

      Stockholders' Equity
          Preferred Stock - $.01 par value, 5,000,000 shares
          authorized - none issued or outstanding                                         -               -
          Common Stock - $.01 par value, 20,000,000 shares
                authorized, 7,453,044 and 7,451,044 shares issued
                and outstanding in 2003 and 2002, respectively                       74,531          74,511
          Additional paid-in capital                                             12,256,342      12,237,896
          Accumulated other comprehensive income                                          -          13,817
          Accumulated deficit                                                    (1,219,595)     (1,455,735)
                                                                                -----------    ------------
      Total stockholders' equity                                                 11,111,278      10,870,489
                                                                                -----------    ------------

Total Liabilities and Stockholders' Equity                                      $13,199,725    $ 13,148,435
                                                                                ===========    ============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                                                        (Unaudited)
                                                                                For the Three Months Ended
                                                                                --------------------------
                                                                              March 31, 2003   March 31, 2002
                                                                              --------------   --------------
Revenue
       Molecular cell science                                                 $    1,418,772   $    1,045,992
       Specialty media                                                               766,245          676,586
                                                                              --------------   --------------
                                                                                   2,185,017        1,722,578
                                                                              --------------   --------------
Direct Costs
       Molecular cell science                                                        410,964          349,150
       Specialty media                                                               277,552          258,073
                                                                              --------------   --------------
                                                                                     688,516          607,223
                                                                              --------------   --------------
Income After Direct Costs
       Molecular cell science                                                      1,007,808          696,842
       Specialty media                                                               488,693          418,513
                                                                              --------------   --------------
                                                                                   1,496,501        1,115,355
                                                                              --------------   --------------
Operating Expenses
       Selling, general and administrative                                           586,510          576,223
       Research and development                                                      227,347          260,174
       Corporate overhead                                                            273,086          311,589
       Stock based compensation                                                       16,466          105,561
       Depreciation and amortization                                                 122,231          100,147
                                                                              --------------   --------------
                                                                                   1,225,640        1,353,694
                                                                              --------------   --------------
Income (Loss) From Operations                                                        270,861         (238,339)
                                                                              --------------   --------------

Interest income                                                                       24,580           91,409
Interest expense                                                                      19,387           21,962
                                                                              --------------   --------------
Interest income, net of interest expense                                               5,193           69,447
                                                                              --------------   --------------

Income (Loss) before Provision for Income Taxes                                      276,054         (168,892)

Provision for Income Taxes                                                            39,914           37,394
                                                                              --------------   --------------

Net Income (Loss)                                                             $      236,140   $     (206,286)
                                                                              ==============   ==============

Net Income (Loss ) per Share:
       Basic                                                                  $         0.03   $        (0.03)
                                                                              ==============   ==============

       Diluted                                                                $         0.03   $        (0.03)
                                                                              ==============   ==============

Weighted average shares outstanding:
       Basic                                                                       7,452,044        7,299,184
                                                                              ==============   ==============

       Diluted                                                                     7,638,807        7,299,184
                                                                              ==============   ==============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

                                                                                          (Unaudited)
                                                                                 For the Three Months Ended
                                                                                 --------------------------
                                                                              March 31, 2003   March 31, 2002
                                                                              --------------   --------------
Cash Flows from Operating Activities
       Net Income (Loss)                                                      $      236,140   $     (206,286)
       Adjustments to reconcile net income (loss)
            to net cash provided by operating activities:
                 Depreciation and amortization                                       122,231          100,147
                 Stock based compensation                                             16,466          105,561
       (Increase) decrease in:
                 Accounts receivable, net of allowance                              (196,564)         (40,113)
                 Unbilled services                                                      (965)          (4,082)
                 Inventory                                                           (60,213)          (6,312)
                 Accrued interest receivable                                          18,645          (69,544)
                 Prepaid expenses                                                     13,543          (22,278)
       Increase (decrease) in:
                 Accounts payable and accrued expenses                                89,720           10,866
                 Customer deposits                                                  (240,223)          94,788
                 Unearned revenue                                                     26,102           50,947
                                                                              --------------   --------------

Cash provided by operating activities                                                 24,882           13,694
                                                                              --------------   --------------

Cash Flows from Investing Activities
       Acquisitions of property and equipment                                        (37,512)        (322,816)
       Purchase of investment securities                                                   -           (1,926)
       Sales of investment securities                                              5,293,602                -
                                                                              --------------   --------------

Cash provided by (used in) investing activities                                    5,256,090         (324,742)
                                                                              --------------   --------------

Cash Flows from Financing Activities
       Repayments of long term debt                                                  (65,098)         (39,441)
       Proceeds from issuance of long term debt                                            -          315,663
       Cash received from stock options exercised                                      2,000          205,884
                                                                              --------------   --------------

Cash (used in) provided by financing activities                                      (63,098)         482,106
                                                                              --------------   --------------

Increase in cash and cash equivalents                                              5,217,874          171,058
Cash and cash equivalents - beginning of period                                    4,819,967        4,889,272
                                                                              --------------   --------------

Cash and cash equivalents - end of period                                     $   10,037,841   $    5,060,330
                                                                              --------------   --------------

Supplemental Disclosures of Cash Flow Information
       Cash paid / (received) during the year:
                 Interest                                                     $       19,387   $      (21,962)
                                                                              ==============   ==============
                 Income taxes                                                 $       33,000   $        9,626
                                                                              ==============   ==============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, March 31, 2003 (Unaudited)

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

         The expenses of Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for our chairman of the board, chief financial officer, and administrative assistant, (2) professional fees for legal and audit services, (3) office rental, utilities and communication costs, (4) stock market listing fees and (5) business travel expenses.

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

         c. INVESTMENT SECURITIES - Investment securities consist of U.S. Treasury Notes. All investment securities are defined as available for sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, as such, have been reported at fair value. Quoted market prices are used to determine fair value. Investment securities purchased before 2002 are defined as held-to-maturity under the provisions of SFAS No. 115 and, as such, have been reported at amortized cost.

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

         f. LICENSE AND DEFERRED COSTS - License costs are amortized over 17 years on a straight line basis and result from our exclusive licensing agreement with the Trustees of Columbia University. Deferred financing costs were incurred in connection with our various loan facilities. Deferred financing costs are amortized on a straight-line basis over the duration of the related loan.

         g. IMPAIRMENT - We review intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe none of our intangible and long-lived assets are impaired as of March 31, 2003.

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

         i. DIRECT COSTS - We expense direct costs as such costs are incurred. Direct costs in the MCS division include: (1) costs incurred for direct materials used in the services performed under research contracts, (2) an allocation of the compensation costs for the time incurred on such contracts by our scientists, (3) an allocation of indirect materials costs for general laboratory expenses incurred for the benefit of all contracts in process, and (4) an allocation of certain general and administrative expenses incurred by CMT. The direct costs of the SM division represent the direct costs of research products sold, including an allocation of the compensation costs for production personnel, and an allocation of certain general and administrative expenses incurred by CMT.

         j. RESEARCH AND DEVELOPMENT COSTS - We expense research and development costs as such costs are incurred. The operations of Sentigen Corp. are reflected as research and development expenses in our consolidated statements of operations. Sentigen Corp's operations, since its inception in February 2000, consist entirely of research and development.

         k. CORPORATE OVERHEAD COSTS - We expense corporate overhead costs as such costs are incurred. The operations of the holding company are reflected as corporate overhead expenses in our consolidated statements of operations and include the following major classes:
            (1) compensation and employee benefits cost for our chairman of the board, chief financial officer, and administrative assistant, (2) professional fees for legal and audit services, (3) office rental, utilities and communication costs, (4) stock market listing fees and
            (5) business travel expenses.

         l. RESEARCH GRANTS - CMT was engaged in research and development activities under grant from the National Institute of Health (NIH). The research expenses incurred under the grants were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it was a reimbursement of amounts passed through to sub-recipients (See Note
            4).

         m. INCOME TAXES - We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carryforwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

         n. ADVERTISING, MARKETING AND SALES COSTS - We expense all costs relating to advertising, marketing and sales as such costs are incurred.

         o. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         p. EARNINGS PER SHARE - The accompanying financial statements include earnings per share calculated as required by SFAS No. 128 "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. For the quarter ended March 31, 2003, 186,803 shares of potential common stock were included in the calculation of diluted earnings per share. Potential common stock was excluded from the computation for the quarter ended March 31, 2002 because SFAS No. 128 prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported.

         q. STOCK-BASED COMPENSATION - SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by us where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations.

         r. SEGMENTS - The accompanying financial statements include segment disclosure as required by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which expands and modifies disclosures but has no impact on our consolidated financial position or results of operations or cash flows. Our reportable operating segments are: MCS, SM and Sentigen Corp (See Note 3).

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

            In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

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

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS No. 145 is effective January 1, 2003. Among other things, SFAS No. 145 requires that gains or losses on the extinguishment of debt will generally be required to be reported as a component of income from continuing operations and will no longer be classified as an extraordinary item. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company did not undertake any exit or disposal activities for the quarter ended March 31, 2003.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the year ended December 31, 2002.

            The following table reconciles net loss and diluted earnings per share (EPS), as reported, to pro-forma net loss and diluted EPS, as if the Company had expensed the fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                                    For the three months
                                                       ended March 31,
                                                      2003         2002
                                                    ---------   ---------
Net Income (Loss):
  As reported                                       $ 236,140   $(206,286)
Pro-forma expense as if
     stock options were charged
     against net loss                                 (37,856)    (48,013)
                                                    ---------   ---------

Pro-forma net income (loss) using
     the fair value method                          $ 198,284   $(254,299)
                                                    =========   =========

Diluted EPS:
     As reported                                    $    0.03   $   (0.03)
     Pro-forma using the fair
     value method                                   $    0.03   $   (0.03)

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

            In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of March 31, 2003.

            In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company is not involved in any hedging activities.

3.       SEGMENT INFORMATION

         We operate through our two wholly-owned subsidiaries, CMT and Sentigen Corp. CMT is evaluated on the performance of its two divisions, MCS and SM. Sentigen Corp. is engaged in research and development. We consider MCS, SM and Sentigen Corp. as our three separate and distinct reportable operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We account for sales and transfers between segments, if any, as if the transactions were to third parties, that is at current market prices. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

                                                   For the Three Months Ended
                                                   --------------------------
                                                     March 31,      March 31,
                                                       2003           2002
                                                   ------------   ------------
Revenues
       MCS                                         $  1,442,524   $  1,080,028
       SM                                               766,245        676,586
       Sentigen                                         244,497              -
                                                   ------------   ------------
Revenues for reportable segments                      2,453,266      1,756,614
Elimination of intersegment revenues                   (268,249)       (34,036)
                                                   ------------   ------------
Total Reported                                     $  2,185,017   $  1,722,578
                                                   ------------   ------------

Income (Loss) from Operations
       MCS                                         $    462,782   $    176,412
       SM                                               326,084        272,135
       Sentigen                                        (241,643)      (372,267)
                                                   ------------   ------------
Income from operations for reportable segments          547,223         76,280
Corporate loss unallocated to reportable segments      (276,362)      (314,619)
                                                   ------------   ------------
Total Reported                                     $    270,861   $   (238,339)
                                                   ------------   ------------

Depreciation and Amortization
       MCS                                         $     81,241   $     60,735
       SM                                                21,296         15,818
       Sentigen                                          16,418         20,564
                                                   ------------   ------------
Depreciation and amortization for
     reportable segments                                118,955         97,117
Corporate depreciation and amortization
     unallocated to segments                              3,276          3,030
                                                   ------------   ------------
Total Reported                                     $    122,231   $    100,147
                                                   ------------   ------------

                                                     March 31,    December 31,
                                                       2003          2002
                                                   ------------   ------------
Segment Assets
       MCS                                         $  1,393,551   $  1,480,390
       SM                                             1,072,373        793,646
       Sentigen                                         512,503        581,303
                                                   ------------   ------------
Total assets for reportable segments                  2,978,427      2,855,339
Corporate assets unallocated to segments             10,221,298     10,293,096
                                                   ------------   ------------
Total Reported                                     $ 13,199,725   $ 13,148,435
                                                   ------------   ------------

4.       RESEARCH GRANTS

         The SM division, in collaboration with Harvard University, is the recipient of an NIH Federal Phase II Grant in the amount of $757,532. The research performed under this grant originally covered the period from July 1998 through August 2001, but was extended through March 2002.

         For the three months ended March 31, 2002 research expenses incurred were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it is a reimbursement of amounts passed through to sub-recipients. The amounts received and expended are as follows:

                                                      For the Three Months
                                                         Ended March 31
                                                   ---------------------------
                                                      2003            2002
                                                   ------------   ------------
SM NIH funding received                               $    -      $     17,337
NIH research expenses incurred by sub-recipients           -           (17,337)
                                                      ------      ------------
Net effect on our
     Statements of Operations for the
       three months then ended                        $    -      $          -
                                                      ======      ============

         There was no activity under NIH funded grants during the three months ended March 31, 2003.

5.       EARNINGS PER SHARE

         Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. For the quarter ended March 31, 2003, 186,803 shares of potential common stock were included in the calculation of diluted earnings per share. Potential common stock was excluded from the computation for the three months ended March 31, 2002 because SFAS No. 128 "Earnings per Share," which prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported.

6.       INVENTORY

         Inventory as of March 31, 2003 and December 31, 2002 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory as of March 31, 2003 and December 31, 2002 are as follows:

                                                     March 31,    December 31,
                                                       2003           2002
                                                   ------------   ------------
Finished goods                                     $    161,524   $    123,464

Packaging materials                                      26,129         30,093

Raw materials                                            84,664         58,547

                                                   ------------   ------------
Total inventory                                    $    272,317   $    212,104
                                                   ============   ============

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

         Direct Costs. The major classes of direct costs for the MCS division include: (1) costs incurred for direct materials used in the services performed under research contracts, (2) an allocation of the compensation costs for the time incurred on such contracts by our scientists, (3) an allocation of indirect materials costs for general laboratory expenses incurred for the benefit of all contracts in process, and (4) an allocation of certain general and administrative expenses incurred by CMT. The direct costs of the SM division represent the direct costs of research products sold, including an allocation of the compensation costs for production personnel, and an allocation of certain general and administrative expenses incurred by CMT. The inventory of the SM division is determined using the FIFO (first-in, first-out) method of accounting.

         Selling, General and Administrative Expenses. The major classes of selling, general and administrative expenses incurred by CMT include: (1) the compensation and employee benefit costs of CMT's management, sales, and administrative staff, (2) the compensation and employee benefit costs for the time of scientific and production personnel spent on selling, general and administrative activities, (3) facilities rental, utilities, communication costs and related operating expenses, (4) marketing, sales and advertising costs, (5) business travel expenses, (6) commercial and product liability insurance costs,
(7) repairs and maintenance costs on facilities and laboratory equipment and (8) professional fees for legal and audit services.

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

         Sentigen Holding Corp.

         The expenses of Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for our chairman of the board, chief financial officer, and administrative assistant,
(2) professional fees for legal and audit services, (3) office rental, utilities and communication costs, (4) stock market listing fees and (5) business travel expenses.

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

         Inventory adjustments. Inventories are stated at the lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Our stock levels generally do not exceed one quarter's expectation of usage or sales. Inventories were stated at $272,317 and no reserve for impairment or obsolescence was necessary as of March 31, 2003.

         Impairment of intangibles. Our intangible assets consist primarily of license costs of $362,873 as of March 31, 2003, and are the result of our exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of our agreement with the Trustees of Columbia University) less accumulated amortization. The value of the license is subject to an amortization period of 17 years. We review the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of March 31, 2003.

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

         Stock-based compensation. SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by us where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations. The fair value of each option grant is estimated using the Black-Scholes option pricing model. We also adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS No. 123."

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

         Revenues. Revenues for the three months ended March 31, 2003 were $2,185,017 compared to revenue of $1,722,578 for the three months ended March 31, 2002. This increase of $462,439, or 27%, was the result of an increase of:
$372,780, or 36%, in contract revenue from CMT's MCS division, and an increase of $89,659, or 13%, in revenue from CMT's SM division. Our revenues were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

         An analysis of our revenues from the MCS division is as follows:

                                   For the Three Months Ended
                                             March 31,
                                   ---------------------------    Percent
                                      2003           2002         Change
                                   -----------   -------------    -------
HTS contract                       $   600,000   $     501,000      20%
All other contracts                    818,772         544,992      50%
                                   -----------   -------------
Total                              $ 1,418,772   $   1,045,992      36%
                                   ===========   =============

         The contract revenue for high-throughput screening, or HTS, services is derived from a retainer contract. The contract provides for payments of $200,000 per month, regardless of the volume of services performed. The term of the contract is for one year and ends on December 31, 2003. The 20% increase in the revenues we received under the contract resulted from the increase in HTS services required by the customer to support its HTS programs during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The 50% growth from other contracts was driven by: (1) mouse genetics services,
(2) protein expression services and (3) services for the pre-clinical analysis of compound efficacy on diminishing or eliminating pathogen infection.

         Revenues from the SM division grew 13% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This growth was driven by three factors:

    - an increase in sales of the SM division's line of Murine Embryonic stem cells and feeder cells as well as media associated with this product line;

    - increase in sales of the SM division's proprietary formulations sold under private label; and

    -    price increases implemented as of January 1, 2003.

         Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended March 31, 2003 was $1,496,501 compared to income after direct costs of $1,115,355 for the three months ended March 31, 2002. Gross margin for the three months ended March 31, 2003 was 68% compared to 65% for the three months ended March 31, 2002. This increase was driven by reduced direct materials costs for the MCS division, as well as reduced direct materials costs in the SM division.

         Operating Expenses. Operating expenses for the three months ended March 31, 2003 were $1,225,640 compared to $1,353,694 for the three months ended March 31, 2002. This decrease of $128,054, or 9%, was primarily attributable to a decrease of $32,827 in the research and development costs of Sentigen Corp., a decrease of $38,503 in corporate overhead driven by reduced professional fees, and a decrease of $89,095 in stock based compensation. These decreases were offset in part by an increase of $10,287 in the selling, general and administrative expenses of CMT and an increase of $22,084 in depreciation and amortization.

         Income / Loss from Operations. Income from operations for the three months ended March 31, 2003 was $270,861 compared to a loss from operations of $238,339 for the three months ended March 31, 2002. The components of this improvement are as follows:

                                                     For the Three Months Ended
                                                             March 31,
                                                     ---------------------------     Percent
                                                         2003          2002          Change
                                                     -----------   -------------     -------
CMT                                                  $   788,866   $     448,547       76%
Sentigen Corp.                                          (241,643)       (372,267)      35%
Corporate                                               (276,362)       (314,619)      12%
                                                     -----------   -------------
Total                                                $   270,861   $    (238,339)     214%
                                                     ============  =============

         The increase in the income from operations of CMT was driven by its 27% increase in revenues. The revenue increase was augmented by higher gross margins due to reduced materials costs and lower selling, general and administrative expenses (as a percentage of revenues) during the quarter. The loss from operations attributable to Sentigen Corp. improved due to lower research and development and stock based compensation costs. The loss from corporate activities improved due to lower professional fees during the quarter ended March 31, 2003 compared to the 2002 period.

         Interest income. Interest income, net of interest expenses declined by $64,254 due to the fall in yields on U.S. Treasury and money market securities.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003 we had $10,037,841 in cash and working capital of $10,060,324. During the three months ended March 31, 2003 we financed our operations and capital expenditures through working capital.

         On January 22, 2003 we sold our $5,250,000 face value, 2.125% U.S. Treasury Note maturing on October 31, 2004. The proceeds from the sale were reinvested in 90-day U.S. Treasury Bills. Capital gains recognized from the transaction were minimal. This sale accounts for the majority of the $5,217,874 increase in cash and cash equivalents reported in our consolidated balance sheet.

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

         Cell & Molecular Technologies, Inc.

         In October 2002, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, we recorded the equipment on our balance sheet and an offsetting capital lease liability of $95,945. We used a fixed interest rate of 7.40% to approximate the borrowing rate for the lease. The equipment will be depreciated on a straight-line basis through the term of the lease which expires in September 2005. Through March 31, 2003, we made rental payments of $18,033. Of those payments, we applied $15,319 to the capital lease liability and $2,714 to interest expense. As of March 31, 2003 the total remaining lease obligation amounted to $80,626.

         During the first quarter of 2001 we leased approximately 3,000 square feet of laboratory space to accommodate CMT's High Throughput Screening applications and assay development services group. In connection with this new facility, CMT borrowed $404,337 under a $720,000 loan commitment to finance capital equipment expenditures. In March 2002, CMT borrowed the remaining $315,663 available under this loan commitment to finance capital expenditures made in connection with our new facility in Phillipsburg, New Jersey. We are required to repay this loan over a seven year period that commenced in June 2002. The terms of the loan require CMT to maintain annual cash flow equal to
1.25 to 1.00 times the total annual debt service of CMT and a ratio of debt to net worth of 3.00 to 1.00. CMT complied with these terms as of and during the three months ended March 31, 2003. Sentigen Holding Corp. guarantees this obligation of CMT. The unpaid principal balance on this loan at March 31, 2003 was $652,814. On April 15, 2003, CMT renegotiated the interest rate on this loan from a fixed rate of 7.40% to a fixed rate of 5.250%. The amortization period of the loan remained unchanged.

         Sentigen Corp.

         In June 2001, Sentigen Corp. borrowed an additional $60,000 under its existing $500,000 loan facility. This facility has a term of five years, may be used to finance capital expenditures. Sentigen Holding Corp. guarantees this obligation of Sentigen Corp. The loan also requires that Sentigen Holding Corp. keep unencumbered liquid assets equaling two-times the combined outstanding loan balances for Sentigen and CMT. We complied with these terms as of March 31, 2003. As of March 31, 2003, Sentigen Corp. had borrowed a total of $300,000 under this facility, and the unpaid principal balance on this loan was $142,904. On February 5, 2003 we renegotiated the interest rate on this borrowing from the fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate plus 1.00% with a minimum interest rate of 5.50%.

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

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS No. 145 is effective January 1, 2003. Among other things, SFAS No. 145 requires that gains or losses on the extinguishment of debt will generally be required to be reported as a component of income from continuing operations and will no longer be classified as an extraordinary item. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company did not undertake any exit or disposal activities for the quarter ended March 31, 2003.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the year ended December 31, 2002 and the appropriate disclosures have been included herein.

         The following table reconciles net loss and diluted earnings per share
(EPS), as reported, to pro-forma net loss and diluted EPS, as if the Company had expensed the fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                                      For the three months
                                                         ended March 31,
                                                         2003        2002
                                                     -----------   ---------
Net Income (Loss):
  As reported                                        $   236,140   $(206,286)
Pro-forma expense as if
     stock options were charged
     against net loss                                    (37,856)    (48,013)
                                                     -----------   ---------

Pro-forma net income (loss) using
     the fair value method                           $   198,284   $(254,299)
                                                     ===========   =========

Diluted EPS:
     As reported                                     $      0.03   $   (0.03)
     Pro-forma using the fair
     value method                                    $      0.03   $   (0.03)

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest rate entities as of March 31, 2003.

         In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The company is not involved in any hedging activities.

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

         At March 31, 2003, we have total debt of $1,231,871. This debt consists of a capital lease, three bank notes used for equipment financing and a mortgage on our executive office at 580 Marshall Street, Phillipsburg, New Jersey 08865. Our payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest.

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

         On April 15, 2003, CMT renegotiated the interest rate on its equipment loan, maturing May 2009 from a fixed rate of 7.40% to a fixed rate of 5.25%. The amortization period of the loan remained unchanged.

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

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Our Annual Meeting of Stockholders was held on December 17, 2002. The following proposals were adopted by the margins indicated:

1. To elect six directors, each of who is to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

                                                              Number of Shares
                                                              ----------------
                                                        For         Withheld Authority
                                                     ---------      ------------------
Joseph K. Pagano                                     5,845,217           1,605,827
Thomas Livelli                                       5,845,217           1,605,827
Frederick R. Adler                                   5,845,217           1,605,827
Samuel A. Rozzi                                      5,845,217           1,605,827
Joel M. Pearlberg                                    5,845,217           1,605,827
Gerald Greenwald                                     5,845,217           1,605,827

2. To ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2002.

For                                                  5,845,217
Against                                                      -
Abstain                                              1,605,827

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

                                       SENTIGEN HOLDING CORP.

Dated: May 14, 2003

                                       By: /s/ Fredrick B. Rolff
                                           -------------------------
                                               Fredrick B. Rolff,
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

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

/s/ Joseph K. Pagano                                         Dated: May 14, 2003
--------------------------------------------------
Joseph K. Pagano
Chairman of the Board, Chief Executive Officer
and President

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

/s/ Fredrick B. Rolff                                        Dated: May 14, 2003
-----------------------------------------
Fredrick B. Rolff
Chief Financial Officer