Form 10-Q
period 2003-06-30
SENTIGEN HOLDING CORP
filed 2003-08-14
CIK 864890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM_____________________TO_____________________

                         COMMISSION FILE NUMBER: 0-18700


                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                    13-3570672
------------------------------------          ----------------------------------
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

                              Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of August 14, 2003 the registrant had outstanding 7,454,744 shares of its Common Stock, $.01 par value.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I.    FINANCIAL INFORMATION......................................................................          3

Item 1.    Consolidated Financial Statements..........................................................          3

                Consolidated Balance Sheets
                      June 30, 2003 (Unaudited) and December 31, 2002.................................          3

                Consolidated Statements of Operations (Unaudited)
                      For the three and six months ended, June 30, 2003 and 2002......................          4

                Consolidated Statements of Cash Flows (Unaudited)
                      For the six months ended, June 30, 2003 and 2002................................          5

           Notes to Consolidated Financial Statements (Unaudited).....................................          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................................         15

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.....................................         24

Item 4.    Controls and Procedures....................................................................         25

PART II.   OTHER INFORMATION..........................................................................         25

Item 1.    Legal Proceedings..........................................................................         25

Item 2.    Changes in Securities and Use of Proceeds..................................................         25

Item 3.    Default Upon Senior Securities.............................................................         25

Item 4.    Submission of Matters to a Vote of Security Holders........................................         26

Item 5.    Other Information..........................................................................         26

Item 6.    Exhibits and Reports on Form 8-K...........................................................         26

SIGNATURES............................................................................................         27

Exhibit 31.1       CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO RULE 13a-15 AND 15d-15 UNDER THE
                   SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED                                             28

Exhibit 31.2       CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO RULE 13a-15 AND 15d-15 UNDER THE
                   SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED                                             29

Exhibit 32.1       CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                   30

Exhibit 32.2       CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                   31

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
     Consolidated Balance Sheets

                                                                        (Unaudited)
                                                                          June 30,          December 31,
                                                                            2003                2002
                                                                        ------------        ------------
     Assets
          Current Assets
              Cash and cash equivalents                                 $ 10,114,783        $  4,819,967
              Investment securities, available for sale, at
                fair value                                                        --           5,307,419
              Accounts receivable - net of allowance for doubtful
                accounts of $45,000 for 2003 and 2002                        864,548             509,298
              Unbilled services                                               36,432              15,400
              Inventory                                                      225,169             212,104
              Accrued interest receivable                                         --              18,645
              Prepaid expenses                                               157,715             175,716
                                                                        ------------        ------------
                                                                          11,398,647          11,058,549
                                                                        ------------        ------------
          Property, plant and equipment                                    3,617,301           3,535,355
          Equipment under capital lease                                       95,945              95,945
          Less:  Accumulated depreciation                                  2,171,391           1,938,272
                                                                        ------------        ------------
                                                                           1,541,855           1,693,028
                                                                        ------------        ------------
          Other Assets
              Security deposits                                               17,961              17,961
              Deferred financing costs - net of accumulated
                amortization of $4,850 for 2003 and $4,116 for 2002            8,810               9,544
              License costs - net of accumulated amortization of
                $84,232 for 2003 and $71,272 for 2002                        356,393             369,353
                                                                        ------------        ------------
                                                                             383,164             396,858
                                                                        ------------        ------------
     Total Assets                                                       $ 13,323,666        $ 13,148,435
                                                                        ============        ============

     Liabilities and Stockholders' Equity
          Current Liabilities
              Current maturities of long-term debt                           239,722             235,234
              Liability under capital lease - current portion                 31,723              30,574
              Accounts payable and accrued expenses                          540,385             511,620
              Customer deposits                                              162,378             410,507
              Unearned revenue                                               142,917              58,850
                                                                        ------------        ------------
                                                                           1,117,125           1,246,785

          Liability under capital lease - long-term                           41,332              57,486
          Long-term debt - net of current maturities                         852,116             973,675
                                                                        ------------        ------------
          Total liabilities                                                2,010,573           2,277,946
                                                                        ------------        ------------

          Stockholders' Equity
              Preferred Stock - $.01 par value, 5,000,000 shares
                authorized - none issued or outstanding                           --                  --
              Common Stock - $.01 par value, 20,000,000 shares
                authorized, 7,454,744 and 7,451,044 shares issued
                and outstanding in 2003 and 2002, respectively                74,547              74,511
              Additional paid-in capital                                  12,341,047          12,237,896
              Accumulated other comprehensive income                              --              13,817
              Accumulated deficit                                         (1,102,501)         (1,455,735)
                                                                        ------------        ------------
          Total stockholders' equity                                      11,313,093          10,870,489
                                                                        ------------        ------------
     Total Liabilities and Stockholders' Equity                         $ 13,323,666        $ 13,148,435
                                                                        ============        ============


                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                           (Unaudited)                       (Unaudited)
                                                    For the Three Months Ended         For the Six Months Ended
                                                  ------------------------------    ------------------------------
                                                  June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                                  -------------    -------------    -------------    -------------
 Revenue
       Molecular cell science                      $ 1,570,447      $ 1,128,502      $ 2,989,219      $ 2,174,494
       Specialty media                                 793,800          772,037        1,560,045        1,448,623
                                                   -----------      -----------      -----------      -----------
                                                     2,364,247        1,900,539        4,549,264        3,623,117
                                                   -----------      -----------      -----------      -----------
 Direct Costs
       Molecular cell science                          494,403          384,802          905,367          733,952
       Specialty media                                 327,323          336,180          604,875          594,253
                                                   -----------      -----------      -----------      -----------
                                                       821,726          720,982        1,510,242        1,328,205
                                                   -----------      -----------      -----------      -----------
 Income After Direct Costs
       Molecular cell science                        1,076,044          743,700        2,083,852        1,440,542
       Specialty media                                 466,477          435,857          955,170          854,370
                                                   -----------      -----------      -----------      -----------
                                                     1,542,521        1,179,557        3,039,022        2,294,912
                                                   -----------      -----------      -----------      -----------
 Operating Expenses
       Selling, general and administrative costs       703,080          582,144        1,289,590        1,158,367
       Research and development                        263,336          241,966          490,683          502,140
       Corporate overhead                              227,431          272,725          500,517          584,314
       Stock based compensation                         82,211           53,769           98,677          159,330
       Depreciation and amortization                   124,582          119,787          246,813          219,934
                                                   -----------      -----------      -----------      -----------
                                                     1,400,640        1,270,391        2,626,280        2,624,085
                                                   -----------      -----------      -----------      -----------
 Income (Loss) From Operations                         141,881          (90,834)         412,742         (329,173)
                                                   -----------      -----------      -----------      -----------
 Interest income                                        23,503           85,843           48,083          177,252
 Interest expense                                      (17,468)         (25,376)         (36,855)         (47,338)
                                                   -----------      -----------      -----------      -----------
 Interest income, net of expense                         6,035           60,467           11,228          129,914
                                                   -----------      -----------      -----------      -----------
 Income (Loss) before Provision for Income Taxes       147,916          (30,367)         423,970         (199,259)
 Provision for Income Taxes                             30,822           38,000           70,736           75,394
                                                   -----------      -----------      -----------      -----------
 Net Income (Loss)                                 $   117,094      $   (68,367)     $   353,234      $  (274,653)
                                                   ===========      ===========      ===========      ===========
 Net Income (Loss) per Share
       Basic                                       $      0.02      $     (0.01)     $      0.05      $     (0.04)
                                                   ===========      ===========      ===========      ===========
       Diluted                                     $      0.02      $     (0.01)     $      0.05      $     (0.04)
                                                   ===========      ===========      ===========      ===========
 Weighted Average of Common Shares Outstanding
       Basic                                         7,453,894        7,451,044        7,452,944        7,349,804
                                                   ===========      ===========      ===========      ===========
       Diluted                                       7,604,776        7,451,044        7,621,787        7,349,804
                                                   ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

                                                                                         (Unaudited)
                                                                                   For the Six Months Ended
                                                                               --------------------------------
                                                                               June 30, 2003      June 30, 2002
                                                                               -------------      -------------
Cash Flows from Operating Activities
      Net income (loss)                                                         $    353,234      $   (274,653)
      Adjustments to reconcile loss
           to net cash provided by (used for) operating activities:
                Depreciation and amortization                                        246,813           219,934
                Stock based compensation                                              98,677           159,330
      (Increase) decrease in:
                Accounts receivable, net of allowance                               (355,250)         (136,928)
                Unbilled services                                                    (21,032)           29,040
                Inventory                                                            (13,065)          (33,707)
                Accrued interest receivable                                           18,645             1,159
                Prepaid expenses                                                      18,001               (58)
      Increase (decrease) in:
                Accounts payable and accrued expenses                                 28,765          (135,226)
                Customer deposits                                                   (248,129)           48,019
                Unearned revenue                                                      84,067             5,898
                                                                                ------------      ------------
Cash provided by (used in) operating activities                                      210,726          (117,192)
                                                                                ------------      ------------
Cash Flows from Investing Activities
      Acquisitions of property and equipment                                         (81,946)         (434,296)
      Sales of investment securities                                               5,293,602                --
      Purchase of investment securities                                                   --            (3,878)
                                                                                ------------      ------------
Cash (used in) investing activities                                                5,211,656          (438,174)
                                                                                ------------      ------------
Cash Flows from Financing Activities
      Repayments of long term debt                                                  (132,076)          (86,391)
      Proceeds from issuance of long term debt                                            --           315,663
      Cash received from stock options exercised                                       4,510           205,884
                                                                                ------------      ------------
Cash provided by financing activities                                               (127,566)          435,156
                                                                                ------------      ------------
Increase (decrease) in cash and cash equivalents                                   5,294,816          (120,210)
Cash and cash equivalents - beginning of period                                    4,819,967         4,889,272
                                                                                ------------      ------------
Cash and cash equivalents - end of period                                       $ 10,114,783      $  4,769,062
                                                                                ============      ============

Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for:
                Interest                                                        $     36,855      $     47,338
                                                                                ============      ============
                Income taxes                                                    $     66,000      $    120,202
                                                                                ============      ============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, June 30, 2003     (Unaudited)
--------------------------------------------------------------------------------

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

          Repairs and maintenance, which do not extend the useful lives of the related assets, are expensed as incurred.
     f. LICENSE AND DEFERRED COSTS - License costs are amortized over 17 years on a straight line basis and result from our exclusive licensing agreement with the Trustees of Columbia University. Deferred financing costs were incurred in connection with our various loan facilities. Deferred financing costs are amortized on a straight-line basis over the duration of the related loan.
     g. IMPAIRMENT - We review intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe none of our intangible and long-lived assets are impaired as of June 30, 2003.
     h. REVENUE RECOGNITION - We record revenue from fixed-price contracts extending over more than one accounting period on a percentage-of-completion basis. Percentage-of-completion is determined based on the proportion of completed costs to total anticipated costs on each contract. If we determine that a loss will result from the performance of a contract, the entire amount of estimated loss is charged against income in the period in which the determination is made. In general, prerequisites for billings are established by contractual provisions including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services arise when services have been rendered but clients have not been billed. Similarly, unearned revenue represents amounts billed in excess of revenue recognized. Revenues from product sales are recognized upon transfer of title to the product, which generally occurs upon shipment to the customer.
     i. DIRECT COSTS - We expense direct costs as such costs are incurred. Direct costs in the MCS division include: (1) costs incurred for direct materials used in the services performed under research contracts, (2) an allocation of the compensation costs for the time incurred on such contracts by our scientists, (3) an allocation of indirect materials costs for general laboratory expenses incurred for the benefit of all contracts in process, and (4) an allocation of certain general and administrative expenses incurred by CMT. The direct costs of the SM division represent the direct costs of research products sold, including an allocation of the compensation costs for production personnel, and an allocation of certain general and administrative expenses incurred by CMT.
     j. RESEARCH AND DEVELOPMENT COSTS - We expense research and development costs as such costs are incurred. The operations of Sentigen Corp. are reflected as research and development expenses in our consolidated statements of operations. Sentigen Corp's operations, since its inception in February 2000, consist entirely of research and development.
     k. CORPORATE OVERHEAD COSTS - We expense corporate overhead costs as such costs are incurred. The operations of the holding company are reflected as corporate overhead expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for our chairman of the board, chief financial officer, and administrative assistant, (2) professional fees for legal and audit services, (3) office rental, utilities and communication costs, (4) stock market listing fees and
          (5) business travel expenses.
     l. RESEARCH GRANTS - CMT was engaged in research and development activities under grant from the National Institute of Health (NIH). The research expenses incurred under the grants were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it was a reimbursement of amounts passed through to sub-recipients (See Note 4).
     m. INCOME TAXES - We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carryforwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.
     n. ADVERTISING, MARKETING AND SALES COSTS - We expense all costs relating to advertising, marketing and sales as such costs are incurred.
     o. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
     p. EARNINGS PER SHARE - The accompanying financial statements include earnings per share calculated as required by SFAS No. 128 "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. For the three and six month periods ending June 30, 2003, 150,882 and 168,843 shares of potential common stock, respectively were included in the calculation of diluted earnings per share. Potential common stock was excluded from the computation for the three and six month periods ending June 30, 2002 because SFAS No. 128 prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported.
     q. STOCK-BASED COMPENSATION - SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by us where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations.
     r. SEGMENTS - The accompanying financial statements include segment disclosure as required by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which expands and modifies disclosures but has no impact on our consolidated financial position or results of operations or cash flows. Our reportable operating segments are: MCS, SM and Sentigen Corp (See Note 3).
     s. NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for intangible assets and goodwill acquired in a business combination. The adoption of SFAS No. 141 did not have a material effect on our financial position or results of operations.

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

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company did not undertake any exit or disposal activities for the three and six month periods ending June 30, 2003.

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

                                                   For the three months
                                                     ended June 30,
                                                ------------------------
                                                   2003           2002
                                                ---------      ---------
          Net Income (Loss):
            As reported                         $ 117,094      $ (68,367)
          Pro-forma expense as if
               stock options were charged
               against net loss                   (41,856)       (52,863)
                                                ---------      ---------
          Pro-forma net income (loss) using
               the fair value method            $  75,238      $(121,230)
                                                =========      =========
          Diluted EPS:
               As reported                      $    0.02      $   (0.01)
               Pro-forma using the fair
               value method                     $    0.01      $   (0.02)

                                                    For the six months
                                                      ended June 30,
                                                ------------------------
                                                   2003           2002
                                                ---------      ---------
          Net Income (Loss):
            As reported                         $ 353,234      $(274,653)
          Pro-forma expense as if
               stock options were charged
               against net loss                   (79,712)      (100,876)
                                                ---------      ---------
          Pro-forma net income (loss) using
               the fair value method            $ 273,522      $(375,529)
                                                =========      =========
          Diluted EPS:
               As reported                      $    0.05      $   (0.04)
               Pro-forma using the fair
               value method                     $    0.04      $   (0.05)

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

          In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of June 30, 2003.

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

3.   SEGMENT INFORMATION

     We operate through our two wholly-owned subsidiaries, CMT and Sentigen Corp. CMT is evaluated on the performance of its two divisions, MCS and SM. Sentigen Corp. is engaged in research and development. We consider MCS, SM and Sentigen Corp. as our three separate and distinct reportable operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. We account for sales and transfers between segments, if any, as if the transactions were to third parties, that is at current market prices. All inter-company transactions have been eliminated in the presentation of segment information.

                                                       For the Three Months Ended
                                                      ----------------------------
                                                       June 30,          June 30,
                                                         2003              2002
                                                      -----------      -----------
Revenues
       MCS                                            $ 1,589,034      $ 1,153,028
       SM                                                 793,800          772,037
       Sentigen                                                --               --
                                                      -----------      -----------
Revenues for reportable segments                        2,382,834        1,925,065
Elimination of intersegment revenues                      (18,587)         (24,526)
                                                      -----------      -----------
Total Reported                                        $ 2,364,247      $ 1,900,539
                                                      -----------      -----------
Income (Loss) from Operations
       MCS                                            $   457,907      $   204,147
       SM                                                 262,735          285,204
       Sentigen                                          (347,927)        (304,430)
                                                      -----------      -----------
Income from operations for reportable segments            372,715          184,921
Corporate loss unallocated to reportable segments        (230,834)        (275,755)
                                                      -----------      -----------
Total Reported                                        $   141,881      $   (90,834)
                                                      -----------      -----------
Depreciation an Amortization
       MCS                                            $    82,092      $    74,096
       SM                                                  22,896           22,096
       Sentigen                                            16,191           20,565
                                                      -----------      -----------
Depreciation and amortization for
     reportable segments                                  121,179          116,757
Corporate depreciation and amortization
     unallocated to segments                                3,403            3,030
                                                      -----------      -----------
Total Reported                                        $   124,582      $   119,787
                                                      -----------      -----------

                                                         For the Six Months Ended
                                                      ------------------------------
                                                        June 30,          June 30,
                                                          2003              2002
                                                      ------------      ------------
Revenues
       MCS                                            $  3,031,559      $  2,233,056
       SM                                                1,560,045         1,448,623
       Sentigen                                                 --                --
                                                      ------------      ------------
Revenues for reportable segments                         4,591,604         3,681,679
Elimination of intersegment revenues                       (42,340)          (58,562)
                                                      ------------      ------------
Total Reported                                        $  4,549,264      $  3,623,117
                                                      ------------      ------------

Income (Loss) from Operations
       MCS                                            $    920,690      $    380,559
       SM                                                  588,819           557,339
       Sentigen                                           (589,571)         (676,697)
                                                      ------------      ------------
Income from operations for reportable segments             919,938           261,201
Corporate loss unallocated to reportable segments         (507,196)         (590,374)
                                                      ------------      ------------
Total Reported                                        $    412,742      $   (329,173)
                                                      ------------      ------------
Depreciation and Amortization
       MCS                                            $    163,333      $    134,831
       SM                                                   44,192            37,914
       Sentigen                                             32,609            41,129
                                                      ------------      ------------
Depreciation and amortization for
     reportable segments                                   240,134           213,874
Corporate depreciation and amortization
     unallocated to segments                                 6,679             6,060
                                                      ------------      ------------
Total Reported                                        $    246,813      $    219,934
                                                      ------------      ------------

                                                        June 30,        December 31,
                                                          2003              2002
                                                      ------------      ------------
 Segment Assets
       MCS                                            $  1,635,707      $  1,480,390
       SM                                                  900,163           793,646
       Sentigen                                            496,888           581,303
                                                      ------------      ------------
Total assets for reportable segments                     3,032,758         2,855,339
Corporate assets unallocated to segments                10,290,908        10,293,096
                                                      ------------      ------------
Total Reported                                        $ 13,323,666      $ 13,148,435
                                                      ------------      ------------

4.   RESEARCH GRANTS

     The SM division, in collaboration with Harvard University, is the recipient of an NIH Federal Phase II Grant in the amount of $757,532. The research performed under this grant originally covered the period from July 1998 through August 2001, but was extended through March 2002.

     For the six months ended June 30, 2002 research expenses incurred were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it is a reimbursement of amounts passed through to sub-recipients. The amounts received and expended are as follows:

                                                           For the Three Months
                                                              Ended June 30,
                                                           ---------------------
                                                             2003         2002
                                                           --------     --------
      SM NIH funding received                              $     --     $     --
      NIH research expenses incurred by sub-recipients           --           --
                                                           --------     --------
      Net effect on our
           Statements of Operations for the
             three months then ended                       $     --     $     --
                                                           ========     ========

                                                             For the Six Months
                                                               Ended June 30,
                                                           ---------------------
                                                             2003         2002
                                                           --------     --------
      SM NIH funding received                              $     --     $ 17,337
      NIH research expenses incurred by sub-recipients           --      (17,337)
                                                           --------     --------
      Net effect on our
           Statements of Operations for the
             three months then ended                       $     --     $     --
                                                           ========     ========


     There was no activity under NIH funded grants during the three and six month periods ending June 30, 2003.

5.   EARNINGS PER SHARE

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted earnings per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. For the three and six month periods ending June 30, 2003, 150,882 and 168,843 shares of potential common stock, respectively were included in the calculation of diluted earnings per share. Potential common stock was excluded from the computation for the three and six month periods ending June 30, 2002 because SFAS No. 128 "Earnings per Share," which prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported.

6.   INVENTORY

     Inventory as of June 30, 2003 and December 31, 2002 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory as of June 30, 2003 and December 31, 2002 are as follows:

                                                          June 30,   December 31,
                                                            2003         2002
                                                          --------   ------------
               Finished goods                             $130,009     $123,464
               Packaging materials                          26,180       30,093
               Raw materials                                68,980       58,547
                                                          --------     --------
               Total inventory                            $225,169     $212,104
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

         Inventory adjustments. Inventories are stated at the lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Our stock levels generally do not exceed one quarter's expectation of usage or sales. Inventories were stated at $225,169 and no reserve for impairment or obsolescence was necessary as of June 30, 2003.

         Impairment of intangibles. Our intangible assets consist primarily of license costs of $356,393 as of June 30, 2003, and are the result of our exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of our agreement with the Trustees of Columbia University) less accumulated amortization. The value of the license is subject to an amortization period of 17 years. We review the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of June 30, 2003.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30,
2002

         Revenues. Revenues for the three months ended June 30, 2003 were $2,364,247 compared to revenue of $1,900,539 for the three months ended June 30, 2002. This increase of $463,708, or 24%, was the result of an increase of $441,945, or 39%, in contract revenue from CMT's MCS division and an increase of $21,763, or 3%, in revenue from CMT's SM division. Our revenues were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

         An analysis of our revenues from the MCS division is as follows:

                                       For the Three Months Ended
                                                June 30,
                                       --------------------------     Percent
                                          2003           2002         Change
                                       ----------     ----------      -------
               HTS contract            $  600,000     $  501,000        20%
               All other contracts        970,447        627,502        55%
                                       ----------     ----------
               Total                   $1,570,447     $1,128,502        39%
                                       ==========     ==========

         The contract revenue for high-throughput screening, or HTS, services is derived from a retainer contract. The contract provides for payments of $200,000 per month, regardless of the volume of services performed during the month. The term of the contract is for one year and ends on December 31, 2003. The 20% increase in the revenues we received under the contract resulted from the increase in HTS services required by the customer to support its HTS programs during the three months ended June 30, 2003 compared to the three months ended June 30, 2002. We expect to enter into negotiations for a new 2004 HTS contract, although we cannot assure you that we will be successful in this regard. The 55% growth from other contracts was driven by: (1) mouse genetics services, (2) protein expression services and (3) services for the pre-clinical analysis of compound efficacy on diminishing or eliminating pathogen infection.

         Revenues from the SM division grew 3% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase was generally the result of the price increases implemented on January 1, 2003.

         Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended June 30, 2003 was $1,542,521 compared to income after direct costs of $1,179,557 for the three months ended June 30, 2002. Gross margin for the three months ended June 30, 2003 was 65% compared to 62% for the three months ended June 30, 2002. This increase was driven by reduced direct materials costs for both the MCS division and the SM division.

         Operating Expenses. Operating expenses for the three months ended June 30, 2003 were $1,400,640 compared to $1,270,391 for the three months ended June 30, 2002. This increase of $130,249, or 10%, was primarily attributable to an increase of $120,936 in the selling, general and administrative expenses of CMT, an increase of $21,370 in the research and development costs of Sentigen Corp., and an increase of $28,442 in stock based compensation. These increases were partially offset in part by a decrease of $45,294 in corporate overhead.

         Income / Loss from Operations. Income from operations for the three months ended June 30, 2003 was $141,881 compared to a loss from operations of $90,834 for the three months ended June 30, 2002. The components of this improvement are as follows:

                                  For the Three Months Ended
                                          June 30,
                                  -------------------------      Percent
                                    2003            2002         Change
                                  ---------      ---------       -------
               CMT                $ 720,642      $ 489,351         47%
               Sentigen Corp.      (347,927)      (304,430)       (14%)
               Corporate           (230,834)      (275,755)        16%
                                  ---------      ---------
               Total              $ 141,881      $ (90,834)       256%
                                  =========      =========


         The increase in the income from operations of CMT was driven by its 24% increase in revenues together with higher gross margins due to reduced materials costs. The loss from operations attributable to Sentigen Corp. increased due to higher research and development and stock based compensation costs. The loss from corporate activities decreased due to lower professional fees and travel expenses during the quarter ended June 30, 2003 compared to the 2002 period.

         Interest income. Interest income, net of interest expenses declined by $54,432 due to the fall in yields on U.S. Treasury and money market securities in which we invest our available cash.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

         Revenues. Revenues for the six months ended June 30, 2003 were $4,549,264 compared to revenue of $3,623,117 for the six months ended June 30, 2002. This increase of $926,147, or 26%, was the result of an increase of $814,725, or 37%, in contract revenue from CMT's MCS division and an increase of $111,422, or 8%, in revenue from CMT's SM division. Our revenues were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

         An analysis of our revenues from the MCS division is as follows:

                                       For the Six Months Ended
                                                June 30,
                                       -------------------------       Percent
                                          2003           2002          Change
                                       ----------     ----------       -------
               HTS contract            $1,200,000     $1,002,000         20%
               All other contracts      1,789,219      1,172,494         53%
                                       ----------     ----------
               Total                   $2,989,219     $2,174,494         37%
                                       ==========     ==========


         The contract revenue for high-throughput screening, or HTS, services is derived from a retainer contract. The contract provides for payments of $200,000 per month, regardless of the volume of services performed during the month. The term of the contract is for one year and ends on December 31, 2003. The 20% increase in the revenues we received under the contract resulted from the increase in HTS services required by the customer to support its HTS programs during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. We expect to enter into negotiations for a new 2004 HTS contract, although we cannot assure you that we will be successful in this regard. The 53% growth from other contracts was driven by: (1) mouse genetics services, (2) protein expression services and (3) services for the pre-clinical analysis of compound efficacy on diminishing or eliminating pathogen infection.

         Revenues from the SM division grew 8% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This growth was driven by three factors:

     o an increase in sales of the SM division's line of Murine Embryonic stem cells and feeder cells as well as media associated with this product line;

     o increase in sales of the SM division's proprietary formulations sold under private label; and

     o    price increases implemented as of January 1, 2003.


         Income after Direct Costs and Gross Margin. Income after direct costs for the six months ended June 30, 2003 was $3,039,022 compared to income after direct costs of $2,294,912 for the six months ended June 30, 2002. Gross margin for the six months ended June 30, 2003 was 67% compared to 63% for the three months ended June 30, 2002. This increase was driven by reduced direct materials costs for both the MCS division, and the SM division.

         Operating Expenses. Operating expenses for the six months ended June 30, 2003 were $2,626,280 compared to $2,624,085 for the six months ended June 30, 2002. Selling, general and administrative expenses of CMT increased 131,223 during the six months ended June 30, 2003 and depreciation and amortization increased $26,879 for the same period. These increases were partially offset by a decrease of $83,797 in corporate overhead , a decrease of $60,653 in stock based compensation and a decrease of $11,457 in the research and development costs of Sentigen Corp.

         Income / Loss from Operations. Income from operations for the six months ended June 30, 2003 was $412,742 compared to a loss from operations of $329,173 for the six months ended June 30, 2002. The components of this improvement are as follows:

                                    For the Six Months Ended
                                            June 30,
                                  ----------------------------      Percent
                                     2003              2002         Change
                                  -----------      -----------      -------
               CMT                $ 1,509,509      $   937,898        61%
               Sentigen Corp.        (589,571)        (676,697)       13%
               Corporate             (507,196)        (590,374)       14%
                                  -----------      -----------
               Total              $   412,742      $  (329,173)      225%
                                  ===========      ===========

         The increased income from operations of CMT was driven by its 26% increase in revenues. The revenue increase was augmented by higher gross margins due to reduced materials costs. The loss from operations attributable to Sentigen Corp. decreased due to lower research and development and stock based compensation costs. The loss from corporate activities improved due to lower professional fees and travel expenses during the six months ended June 30, 2003 compared to the 2002 period.

         Interest income. Interest income, net of interest expenses declined by $118,686 due to the fall in yields on U.S. Treasury and money market securities, in which we invest our available cash.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003 we had $10,114,783 in cash and working capital of $10,281,522. During the six months ended June 30, 2003 we financed our operations and capital expenditures through working capital.

         On January 22, 2003 we sold our $5,250,000 face value, 2.125% U.S. Treasury Note maturing on October 31, 2004. The proceeds from the sale were reinvested in 90-day U.S. Treasury Bills. Capital gains recognized from the transaction were minimal. This sale accounts for the majority of the $5,294,816 increase in cash and cash equivalents reported in our consolidated balance sheet.

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

         Cell & Molecular Technologies, Inc.

         In October 2002, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, we recorded the equipment on our balance sheet and an offsetting capital lease liability of $95,945. We used a fixed interest rate of 7.40% to approximate the borrowing rate for the lease. The equipment will be depreciated on a straight-line basis through the term of the lease which expires in September 2005. Through June 30, 2003, we made rental payments of $27,050. Of those payments, we applied $22,890 to the capital lease liability and $4,160 to interest expense. As of June 30, 2003 the total remaining lease obligation amounted to $73,055.

         During the first quarter of 2001 we leased approximately 3,000 square feet of laboratory space to accommodate CMT's High Throughput Screening applications and assay development services group. In connection with this new facility, CMT borrowed $404,337 under a $720,000 loan commitment to finance capital equipment expenditures. In March 2002, CMT borrowed the remaining $315,663 available under this loan commitment to finance capital expenditures made in connection with our new facility in Phillipsburg, New Jersey. We are required to repay this loan over a seven year period that commenced in June 2002. The terms of the loan require CMT to maintain annual cash flow equal to 1.25 to 1.00 times the total annual debt service of CMT and a ratio of debt to net worth of 3.00 to 1.00. CMT complied with these terms as of and during the six months ended June 30, 2003. Sentigen Holding Corp. guarantees this obligation of CMT. The unpaid principal balance on this loan at June 30, 2003 was $630,626. On April 15, 2003, CMT renegotiated the interest rate on this loan from a fixed rate of 7.40% to a fixed rate of 5.250%. The amortization period of the loan remained unchanged.

         Sentigen Corp.

         In June 2001, Sentigen Corp. borrowed an additional $60,000 under its existing $500,000 loan facility. This facility has a term of five years, may be used to finance capital expenditures. Sentigen Holding Corp. guarantees this obligation of Sentigen Corp. The loan also requires that Sentigen Holding Corp. keep unencumbered liquid assets equaling two-times the combined outstanding loan balances for Sentigen and CMT. We complied with these terms as of June 30, 2003. As of June 30, 2003, Sentigen Corp. had borrowed a total of $300,000 under this facility, and the unpaid principal balance on this loan was $126,217. On February 5, 2003 we renegotiated the interest rate on this borrowing from the fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate plus 1.00% with a minimum interest rate of 5.50%.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company did not undertake any exit or disposal activities for the six months ended June 30, 2003.

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

                                                       For the three months
                                                          ended June 30,
                                                     ------------------------
                                                       2003            2002
                                                     ---------      ---------
               Net Income (Loss):
                 As reported                         $ 117,094      $ (68,367)
               Pro-forma expense as if
                    stock options were charged
                    against net loss                   (41,856)       (52,863)
                                                     ---------      ---------
               Pro-forma net income (loss) using
                    the fair value method            $  75,238      $(121,230)
                                                     =========      =========
               Diluted EPS:
                    As reported                      $    0.02      $   (0.01)
                    Pro-forma using the fair
                    value method                     $    0.01      $   (0.02)

                                                        For the six months
                                                          ended June 30,
                                                     ------------------------
                                                       2003           2002
                                                     ---------      ---------
               Net Income (Loss):
                 As reported                         $ 353,234      $(274,653)
               Pro-forma expense as if
                    stock options were charged
                    against net loss                   (79,712)      (100,876)
                                                     ---------      ---------
               Pro-forma net income (loss) using
                    the fair value method            $ 273,522      $(375,529)
                                                     =========      =========
               Diluted EPS:
                    As reported                      $    0.05      $   (0.04)
                    Pro-forma using the fair
                    value method                     $    0.04      $   (0.05)

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest rate entities as of June 30, 2003.

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

         At June 30, 2003, we have total debt of $1,164,893. This debt consists of a capital lease, three bank notes used for equipment financing and a mortgage on our executive office at 580 Marshall Street, Phillipsburg, New Jersey 08865. Our payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest.

         On February 5, 2003, CMT renegotiated the interest rate on its equipment loan maturing August 2004 from a fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate of interest plus 1.00% with a minimum interest rate of 5.50%.

         On February 5, 2003, Sentigen Corp. renegotiated the interest rate on its equipment loan maturing May 2005 from a fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate of interest plus 1.00% with a minimum interest rate of 5.50%.

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

ITEM 4. CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         RECENT ISSUANCES OF UNREGISTERED SECURITIES

         Not applicable.

         USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO RULE 13a-14 AND 15d-14 UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

         31.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO RULE 13a-14 AND 15d-14 UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

         32.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN HOLDING CORP.PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SENTIGEN HOLDING CORP.


Dated:  August 14, 2003
                                     By: /s/  Fredrick B. Rolff
                                        ----------------------------------------
                                        Fredrick B. Rolff,
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)