Form 10-Q
period 2003-09-03
SENTIGEN HOLDING CORP
filed 2003-11-14
CIK 864890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ==================================
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                       TO
                                  ---------------------    ---------------------

                         COMMISSION FILE NUMBER:    0-18700

                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                    13-3570672
===============================              ===============================
(State or Other Jurisdiction of              (I.R.S. Employer Identification
 Incorporation or Organization)                          Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of November 14, 2003 the registrant had outstanding 7,454,744 shares of its Common Stock, $.01 par value.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                             Page
                                                                                             ----
PART I.    FINANCIAL INFORMATION........................................................      3

Item 1.    Consolidated Financial Statements............................................      3
                Consolidated Balance Sheets
                      September 30, 2003 (Unaudited) and December 31, 2002..............      3

                Consolidated Statements of Operations (Unaudited)
                      For the three and nine months ended, September 30, 2003 and 2002..      4

                Consolidated Statements of Cash Flows (Unaudited)
                      For the nine months ended, September 30, 2003 and 2002............      5

           Notes to Consolidated Financial Statements (Unaudited).......................      6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................     15

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.......................     25

Item 4.    Controls and Procedures......................................................     25

PART II.   OTHER INFORMATION............................................................     26

Item 1.    Legal Proceedings............................................................     26
Item 2.    Changes in Securities and Use of Proceeds....................................     26
Item 3.    Default Upon Senior Securities...............................................     26
Item 4.    Submission of Matters to a Vote of Security Holders..........................     26
Item 5.    Other Information............................................................     26
Item 6.    Exhibits and Reports on Form 8-K.............................................     26

SIGNATURES .............................................................................     27

Exhibit 10.1       EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND ERIK R. LUNDH                28

Exhibit 10.2       AMENDMENT TO OPTION AGREEMENT BETWEEN THE COMPANY AND
                   JOSEPH K. PAGANO DATED SEPTEMBER 3, 2003                                  36

Exhibit 10.3       STOCK OPTION AGREEMENT BETWEEN THE COMPANY AND JOSEPH K.
                   PAGANO DATED APRIL 30, 1999                                               37

Exhibit 31.1       CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO RULE 13a-15 AND 15d-15 UNDER
                   THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED                       43

Exhibit 31.2       CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO RULE 13a-15 AND 15d-15 UNDER THE
                   SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED                           44

Exhibit 32.1       CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                 45

Exhibit 32.2       CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                 46

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                   (Unaudited)
                                                                   September 30,   December 31,
                                                                      2003            2002
                                                                   -------------   ------------
Assets
     Current Assets
         Cash and cash equivalents                                 $ 10,219,268    $  4,819,967
         Investment securities, available for sale, at
         fair value                                                           -       5,307,419
         Accounts receivable - net of allowance for doubtful
                accounts of $45,000 for 2003 and 2002                   872,208         509,298
         Unbilled services                                                5,655          15,400
         Inventory                                                      250,103         212,104
         Accrued interest receivable                                     20,163          18,645
         Prepaid expenses                                                92,089         175,716
                                                                   ------------    ------------
                                                                     11,459,486      11,058,549
                                                                   ------------    ------------

     Property, plant and equipment                                    3,681,346       3,535,355
     Equipment under capital lease                                      130,945          95,945
     Less: Accumulated depreciation                                   2,298,679       1,938,272
                                                                   ------------    ------------

                                                                      1,513,612       1,693,028
                                                                   ------------    ------------
     Other Assets
         Security deposits                                               17,961          17,961
         Deferred financing costs - net of accumulated
               amortization of $5,217 for 2003 and $4,116
               for 2002                                                   8,443           9,544
         License costs - net of accumulated amortization
               of $90,712 for 2003 and $71,272 for 2002                 349,913         369,353
                                                                   ------------    ------------
                                                                        376,317         396,858
                                                                   ------------    ------------

Total Assets                                                       $ 13,349,415    $ 13,148,435
                                                                   ============    ============

Liabilities and Stockholders' Equity
     Current Liabilities
         Current maturities of long-term debt                           226,471         235,234
         Liability under capital lease - current portion                 43,704          30,574
         Accounts payable and accrued expenses                          680,576         511,620
         Customer deposits                                              100,279         410,507
         Unearned revenue                                                93,750          58,850
                                                                   ------------    ------------

                                                                      1,144,780       1,246,785

     Liability under capital lease - long-term                           53,878          57,486
     Long-term debt - net of current maturities                         804,928         973,675
                                                                   ------------    ------------

     Total liabilities                                                2,003,586       2,277,946
                                                                   ------------    ------------

     Stockholders' Equity
         Preferred Stock - $.01 par value, 5,000,000 shares
               authorized - none issued or outstanding                        -               -
         Common Stock - $.01 par value, 20,000,000 shares
               authorized, 7,454,744 and 7,451,044 shares
               issued and outstanding in 2003 and 2002,
               respectively                                              74,547          74,511
         Additional paid-in capital                                  13,177,845      12,237,896
         Accumulated other comprehensive income                               -          13,817
         Accumulated deficit                                         (1,906,563)     (1,455,735)
                                                                   ------------    ------------

     Total stockholders' equity                                      11,345,829      10,870,489
                                                                   ------------    ------------

Total Liabilities and Stockholders' Equity                         $ 13,349,415    $ 13,148,435
                                                                   ============    ============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                              (Unaudited)                            (Unaudited)
                                                      For the Three Months Ended             For the Nine Months Ended
                                                     -----------------------------           --------------------------
                                                   September 30,      September 30,        September 30,     September 30,
                                                        2003              2002                 2003              2002
                                                        ----              ----                 ----              ----
Revenue
     Molecular cell science                          $ 1,525,064       $ 1,108,307          $ 4,514,283      $  3,282,801
     Specialty media                                     692,207           673,331            2,252,252         2,121,954
                                                     -----------       -----------          -----------      ------------

                                                       2,217,271         1,781,638            6,766,535         5,404,755
                                                     -----------       -----------          -----------      ------------
Direct Costs
      Molecular cell science                             485,207           345,214            1,390,574         1,079,166
      Specialty media                                    312,201           257,944              917,076           852,197
                                                     -----------       -----------          -----------      ------------

                                                         797,408           603,158            2,307,650         1,931,363
                                                     -----------       -----------          -----------      ------------
Income After Direct Costs
      Molecular cell science                           1,039,857           763,093            3,123,709         2,203,635
      Specialty media                                    380,006           415,387            1,335,176         1,269,757
                                                     -----------       -----------          -----------      ------------

                                                       1,419,863         1,178,480            4,458,885         3,473,392
                                                     -----------       -----------          -----------      ------------
Operating Expenses
      Selling, general and administrative costs          691,307           586,944            1,980,896         1,745,310
      Research and development                           279,590           209,914              770,273           712,054
      Corporate overhead                                 267,033           195,470              767,550           779,784
      Stock based compensation                           836,798            55,328              935,475           214,658
      Depreciation and amortization                      134,134           181,809              380,948           401,744
                                                     -----------       -----------          -----------      ------------

                                                       2,208,862         1,229,465            4,835,142         3,853,550
                                                     -----------       -----------          -----------      ------------

Loss From Operations                                    (788,999)          (50,985)            (376,257)         (380,158)
                                                     -----------       -----------          -----------      ------------

Interest income                                           21,184            75,285               69,267           252,537
Interest expense                                         (16,077)          (27,122)             (52,932)          (74,460)
                                                     -----------       -----------          -----------      ------------

Interest income, net of expense                            5,107            48,163               16,335           178,077
                                                     -----------       -----------          -----------      ------------

Loss before Provision for Income Taxes                  (783,892)           (2,822)            (359,922)         (202,081)

Provision for Income Taxes                                20,170            21,894               90,906            97,288
                                                     -----------       -----------          -----------      ------------

Net Loss                                             $  (804,062)      $   (24,716)         $  (450,828)     $   (299,369)
                                                     ===========       ===========          ===========      ============

Net Loss per Share
      Basic and Diluted                              $     (0.11)      $     (0.00)         $     (0.06)     $      (0.04)
                                                     ===========       ===========          ===========      ============

Weighted Average of Common Shares Outstanding
      Basic and Diluted                                7,454,744         7,451,044            7,453,394         7,375,114
                                                     ===========       ===========          ===========      ============

                See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                     (Unaudited)
                                                             For the Nine Months Ended
                                                             -------------------------
                                                            September 30,   September 30,
                                                                2003            2002
                                                            -------------   -------------
Cash Flows from Operating Activities
      Net loss                                              $   (450,828)   $   (299,369)
      Adjustments to reconcile loss
           to net cash provided by operating activities:
                Depreciation and amortization                    380,948         401,744
                Stock based compensation                         935,475         214,658
      (Increase) decrease in:
                Accounts receivable, net of allowance           (362,910)        223,672
                Unbilled services                                  9,745          36,990
                Inventory                                        (37,999)        (43,968)
                Accrued interest receivable                       (1,518)        (69,929)
                Prepaid expenses                                  83,627           9,154
      Increase (decrease) in:
                Accounts payable and accrued expenses            168,956        (171,709)
                Customer deposits                               (310,228)        (52,581)
                Unearned revenue                                  34,900            (185)
                                                            ------------    ------------
Cash provided by operating activities                            450,168         248,477
                                                            ------------    ------------

Cash Flows from Investing Activities
      Acquisitions of property and equipment                    (145,991)       (545,731)
      Sales of investment securities                           5,293,602               -
      Purchase of investment securities                                -          (5,848)
                                                            ------------    ------------
Cash provided by (used in) investing activities                5,147,611        (551,579)
                                                            ------------    ------------

Cash Flows from Financing Activities
      Repayments of long term debt                              (202,988)       (140,516)
      Proceeds from issuance of long term debt                         -         315,663
      Cash received from stock options exercised                   4,510         205,884
                                                            ------------    ------------
Cash (used in) provided by financing activities                 (198,478)        381,031
                                                            ------------    ------------

Increase in cash and cash equivalents                          5,399,301          77,929
Cash and cash equivalents - beginning of period                4,819,967       4,889,272
                                                            ------------    ------------
Cash and cash equivalents - end of period                   $ 10,219,268    $  4,967,201
                                                            ============    ============

Supplemental Disclosures of Cash Flow Information
      Cash paid during the year for:
                Interest                                    $     52,932    $     74,460
                                                            ============    ============
                Income taxes                                $    116,000    $    159,987
                                                            ============    ============
      Non-cash investing activities:
                Equipment acquired under capital lease      $    (35,000)   $          -

      Non-cash financing activities:
                Debt incurred under capital lease           $     35,000    $          -

                See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, September 30, 2003 (Unaudited)

1.       ORGANIZATION AND NATURE OF OPERATIONS

         We are a holding company conducting business through two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. (CMT) and Sentigen Corp. CMT is comprised of a service organization that provides contract research and development (R&D) services, and a products organization that provides cell culture media, reagents and other research products to companies engaged in the drug discovery process. Sentigen Corp. is engaged in scientific research to develop proprietary assays initially for the screening of G Protein-Coupled Receptors, or GPCRs. These proprietary assays potentially have applications in drug discovery, micro-array based detection technologies and environmentally sound pest management solutions for agricultural and human health vectors.

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

         The expenses of Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for our chairman of the board, chief financial officer, executive vice president of commercial operations and administrative assistant, (2) professional fees for legal and audit services, (3) office rental, utilities and communication costs, (4) stock market listing fees and (5) business travel expenses.

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

         g. IMPAIRMENT - We review intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe none of our intangible and long-lived assets are impaired as of September 30, 2003.

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

         k. CORPORATE OVERHEAD COSTS - We expense corporate overhead costs as such costs are incurred. The expenses of the holding company are reflected as corporate overhead expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for our chairman of the board, chief financial officer, executive vice president of commercial operations and administrative assistant, (2) professional fees for legal and audit services, (3) office rental, utilities and communication costs, (4) stock market listing fees and (5) business travel expenses.

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

         m. INCOME TAXES - We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

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

         p. EARNINGS PER SHARE - The accompanying financial statements include earnings per share calculated as required by SFAS No. 128 "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation of fully diluted earnings per share for the three and nine month periods ending September 30, 2003 and 2002 because SFAS No. 128 prohibits adjusting the denominator of diluted earnings per share for additional potential common shares when a net loss from continuing operations is reported.

         q. STOCK-BASED COMPENSATION - SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by us where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations. On September 4, 2003 we extended the life of a stock option previously granted to our Chairman of the Board, Chief Executive Officer and President. The option is for the purchase of 217,000 shares of common stock at $1.625 per share and was originally granted on May 1, 1996. The stock option is fully vested and would have expired on April 30, 2004. The amendment extends the life of the option to April 30, 2006. As a result of this amendment and according to FASB Interpretation No. 44 to APB Opinion No. 25 the company recognized stock based compensation in the amount of $820,407 during the three months ended September 30, 2003 (See
                  Note 7).

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

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company did not undertake any exit or disposal activities for the three and nine month periods ending September 30, 2003.

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

                                            For the three months
                                                   ended
                                                September 30,
                                          ----------------------
                                              2003       2002
                                          ----------   ---------
Net Loss:
     As reported                          $ (804,062)  $ (24,716)
     Pro-forma expense as if
     stock options were charged
     against net loss                        (47,970)    (45,586)
                                          ----------   ---------
Pro-forma net loss
     using the fair value method          $ (852,032)  $ (70,302)
                                          ==========   =========
Diluted EPS:
     As reported                          $    (0.11)  $   (0.00)
     Pro-forma using the fair
     value method                         $    (0.11)  $   (0.01)

                                            For the nine months
                                                   ended
                                                September 30,
                                          ----------------------
                                              2003       2002
                                          ----------   ---------
Net Loss:
     As reported                          $ (450,828)  $(299,369)
     Pro-forma expense as if
     stock options were charged
     against net loss                       (127,682)   (146,462)
                                          ----------   ---------
Pro-forma net income (loss)
     using the fair value method          $ (578,510)  $(445,831)
                                          ==========   =========
Diluted EPS:
     As reported                          $    (0.06)  $   (0.04)
     Pro-forma using the fair
     value method                         $    (0.08)  $   (0.06)

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

                  In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of September 30, 2003.

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

                                                         For the Three Months Ended
                                                      ------------------------------
                                                      September 30,    September 30,
                                                          2003             2002
                                                      -------------    -------------
Revenues
       MCS                                             $ 1,553,281       $1,135,274
       SM                                                   92,207          673,331
       Sentigen                                                  -                -
                                                       -----------       ----------
Revenues for reportable segments                         2,245,488        1,808,605
Elimination of intersegment revenues                       (28,217)         (26,967)
                                                       -----------       ----------
Total Reported                                         $ 2,217,271       $1,781,638
                                                       -----------       ----------
Income (Loss) from Operations
       MCS                                             $   434,000       $  164,602
       SM                                                  167,417          249,680
       Sentigen                                           (301,476)        (266,475)
                                                       -----------       ----------
Income from operations for reportable segments             299,941          147,807
Corporate loss unallocated to reportable segmen ts      (1,088,940)        (198,792)
                                                       -----------       ----------
Total Reported                                         $  (788,999)      $  (50,985)
                                                       -----------       ----------
Depreciation and Amortization
       MCS                                             $    89,758       $  126,596
       SM                                                   26,346           31,326
       Sentigen                                             16,530           20,565
                                                       -----------       ----------
Depreciation and amortization for
     reportable segments                                   132,634          178,487
Corporate depreciation and amortization
     unallocated to segments                                 1,500            3,322
                                                       -----------       ----------
Total Reported                                         $   134,134       $  181,809
                                                       -----------       ----------

                                                         For the Nine Months Ended
                                                      -------------------------------
                                                      September 30,    September 30,
                                                         2003             2002
                                                      -----------      --------------
Revenues
       MCS                                            $ 4,584,840      $3,368,330
       SM                                               2,252,252       2,121,954
       Sentigen                                                 -               -
                                                      -----------      ----------
Revenues for reportable segments                        6,837,092       5,490,284
Elimination of intersegment revenues                      (70,557)        (85,529)
                                                      -----------      ----------
Total Reported                                        $ 6,766,535      $5,404,755
                                                      -----------      ----------
Income (Loss) from Operations
       MCS                                            $ 1,354,690      $  545,161
       SM                                                 756,236         807,019
       Sentigen                                          (891,047)       (943,172)
                                                      -----------      ----------
Income from operations for reportable segments          1,219,879         409,008
Corporate loss unallocated to reportable segments      (1,596,136)       (789,166)
                                                      -----------      ----------
Total Reported                                        $  (376,257)     $ (380,158)
                                                      -----------      ----------
Depreciation and Amortization
       MCS                                            $   253,092      $  261,428
       SM                                                  70,538          69,240
       Sentigen                                            49,139          61,694
                                                      -----------      ----------
Depreciation and amortization for
     reportable segments                                  372,769         392,362
Corporate depreciation and amortization
     unallocated to segments                                8,179           9,382
                                                      -----------      ----------
Total Reported                                        $   380,948      $  401,744
                                                      -----------      ----------

                                                      September 30,    December 31,
                                                         2003             2002
                                                      -------------    ------------
Segment Assets
       MCS                                            $ 1,591,074      $ 1,480,390
       SM                                                 928,139          793,646
       Sentigen                                           483,058          581,303
                                                      -----------      -----------
Total assets for reportable segments                    3,002,271        2,855,339
Corporate assets unallocated to segments               10,347,144       10,293,096
                                                      -----------      -----------
Total Reported                                        $13,349,415      $13,148,435
                                                      -----------      -----------

4.       RESEARCH GRANTS

         The SM division, in collaboration with Harvard University, is the recipient of an NIH Federal Phase II Grant in the amount of $757,532. The research performed under this grant originally covered the period from July 1998 through August 2001, but was extended through March 2002.

         For the nine months ended September 30, 2002 research expenses incurred were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it is a reimbursement of amounts passed through to sub-recipients. The amounts received and expended are as follows:

                                                        For the Nine Months
                                                               ended
                                                            September 30,
                                                       ---------------------
                                                         2003         2002
                                                       ---------    --------
SM NIH funding received                                $     -      $ 17,337
NIH research expenses incurred by sub-recipients             -       (17,337)
                                                       -------      --------
Net effect on our
      Statements of Operations for the
        three months then ended                        $     -      $      -
                                                       =======      ========

         During the three and nine month periods ending September 30, 2003 and during the three month period ended September 30, 2002 there was no activity under NIH funded grants.

5.       EARNINGS PER SHARE

         Basic earnings (loss) per share is calculated by dividing net income
         (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted earnings per share includes the effects of securities that are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation of diluted earnings per share for the three and nine month periods ending September 30, 2003 and 2002 because SFAS No. 128 "Earnings per Share," prohibits adjusting the denominator of diluted earnings per share for additional potential common shares when a net loss from continuing operations is reported.

6.       INVENTORY

         Inventory as of September 30, 2003 and December 31, 2002 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory as of September 30, 2003 and December 31, 2002 are as follows:

                           September 30,   December 31,
                              2003            2002
                           -------------   ------------
Finished goods             $   142,091     $  123,464
Packaging materials             33,980         30,093
Raw materials                   74,032         58,547
                           -----------     ----------
Total inventory            $   250,103     $  212,104
                           ===========     ==========

7.       AMENDMENT OF OPTION AGREEMENT

         On September 4, 2003 we amended an option agreement with our Chairman of the Board, Chief Executive Officer and President. The option is for the purchase of 217,000 shares of our common stock at $1.625 per share and was originally granted on May 1, 1996. The stock option is fully vested and would have expired on April 30, 2004. The amendment extends the life of the option to April 30, 2006. All other terms of the stock option agreement remain unchanged. As a result of this amendment and according to FASB Interpretation No. 44 to APB Opinion No. 25 the company recognized stock based compensation in the amount of $820,407 during the three months ended September 30, 2003.

8.       EMPLOYMENT AND OPTION AGREEMENT WITH ERIK R. LUNDH

         On September 2, 2003 we entered into an employment agreement with Mr. Lundh to serve as our Executive Vice President of Commercial Operations. The agreement is for an initial term of one year and automatically renews thereafter unless notice is given by one of the parties. The employment agreement provides for annual base compensation of $200,000. Mr. Lundh is also entitled to participate in a bonus plan, which will be based on certain operational and financial milestones. The bonus under the plan shall not be less $8,219 in 2003 and shall not be less than $25,000 in 2004. Pursuant to the employment agreement, we granted Mr. Lundh an option to purchase 50,000 shares of our common stock at $4.75 per share. This option expires on September 2, 2013 and vests in five equal annual installments commencing on September 2, 2004. Pursuant to this agreement we leased an apartment in New York, New York for Mr. Lundh for a term of one year, beginning October 1, 2003. The monthly rent for the apartment is $2,450.

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

OVERVIEW

         We are a holding company conducting business through two wholly owned operating subsidiaries, CMT and Sentigen Corp. CMT is comprised of a service organization that provides contract research and development services, and a products organization that provides cell culture media, reagents and other research products to companies engaged in the drug discovery process. Sentigen Corp. is engaged in scientific research to develop proprietary assays initially for the screening of G Protein-Coupled Receptors, or GPCRs. These proprietary assays potentially have applications in drug discovery, micro-array based detection technologies and environmentally sound pest management solutions for agricultural and human health vectors.

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

         Sentigen Holding Corp.

         The expenses of Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for our chairman of the board, chief financial officer, executive vice president of commercial operations and administrative assistant, (2) professional fees for legal and audit services, (3) office rental, utilities and communication costs,
(4) stock market listing fees and (5) business travel expenses.

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

         Inventory adjustments. Inventories are stated at the lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Our stock levels generally do not exceed one quarter's expectation of usage or sales. Inventories were stated at $250,103 and no reserve for impairment or obsolescence was necessary as of September 30, 2003.

         Impairment of intangibles. Our intangible assets consist primarily of license costs of $349,913 as of September 30, 2003, and are the result of our exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of our agreement with the Trustees of Columbia University) less accumulated amortization. The value of the license is subject to an amortization period of 17 years. We review the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of September 30, 2003.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Revenues for the three months ended September 30, 2003 were $2,217,271 compared to revenue of $1,781,638 for the three months ended September 30, 2002. This increase of $435,633, or 24%, was the result of an increase of $416,757, or 38%, in contract revenue from CMT's MCS division and an increase of $18,876, or 3%, in revenue from CMT's SM division. Our revenues were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

         An analysis of our revenues from the MCS division is as follows:

                          For the Three Months Ended
                                  September 30,
                          --------------------------        Percent
                            2003             2002           Change
                            ----             ----           ------
HTS contract            $    600,000     $     501,000       20%
All other contracts          925,064           607,307       52%
                        ------------     -------------
Total                   $  1,525,064     $   1,108,307       38%
                        ============     =============

         The contract revenue for high-throughput screening, or HTS, services is derived from a retainer contract. The contract provides for payments of $200,000 per month, regardless of the volume of services performed during the month. The term of the contract is for one year and ends on December 31, 2003. The 20% increase in the revenues we received under the contract resulted from the increase in HTS services required by the customer to support its HTS programs during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. We expect to enter into negotiations for a new 2004 HTS contract, although we cannot assure you that we will be successful in this regard. The 52% growth from other contracts was driven by mouse genetics services and protein expression services.

         Revenues from the SM division grew 3% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase was generally the result of the price increases implemented on January 1, 2003.

         Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended September 30, 2003 was $1,419,863 compared to income after direct costs of $1,178,480 for the three months ended September 30, 2002. Gross margin for the three months ended September 30, 2003 was 64% compared to 66% for the three months ended September 30, 2002. The decline was due to higher direct costs in the SM division.

         Operating Expenses. Operating expenses for the three months ended September 30, 2003 were $2,208,862 compared to $1,229,465 for the three months ended September 30, 2002. This increase of $979,397, or 80%, was primarily attributable to the following:

     - An increase in stock based compensation of $781,470. The increase in stock based compensation results from the September 4, 2003 amendment to a stock option agreement with our Chairman of the Board, Chief Executive Officer and President. The stock option is for the purchase of 217,000 shares of our common stock at $1.625 per share and was originally granted on May 1, 1996. The stock option is fully vested and would have expired on April 30, 2004. The amendment extends the life of the option to April 30, 2006. All other terms of the stock option agreement remain unchanged. As a result of this amendment and according to FASB Interpretation No. 44 to APB Opinion No. 25 the company recognized stock based compensation in the amount of $820,407 during the three months ended September 30, 2003.

     - An increase of $104,363 in the selling, general and administrative expenses of CMT, the increase was attributable to higher commercial insurance expenses and higher marketing and sales expenses

     - An increase of $69,676 in the research and development costs of Sentigen Corp., and

     - An increase of $71,563 in corporate overhead due to increased compensation expense from our new executive vice president of commercial operations as well as higher professional fees and travel expenses.

     - These increases were partially offset by a decrease of $47,675 in depreciation and amortization.

         Income/Loss from Operations. Loss from operations for the three months ended September 30, 2003 was $788,999 compared to a loss from operations of $50,985 for the three months ended September 30, 2002. The components of this increase are as follows:

                          For the Three Months Ended
                                  September 30,
                          --------------------------        Percent
                            2003             2002           Change
                            ----             ----           ------
CMT                     $    601,417     $     414,282         45%
Sentigen Corp.              (301,476)         (266,475)       (13%)
Corporate                 (1,088,940)         (198,792)      (448%)
                        ------------     -------------
Total                   $   (788,999)    $     (50,985)    (1,448%)
                        ============     =============

         The increase in the income from operations of CMT was driven by its 24% increase in revenues. The loss from operations attributable to Sentigen Corp. increased due to higher research and development costs and higher professional fees. The loss from corporate activities increased during the quarter ended September 30, 2003 when compared to the same period in 2002 due to the salary costs incurred from the addition of our executive vice president of commercial operations, higher travel expenses, higher professional fees and the additional stock based compensation of $820,407 recognized for the extension of the life of a stock option previously granted to our Chairman of the Board, Chief Executive Officer and President.

         Interest income. Interest income, net of interest expenses declined by $43,056 due to the decline in yields on U.S. Treasury and money market securities in which we invest our available cash.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Revenues for the nine months ended September 30, 2003 were $6,766,535 compared to revenue of $5,404,755 for the nine months ended September 30, 2002. This increase of $1,361,780, or 25%, was the result of an increase of $1,231,482, or 38%, in contract revenue from CMT's MCS division and an increase of $130,298 or 6%, in revenue from CMT's SM division. Our revenues were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

         An analysis of our revenues from the MCS division is as follows:

                           For the Nine Months Ended
                                  September 30,
                          --------------------------        Percent
                            2003              2002          Change
                            ----              ----          ------
HTS contract            $  1,800,000     $   1,503,000        20%
All other contracts        2,714,283         1,779,801        53%
                        ------------     -------------
Total                   $  4,514,283     $   3,282,801        38%
                        ============     =============

         The contract revenue for high-throughput screening, or HTS, services is derived from a retainer contract. The contract provides for payments of $200,000 per month, regardless of the volume of services performed during the month. The term of the contract is for one year and ends on December 31, 2003. The 20% increase in the revenues we received under the contract resulted from the increase in HTS services required by the customer to support its HTS programs during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. We expect to enter into negotiations for a new 2004 HTS contract, although we cannot assure you that we will be successful in this regard. The 53% growth from other contracts was driven by: (1) mouse genetics services, (2) protein expression services and (3) services for the pre-clinical analysis of compound efficacy on diminishing or eliminating pathogen infection using the "taqman" assay.

         Revenues from the SM division grew 6% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This growth was driven by three factors:

     - an increase in sales of the SM division's line of Murine Embryonic stem cells and feeder cells as well as media associated with this product line;

     - increase in sales of the SM division's proprietary formulations sold under private label; and

     -    price increases implemented as of January 1, 2003.

         Income after Direct Costs and Gross Margin. Income after direct costs for the nine months ended September 30, 2003 was $4,458,885 compared to income after direct costs of $3,473,392 for the nine months ended September 30, 2002. Gross margin for the nine months ended September 30, 2003 was 66% compared to 64% for the nine months ended September 30, 2002. This increase was driven by reduced direct materials costs for the MCS division.

         Operating Expenses. Operating expenses for the nine months ended September 30, 2003 were $4,835,142 compared to $3,853,550 for the nine months ended September 30, 2002. This increase of $981,592 or 25% was primarily the result of the following:

     - An increase in stock based compensation costs of $720,817. The increase in stock based compensation results from the September 4, 2003 amendment to a stock option agreement with our Chairman of the Board, Chief Executive Officer and President. The stock option is for the purchase of 217,000 shares of our common stock at $1.625 per share and was originally granted on May 1, 1996. The stock option is fully vested and would have expired on April 30, 2004. The amendment extends the life of the option to April 30, 2006. All other terms of the stock option agreement remain unchanged. As a result of this amendment and according to FASB Interpretation No. 44 to APB Opinion No. 25 the company recognized stock based compensation in the amount of $820,407 during the three months ended September 30, 2003.

     - The selling, general and administrative expenses of CMT increased $235,586 due to higher commercial insurance expenses and higher marketing and sales expenses;

     - Research and development expenses increased $58,219 due to higher professional fees and expenses at Sentigen Corp.

     - These increases were partially offset by a decrease of $12,234 in corporate overhead and a decrease of $20,796 in depreciation and amortization expenses.

         Income/Loss from Operations. Loss from operations for the nine months ended September 30, 2003 was $376,257 compared to a loss from operations of $380,158 for the nine months ended September 30, 2002. The components of this change are as follows:

                          For the Nine Months Ended
                                 September 30,
                          --------------------------        Percent
                            2003             2002           Change
                            ----             ----           ------
CMT                     $  2,110,926     $   1,352,180        56%
Sentigen Corp.              (891,047)         (943,172)        6%
Corporate                 (1,596,136)         (789,166)     (102%)
                        ------------     -------------
Total                   $   (376,257)    $    (380,158)        1%
                        ============     =============

         The increased income from operations of CMT was driven by its 25% increase in revenues. The revenue increase was augmented by higher gross margins due to reduced materials costs. The loss from operations attributable to Sentigen Corp. decreased due to lower stock based compensation costs applicable to scientific consultants. The loss from corporate activities increased by 102% due to the additional stock based compensation of $820,407 recognized for the extension of the life of a stock option previously granted to our Chairman of the Board, Chief Executive Officer and President.

         Interest income. Interest income, net of interest expenses declined by $161,742 due to the decline in yields on U.S. Treasury and money market securities, in which we invest our available cash.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003 we had $10,219,268 in cash and working capital of $10,314,706. During the nine months ended September 30, 2003 we financed our operations and capital expenditures through working capital.

         On January 22, 2003 we sold our $5,250,000 face value, 2.125% U.S. Treasury Note maturing on October 31, 2004. The proceeds from the sale were reinvested in 90-day U.S. Treasury Bills. Capital gains recognized from the transaction were minimal. This sale accounts for the majority of the $5,399,301 increase in cash and cash equivalents reported in our consolidated statement of cash flows.

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

         Cell & Molecular Technologies, Inc.

         In July 2003, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, we recorded the equipment on our balance sheet and an offsetting capital lease liability of $35,000. We used a fixed interest rate of 5.00% to approximate the borrowing rate for the lease. The equipment will be depreciated on a straight-line basis through the term of the lease which expires in June 2006. Through September 30, 2003, we made rental payments of $3,186. Of those payments, we applied $2,760 to the capital lease liability and $426 to interest expense. As of September 30, 2003 the total remaining lease obligation amounted to $32,240.

         In October 2002, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, we recorded the equipment on our balance sheet and an offsetting capital lease liability of $95,945. We used a fixed interest rate of 7.40% to approximate the borrowing rate for the lease. The equipment will be depreciated on a straight-line basis through the term of the lease which expires in September 2005. Through September 30, 2003, we made rental payments of $36,067. Of those payments, we applied $30,603 to the capital lease liability and $5,464 to interest expense. As of September 30, 2003 the total remaining lease obligation amounted to $65,342.

         During the first quarter of 2001 we leased approximately 3,000 square feet of laboratory space to accommodate CMT's High Throughput Screening applications and assay development services group. In connection with this new facility, CMT borrowed $404,337 under a $720,000 loan commitment to finance capital equipment expenditures. In March 2002, CMT borrowed the remaining $315,663 available under this loan commitment to finance capital expenditures made in connection with our new facility in Phillipsburg, New Jersey. We are required to repay this loan over a seven year period that commenced in June 2002. The terms of the loan require CMT to maintain annual cash flow equal to
1.25 to 1.00 times the total annual debt service of CMT and a ratio of debt to net worth of 3.00 to 1.00. CMT complied with these terms as of and during the nine months ended September 30, 2003. Sentigen Holding Corp. guarantees this obligation of CMT. The unpaid principal balance on this loan at September 30, 2003 was $607,840. On April 15, 2003, CMT renegotiated the interest rate on this loan from a fixed rate of 7.40% to a fixed rate of 5.250%. The amortization period of the loan remained unchanged.

         Sentigen Corp.

         In June 2001, Sentigen Corp. borrowed an additional $60,000 under its existing $500,000 loan facility. This facility has a term of five years, may be used to finance capital expenditures. Sentigen Holding Corp.

guarantees this obligation of Sentigen Corp. The loan also requires that Sentigen Holding Corp. keep unencumbered liquid assets equaling two-times the combined outstanding loan balances for Sentigen and CMT. We complied with these terms as of September 30, 2003. As of September 30, 2003, Sentigen Corp. had borrowed a total of $300,000 under this facility, and the unpaid principal balance on this loan was $109,292. On February 5, 2003 we renegotiated the interest rate on this borrowing from the fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate plus 1.00% with a minimum interest rate of 5.50%.

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

         Another provision of the agreement calls for a minimum of $50,000 per six month period or $100,000 per annual period to be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must be involved in active negotiation to raise $1,000,000 in additional funding. We have satisfied this provision through April 2002 and 2003 (the second and third fiscal years of the license agreement). We believe that we have sufficient capital resources to meet the financial requirements of this provision for the agreement years 2004 and beyond.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company did not undertake any exit or disposal activities for the three and nine month periods ending September 30, 2003.

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

                                             For the three months
                                                    ended
                                                September 30,
                                                -------------
                                             2003             2002
                                             ----             -----
Net Income (Loss):
     As reported                         $    (804,062)   $   (24,716)
     Pro-forma expense as if stock
     options were charged against
     net loss                                  (47,970)       (45,586)
                                         -------------    -----------
Pro-forma net income (loss)
     using the fair value method         $    (852,032)   $   (70,302)
                                         =============    ===========
Diluted EPS:
     As reported                         $       (0.11)   $     (0.00)
     Pro-forma using the fair
     value method                        $       (0.11)   $     (0.01)

                                              For the nine months
                                                    ended
                                                September 30,
                                                -------------
                                              2003           2002
                                              ----           ----
Net Income (Loss):
     As reported                         $    (450,828)   $  (299,369)
     Pro-forma expense as if stock
     options were charged against
     net loss                                 (127,682)      (146,462)
                                         -------------    -----------
Pro-forma net income (loss)
     using the fair value method         $    (578,510)   $  (445,831)
                                         =============    ===========
Diluted EPS:
     As reported                         $       (0.06)   $     (0.04)
     Pro-forma using the fair
     value method                        $       (0.08)   $     (0.06)

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of September 30, 2003.

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

         At September 30, 2003, we have total debt of $1,128,981. This debt consists of two capital leases, three bank notes used for equipment financing and a mortgage on our executive office at 580 Marshall Street, Phillipsburg, New Jersey 08865. Our payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1     EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND ERIK R. LUNDH

         10.2 AMENDMENT TO STOCK OPTION AGREEMENT BETWEEN THE COMPANY AND JOSEPH K. PAGANO DATED SEPTEMBER 4, 2003

         10.3 STOCK OPTION AGREEMENT BETWEEN THE COMPANY AND JOSEPH K. PAGANO DATED APRIL 30, 1999

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

                                           SENTIGEN HOLDING CORP.

Dated:  November 14, 2003
                                           By: /s/  Fredrick B. Rolff
                                               ---------------------------------
                                               Fredrick B. Rolff,
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)