Form 10-K
period 2003-12-31
SENTIGEN HOLDING CORP
filed 2004-03-24
CIK 864890

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      ------------------------------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM_____________________TO_____________________

                     COMMISSION FILE NUMBER:      0-18700

                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                       9995                   13-3570672
----------------------------  --------------------------  ---------------------
(State or Other Jurisdiction      (Primary Standard          (I.R.S. Employer
    of Incorporation or       Industrial Classification   Identification Number)
       Organization)                 Code Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                 Yes [ ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003) was approximately $35,633,676.

As of March 22, 2004, 7,457,224 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated By Reference: None

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained herein which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, risks associated with our history of consolidated net losses; our dependence on a limited number of customers; our dependence on research and development expenditures by the pharmaceutical and biotechnology industries; our need for additional capital to finance our expanding research and development programs; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws, changes in such laws and the administration of such laws; protection of patents, trademarks and other proprietary rights; technological change, competitive factors and unfavorable general economic conditions. These risks are included in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99.1: Risk Factors" included in this Form 10-K. Actual results may vary significantly from such forward-looking statements. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

COMPANY OVERVIEW

         We are a holding company conducting business through two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. ("CMT"), and Sentigen Biosciences, Inc. ("Sentigen Biosciences," formerly Sentigen Corp.). CMT provides contract research and development services and manufactures specialty cell culture media, reagents and other research products for companies engaged in the drug discovery process. Sentigen Biosciences is primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences is initially targeting its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and expects to file additional patent applications on this technology in the future.

         We were incorporated under the laws of the State of Delaware in May 1990. After having engaged in the acquisition and operation of different businesses subsequent to our initial public offering in August 1990, we commenced our current business operations when we acquired CMT in May 1998. CMT was incorporated on May 6, 1997 to acquire all of the outstanding stock in each of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Sentigen Corp. was formed on February 16, 2000, and changed its name to Sentigen Biosciences, Inc. on February 24, 2004. We changed our name from Prime Cellular Inc. to Sentigen Holding Corp. on June 23, 2000. On January 9, 2002, our common stock began trading on The NASDAQ SmallCap Market under the symbol SGHL.

         We maintain principal executive offices, laboratory, manufacturing and office/warehouse facilities in two facilities located at 580 and 445 Marshall Street, Phillipsburg, New Jersey 08865. We operate laboratories at 3960 Broadway, New York, New York 10032 and at 418 Industrial Drive, North Wales, Pennsylvania 19454. We also maintain administrative offices at 434 East Cooper Street, Aspen, Colorado 81611.

         Our internet address is www.sentigencorp.com. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). These filings are also available on the SEC's website at www.sec.gov. Also available on our website is our Code of Ethics and Business Conduct (applicable to all directors, officers and employees) and the charter for our Audit Committee. Within the time period required by the SEC and NASDAQ, we will post any amendment to our Code of Ethics and Business Conduct and any waiver of our Code of Ethics and Business Conduct applicable to our senior financial professionals, executive officers and directors.

CELL & MOLECULAR TECHNOLOGIES, INC.

         CMT is a Contract Research Organization that specializes in supporting the drug discovery process. Products and services offered by CMT include:

    -    High Throughput Screening ("HTS") support services;

    -    Custom contract research services; and

    - The development, production and marketing of specialty cell culture media.

         Through its scientific staff, technology focus and research products, CMT aims to increase the efficiency of the drug discovery process of pharmaceutical, biotechnology, and biomedical research organizations and optimize their investments in new technologies.

         The majority of CMT's customers are engaged in the drug discovery process. The steps in this process can generally be characterized as: (1) identification of disease targets in the human body, (2) validation of those disease targets, and (3) screening those targets against chemical entities for scientifically significant interactions. CMT believes that the proliferation of new targets and technologies to this process has shifted the resource priorities and research strategies of the entire drug discovery industry. The industry is also facing patent expirations, more stringent drug approval standards, and thinning product pipelines. As a result of these factors, CMT believes that the race for new targets, compounds and drug candidates has become more competitive and has increased the demand for additional research talent, laboratory capacity, creative experimental design and tailored products. CMT believes that it provides its customers access to the additional talent, capacity, creativity, products and services which can accelerate their drug discovery programs, optimize their technology investments and gain a competitive advantage. CMT operates through two divisions -- Molecular Cell Science and Specialty Media.

         CMT maintains internet addresses at www.cmt-inc.net and www.specialtymedia.com.

         Molecular Cell Science

         CMT provides contract research and development services to the drug discovery community through its Molecular Cell Science ("MCS") division, which provides services in the following areas:

    -    Molecular and cell biology,

    -    Gene expression and protein biochemistry,

    -    Bio-processing,

    -    HTS support services, and

    -    Mouse genetics.

         Services are performed on a fee-for-service, fixed contract basis that provide for payments after specific research milestones are achieved. Research milestones are developed pursuant to the specific research goals of the customer. CMT utilizes cost and time effective approaches in the delivery of its services intended to result in a high level of customer service. CMT does not receive residual or royalty payments for future discoveries or uses involving the materials or services provided to its customers.

         Proposals for service are based on collaborative discussions between the customer's research staff and CMT scientific staff and are highly customized for each individual customer. These discussions lead to detailed, milestone-based research proposals that can be periodically modified based on the data collected during the project.

CMT believes that its customized, dynamic and data-driven approach generally augments and complements the customer's own research and development efforts in a cost and time effective manner while maintaining the highest quality of services.

         Molecular and cell biology. CMT offers an array of services to clone, isolate and characterize genes from viral, prokaryotic or eukaryotic organisms. Services in molecular biology include the construction of:

    -    cDNA libraries and genomic libraries,

    -    Size selected, normalized and subtracted libraries,

    -    Custom gene libraries,

    -    Gene cloning and vector construction, and

    -    Gene expression analysis ("Taqman").

         In addition, CMT provides expertise in the cloning and expression analysis of target-selected genes. Services in this area allow its customers to specify the vector and cell or tissue source. CMT also offers services for the pre-clinical analysis of chemical compound efficacy on diminishing or eliminating pathogen infection in animal models and other tissues using the "Taqman" assay.

         Gene expression and protein biochemistry. The drug discovery community demands an ever increasing amount of recombinant proteins for their HTS programs, as well as, biochemical and biophysical studies. CMT helps to meet this demand through the production and purification of recombinant proteins from genetically engineered hosts. CMT offers the expression of recombinant proteins in the following cell types: (1) escherichia coli, (2) yeast, (3) mammalian cells, (4) insect cells and (5) baculovirus. CMT also performs expression optimization studies and scale-up process development.

         Bio-processing. CMT possesses cell culture and fermentation capabilities and expertise, enabling it to produce whole cells, cellular fractions or biological molecules for both research and assay purposes. CMT aims to deliver a well-characterized process by incorporating cell banking through upstream and downstream process development. Using its flexible cell culture facilities, CMT prepares reagents derived from a broad range of host cell types (including whole cells, cellular fractions, or purified bio-molecule proteins) properly formatted for further characterization or for use in screening assays. CMT also offers the production of enzymes, receptors, substrates, growth factors and antibodies. CMT's facilities give it both adherent (flasks, roller bottles, cell factories) and suspension (spinners, bioreactors) culture capabilities. CMT's facilities also feature fractionation and purification capabilities.

         HTS support services. Pharmaceutical and biotechnology companies utilize sophisticated automation and robotics to screen large quantities of cells or proteins very rapidly. Through HTS programs the drug discovery community is able to rapidly screen, identify and develop potential drug candidates for a large number of disease targets.

         CMT provides whole cells, sub-cellular fractions, and purified proteins for large-scale HTS programs and secondary assays. CMT tests these cells and reagents against the customer's specified, quality control standards to assure performance and reproducibility. The cells and reagents are delivered to customers in the customer-prescribed format (bulk, multi-well plates, multiple aliquots, etc.). Customers receive cells or reagents on a regularly scheduled basis (daily, weekly) and in a format (384, 1536 well or other format plates) required for the customer's HTS assays. CMT designs its services to help ease the strain on the customer's internal resources and enable the customer's screening facilities and equipment to maintain higher efficiency and usage times.

         CMT believes its resources in molecular biology, gene cloning, expression, cell culture and cell line development enables it to provide customers with a multidisciplinary approach to assay development. CMT can transfer developed technology back to its customers, or contract with the customer to perform the assay at CMT's facilities. CMT's services also include the design, establishment, and execution of quality control standards for the new assay system.

         During 2002, CMT developed a process for the use of "division-arrested" cells within cell-based assays for drug discovery. This development is intended to enable drug discovery professionals to maintain consistent cell-counts and cell quality within assays despite the increasing density of screening formats and varying screening cycle times. CMT filed a patent application on this process in 2002 and began the process of introducing this service to its customers in late 2003.

         Mouse genetics. Transgenic mouse technology allows researchers to study the impact of gene deletions, mutations, and additions in a whole-animal system whose genetics are well understood and can be easily manipulated. Based on this premise, CMT constructs mouse models of human diseases for use in the identification and validation of potential drug candidates. CMT constructs knock-out and knock-in gene models that can be used to study transcription activity, gene expression and function by altering or mutating a specific gene in the mouse. CMT offers quality-tested and proven embryonic stem cells (supplied by CMT's Specialty Media division) from several strains of mice, including 129, C57BL6 and DBA1, as well as mitomycin-C treated mouse embryo fibroblast feeder cells.

         Specialty Media

         Specialty Media ("SM") develops, manufactures, and markets high quality cell culture media, reagents and other research products including:

    -    Media and reagents for the culture of mouse embryos;

    -    Murine Embryonic Stem ("ES") cells, feeder cells and reagents;

    -    Reagents for gene transfer and expression; and

    -    Standard and custom formulated cell culture media.

         SM also identifies and develops custom research products and reagents in response to customer feedback and as a result of services performed by the MCS division. SM manufactures and distributes the aforementioned products in the following research areas:

         Mouse Embryo Media. The genetic manipulation of early stage mouse embryos allows research scientists to develop animal models for disease states for the purpose of elucidating the function of genes that have similarities to human functions. CMT manufactures media and reagents that support the growth of mouse embryos. In addition to "standard" formulations, CMT has developed novel media formulations working in collaboration with Harvard University under a grant funded by the National Institute of Health. While mouse embryo media traditionally have been manufactured as liquids, CMT developed a powder format greatly extending the media's shelf life and opening the possibility for overseas shipment and distribution. CMT has derived several unique Murine ES cell lines, as well as providing feeder cells, media and reagents qualified for the manipulation of ES Cells.

         Unique Products for General Cell Culture. A significant portion of the division's sales revenue is derived from several unique products. Cell culture freezing media enables researchers to cryogenically archive important cell lines for future use. CMT's line of enzyme free cell dissociation solutions allows researchers to remove cells from the vessels on which they are grown while retaining the functionality of the proteins on their surface. This enables the cells to be used in assays that rely on cell surface receptors. CMT also markets a kit containing all of the reagents necessary to introduce foreign genes into cells, genetically altering the cell line. CMT directly markets these products and permits their distribution by customers under those customers' private labels.

         Custom Media Manufacturing. Researchers demand custom formulated cell culture media in which the components and/or amounts of a standard medium are altered to address a specific application. CMT produces custom formulations, with a minimum volume of only three liters. CMT has the ability to formulate complex media in a timely fashion and in low volumes. CMT believes that this low minimum volume ability has enabled it to enter a niche not otherwise occupied by the several larger companies advertising such custom capabilities.

SENTIGEN BIOSCIENCES

         Sentigen Biosciences is primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences is initially targeting its Tango Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and expects to file additional patent applications on this technology in the future. Sentigen Biosciences has not generated any revenues from these activities and while initial introductory meetings have begun it has not yet entered into any drug discovery or development agreements with pharmaceutical companies, nor can any assurance be given that it will do so.

         GPCRs are the largest family of receptors in humans, and they are involved in a multitude of cellular signaling mechanisms. GPCRs function as important mediators of cellular responses to hormones, neurotransmitters, chemokines and other molecules. In addition, GPCRs are responsible for mediating the senses of smell (olfaction), taste, and vision. GPCRs are membrane proteins with a common structure comprising seven domains that span the cellular membrane. GPCRs bind natural or synthetically engineered compounds (ligands) on the outside of cells and relay a signal to the cellular interior by stimulating or inhibiting a variety of processes within the cell.

         Sentigen Biosciences believes that GPCRs represent the most profitable class of targets for pharmaceutical drug discovery because of their role in many cellular signaling mechanisms. It is generally accepted that a majority of all prescription drugs on the market interact directly or indirectly with GPCRs. There are approximately two hundred GPCRs for which a natural ligand and physiological function are known and understood. In addition to these two hundred "known" GPCRs, it is believed that there are over one-hundred and fifty non-olfactory GPCRs for which a ligand and/or function is neither known nor understood (orphan GPCRs). Sentigen Biosciences believes that bioassays developed on its Tango Assay System platform offer the potential to monitor receptor activation with better selectivity, sensitivity, and flexibility than other currently-available technologies. Sentigen Biosciences believes that the use of Tango assays to interrogate the two hundred known GPCRs has the potential to identify ligands that may yield drugs that are more effective and specific than drugs currently on the market. Sentigen Biosciences believes that using Tango assays to functionalize orphan GPCRs has the potential to yield a new population of effective drug targets. Finally, Sentigen Biosciences believes that the ability to profile the activity of lead drug compounds against a wide range of GPCRs in the Tango System could enable the generation of selectivity profiles for drug candidates, thereby enabling the identification of more specific drugs with fewer side effects. While Sentigen Biosciences believes that these objectives are attainable based upon laboratory results, there is no assurance that its Assay System will be accepted by commercial customers or will work effectively against all possible drug targets.

         Sentigen Biosciences believes that it could potentially address other complex problems in the drug discovery and development process by developing its Assay System to address other drug target classes such as:

    -    Receptor tyrosine kinases;

    -    Nuclear hormone receptors;

    -    Intracellular signaling proteins;

    -    Cytokine receptors;

    -    Enzymes and proteases; and

    -    Other protein-protein interactions.

         It is generally accepted that the aforementioned drug targets have significance across a range of therapeutic areas including: cancer, Alzheimer's disease and other neurodegenerative disorders; immunological or inflammatory diseases; cardiovascular disease; endocrine disorders; virology; and metabolic disorders. However, Sentigen Biosciences has not yet commenced development of its Assay System to address these target classes and therapeutic areas, and no assurance can be given that it will commence such development or that such development, once commenced, will be successful.

         Sentigen Biosciences believes that potential applications of such assays outside the pharmaceutical drug discovery and development area include microarray-based detection technologies and insect olfaction and taste based pest management solutions. In both humans and animals, the sense of smell is a chemical detector of extraordinary sensitivity and selectivity. This sensory function utilizes an array of hundreds to thousands of olfactory GPCRs in the nose, each of which recognizes and responds to a distinct set of chemical stimuli. The brain decodes the activity of these different receptors to gather information about the character of a smell and its intensity. Sentigen Biosciences believes that it could potentially use the same biological principle to engineer ultra-sensitive, and highly adaptable, detection systems that employ GPCR micro-arrays for chemical recognition and analysis. These detection systems, if successful, have the potential to be used in the detection of chemical or biological hazards, in manufacturing and food processing, in environmental monitoring, in medical diagnostics and possible insect and pest control areas.

         License Agreement

         Sentigen Biosciences has an exclusive licensing agreement with The Trustees of Columbia University in the City of New York giving it the right to patent intellectual property and applications in the areas of chemosensation and olfaction. The license covers technologies arising from the initial discovery of vertebrate olfactory receptors and pheromone receptors and the identification of the first insect odorant receptors in the laboratory of Dr. Richard Axel at Columbia University.

         Consulting Agreements

         Sentigen Biosciences entered into a consulting agreement with Dr. Richard Axel, a professor at Columbia University, in connection with the formation of Sentigen Biosciences. Our consulting agreement with Dr. Richard Axel expires in March 2005.

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

         In recognition of his work in molecular genetics, Dr. Axel has received numerous awards: the Passano Foundation Young Scientist Award, the Alan T. Waterman Award from the National Science Foundation, the Eli Lilly Award in Biological Chemistry, the New York Academy of Sciences Award in Biological and Medical Sciences, the Lounsbery Award from the National Academy of Sciences, the John Jay Award from Columbia University, and the Science Pour L'Art Award, LVMH, Paris. Dr. Axel was the 1996 co-recipient of the Unilever Science Award, and in 1997 was the co-recipient of the Rosenstiel Award. In 1998, he received the Bristol-Myers Squibb Award for Excellence in Neuroscience, and in 1999, the Hamilton Medal from Columbia University. Dr. Axel is a member of the National Academy of Sciences, and the American Academy of Arts and Sciences.

         Other consultants retained at various times by Sentigen Biosciences have included: Cornelia Bargmann, PhD, a professor at the University of California, San Francisco; Dr. Gerald M. Edelman, Director of The Neurosciences Institute, President of Neurosciences Research Foundation, Chairman of the Department of Neurobiology and Professor at The Scripps Research Institute; Leslie Vosshall, PhD, an Assistant Professor and Head of Laboratory at the Rockefeller University; and Wendell Roelofs, The Liberty Hyde Bailey Professor of Insect Biochemistry at Cornell University's New York State Agricultural Experiment Station. The aforementioned scientists have entered into consulting agreements with us which expire in March 2005.

         Federal Phase I Grant - National Institute of Health

         On August 19, 2002, Sentigen Biosciences was awarded a Federal Phase I Grant in the amount of $100,003 from the National Institute of Health. The term of the grant was from September 1, 2002 through February 28,

2003. Sentigen Biosciences completed the research project covered under the grant and all funds were received from the National Institute of Health as of December 31, 2002.

CUSTOMERS

         Cell and Molecular Technologies, Inc.

         CMT provides its products and services to pharmaceutical and biotechnology companies, hospitals; universities and other research institutions engaged in the drug discovery process.

         Molecular Cell Science. For the years ended December 31, 2003, 2002 and 2001, Merck & Co., Inc. accounted for approximately 61%, 58% and 51% of the division's annual revenues, respectively. Merck & Co. accounted for 41%, 36% and 33% of our consolidated revenues for the same periods. For the year ended December 31, 2003, Rockefeller University accounted for 11% of the division's annual revenues. We believe that these customers will continue to account for a significant percentage of revenues in the 2004 and 2005 fiscal years. We cannot assure you, however, that these customers will continue to generate significant revenues and the loss of any of these customers, or any other customers, could have a material adverse effect on our business.

         The majority of the revenues from Merck & Co. are generated under one contract with CMT for HTS support services. The contract provided for payments of $200,000 per month, regardless of the volume of services performed during the month. The term of the contract was for one year and ended on December 31, 2003. On January 19, 2004, Merck & Co. renewed its contract with CMT for a term of one year, ending on December 31, 2004. The new contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support Merck & Co.'s HTS program. Should actual deliveries during 2004 exceed the fixed number of deliveries provided for in the contract, additional deliveries will be billed at the rate of $909 per delivery. The contract also provides for a credit against other services (in addition to the base contract value) performed for the customer in 2005 should actual deliveries during 2004 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2005 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2004.

         Specialty Media. For the years ended December 31, 2003, 2002 and 2001, Invitrogen accounted for approximately 22%,18% and 20% of the division's annual revenues, respectively. For the year ended December 31, 2003, GenX International accounted for 10% of the division's annual revenues. For the year ended December 31, 2002, Dainippon Pharmaceuticals accounted for 11% of the division's annual revenues. We believe that these customers will continue to account for a significant percentage of revenues in the 2004 and 2005 fiscal years. We cannot assure you, however, that these customers will continue to generate significant revenues and the loss of these customers, or any other customers, could have a material adverse effect on our business.

         Sentigen Biosciences

         Sentigen Biosciences does not have any customers and while initial introductory meetings have begun, it has not yet entered into any drug discovery or development agreements with pharmaceutical companies, nor can any assurance be given that it will do so. The only revenues generated to date have been under a grant from the National Institute of Health during the year ended December 31, 2002

SALES AND MARKETING

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

    - Meetings and consultations with research executives at pharmaceutical, biotechnology and other companies engaged in the drug discovery process; and

    - Exhibitions and speaking engagements at industry trade-shows and conventions.

         Specialty Media. This division markets its products to specialized aspects of the cell culture market. In serving these areas, CMT has built up customer loyalty and name recognition, despite relatively minimal marketing activities. CMT's Chief Operating Officer manages the division's sales and marketing activities. CMT also utilizes the distributor services of Dainippon Pharmaceuticals (Japan), which are responsible primarily for sales to customers not serviced directly by CMT.

         Sentigen Biosciences

         For the years ended December 31, 2003, 2002 and 2001, Sentigen Biosciences did not engage in any significant sales and marketing activities. Sentigen Biosciences has been primarily focused on research and development, and has participated in various scientific and industry conferences and met with leading pharmaceutical, biotechnology and agricultural companies in an effort to raise awareness of its technologies among constituents in those communities. Sentigen Biosciences intends to seek strategic discovery and development partnerships around key molecular targets with biotechnology, pharmaceutical and other life sciences research institutions. Although introductory meetings have begun, no assurance can be given that any such partnerships will be successfully entered into.

MANUFACTURING, SUPPLIERS AND INVENTORY

         Cell and Molecular Technologies, Inc.

         The manufacturing, order fulfillment and shipping functions for CMT are accomplished at its Phillipsburg facilities. CMT maintains adequate inventory at its Phillipsburg facilities to support all of its sales needs.

         Molecular Cell Science. CMT has numerous alternative sources of supplies with respect to all of the critical components used in the delivery of its contract research and development services.

         Specialty Media. The raw materials used in the manufacturing process are obtained from a variety of third-party suppliers and are generally not dependent on any one supplier or group of suppliers. However, raw fetal bovine serum is a significant raw material in Specialty Media's manufacturing process. Although there is a well-established market for fetal bovine serum, its price has risen significantly because the supply of healthy lots has become increasingly constrained due to environmental and health factors such as the discovery of bovine spongiform encephalopathy, or BSE (popularly referred to as mad cow disease) in the U.S. While the division has changed its purchasing habits to accommodate these difficulties we cannot assure you that the division's business will not be adversely affected by any shortage in the future.

         Sentigen Biosciences

         The research and development operations of Sentigen Biosciences including purchasing are accomplished at the 3960 Broadway, New York, New York location. Sentigen Biosciences has numerous alternative sources of supplies with respect to all of its research operations.

COMPETITION

         Cell and Molecular Technologies, Inc.

         Generally, CMT competes with a combination of national and regional entities ranging from large companies engaging in contract research and development or reagent/media production to companies specializing in one particular aspect of research and development or media production. Some of these companies have captured a significant, and in certain cases controlling, share of the market.

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

         CMT believes that entry barriers to these markets are significant, involving the high costs of specialized equipment, the need to recruit highly trained professional scientific staff with industrial and academic experience, and the ability to offer a wide range of services and expertise. CMT's ability to compete successfully in the industry is affected by these and other factors, including without limitation price of services, ease of use, reliability, customer support, geographic coverage and industrial and general economic trends. In addition, research and development services involve customers dependent upon government grants and other institutional funding.

         Although no assurances can be given, CMT believes that it can continue to compete effectively based on its ability to provide its customers with both
(1) contract research and development services for early stage/pre-clinical research and development in the pharmaceutical and biotechnology industries and
(2) the preparation of reagents for cell culture, molecular biology and mouse genetics in the international academic and industrial research markets. There are a number of large competitors that have substantially greater resources than CMT. Such competitors, however, have well-established businesses in only one of these areas. Available contract research services have for the most part focused on delivering routine technology at low cost. In contrast, CMT offers, in addition to the full range of research and development services, complete experimental design and consultation throughout the performance of its services.

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

    - Specialty Research and Development. Services performed in this market tend to be technical and/or target focused. These services can lead to new and more complex projects and have the opportunity to grow significantly in scope. The identification, validation and supply of biological targets for HTS programs is a rapidly growing segment of the specialty research and development business.

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

         Specialty Media. CMT believes that the specialty media market is dominated by a few very large companies with a number of minor participants. Historically, the revenue producers in the specialty media market have been a limited number (fewer than 20) of manufacturers of public-domain media formulations (mostly developed in the 1960's) and the fetal bovine serum that has been used to supplement media. CMT believes that mostly price-based competition exists in this area.

         Sentigen Biosciences

         Sentigen Biosciences is primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences is initially targeting its Tango Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences' future competitive position depends on its ability to develop a platform that will be more cost-effective and technically advantageous than other currently available technologies. While Sentigen Biosciences believes that its approach is unique and will provide a superior technological solution, there are several other platforms that have been developed and are being used in the pharmaceutical and biotechnology industries. These other platforms are in direct competition with or could replace our technologies and there could possibly be additional such platforms under development elsewhere. Sentigen Biosciences has not yet determined the size of the market for its platform or the prices at which it could be marketed. In addition, as Sentigen Biosciences has not yet entered into any discovery or development agreements with biotechnology, pharmaceutical or other life science institutions, it is unable to accurately assess the market for its Assay System.

GOVERNMENT REGULATION

         We are subject to many laws and governmental regulations and changes in these laws and regulations and changes in interpretation by government agencies and courts, occur frequently.

         Environmental Regulation. Our operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment. These laws govern, among other things, emissions to air, discharges to ground, surface water and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws, or to obtain, or comply with, the necessary state and federal permits, can subject us to substantial civil and criminal penalties.

         CMT operates a manufacturing facility and both CMT and Sentigen Biosciences operate laboratory facilities. Although we believe that these facilities are in substantial compliance with all applicable material environmental laws, it is possible that there are material environmental liabilities of which we are unaware. If the costs of compliance with the various existing or future environmental laws and regulations, including any penalties that may be assessed for failure to obtain necessary permits, exceed our budgets for these items, our business operations and financial position could be materially adversely affected. In addition, liability to third parties could have a material adverse effect on our business. For the years ended December 31, 2003, 2002 and 2001, we did not make any material expenditure with respect to such matters.

         Potential Environmental Cleanup Liability. The federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous substances at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. Furthermore, certain business operations of CMT also involve shipping hazardous waste off-site for disposal. As a result, we could be subject to liability under these statutes. Furthermore, we cannot assure you that we will not be subject to liability relating to manufacturing facilities owned or operated by us currently or in the past. For the years ended December 31, 2003, 2002 and 2001, we did not make any material expenditure with respect to such matters.

         Permits. In connection with its business operations, CMT has obtained permits from the New Jersey Department of Environmental Protection as both a hazardous waste and medical waste generator. We believe that CMT's compliance with these regulations, however, is on a voluntary basis since its operations produce insufficient levels of chemical waste. We further believe that none of CMT's medical waste is deemed infectious. In addition, both CMT and Sentigen Biosciences have obtained permits from the Nuclear Regulatory Commission for the use of radioisotopes in connection with its research functions.

         Other Regulations. In addition to the foregoing, we may be subject to various other federal, state and local regulatory and licensing requirements as the same are promulgated from time to time by the Environmental Protection Agency, Food and Drug Administration, Nuclear Regulatory Commission, the New Jersey Department of Environmental Protection and other federal, state and local regulatory agencies. Failure by us to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We have made, and will continue to make, capital and other expenditures necessary to monitor and to comply with any applicable regulations. For the years ended December 31, 2003, 2002 and 2001, we did not make any material expenditure with respect to such matters.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

         Our success depends in part on our ability to protect our proprietary technologies and information, and to operate without infringing on the proprietary rights of third parties. We rely on a combination of patent applications, trade secrets, and trademarks, as well as confidentiality, licensing and other agreements to establish and protect our proprietary rights.

         We utilize certain proprietary information in connection with our research and development operations, the provision of our services, and the manufacture and sale of our products, including processes and formulas with respect to cell and embryo culture media and reagents, gene expression systems and screening assays. We rely on customary principles of "work-for-hire" as well as technical measures to establish and protect the ideas, concepts, and documentation of proprietary technology and know-how and, in certain instances, have entered into non-disclosure agreements with certain customers, prospects, consultants and employees. Such methods, however, may not afford us complete protection, and we cannot assure you that third parties will not independently develop such know-how or obtain access to such know-how, ideas, concepts, and documentation.

         It is expected that in the future we will need and attempt to obtain licenses for patents and/or proprietary information from others to be utilized in our operations. In connection with obtaining these licenses appropriate contractual arrangements, involving some form of payment from us, may well have to be entered into. Although we believe that our technology has been developed independently, we cannot assure you that the technology does not and will not infringe on the rights of others or that third parties will not assert infringement claims against us in the future. In the case of infringement, we would, under certain circumstances, be required to modify our operations or obtain a license. We cannot assure you that we will have the financial or other resources necessary to successfully defend a patent infringement or other proprietary rights infringement action or that we could modify our operations or obtain a license if we were required to do so. Failure to do any of the foregoing could have a material adverse effect on our business. If our products, services or technologies are deemed to infringe upon the rights of others, we could be liable for damages, which could have a material adverse effect on us.

         Cell & Molecular Technologies, Inc.

         During 1999, CMT applied to the United States Patent and Trademark Office for a trademark, EmbryoMax(TM). In 2002 CMT was awarded the trademark. The EmbryoMax trademark pertains to Specialty Media's mouse embryo culture media and reagents offered by Specialty Media to support the generation of transgenic mice. CMT has also applied for a U.S. patent application, in 2002, and has filed an international, or PCT application, in 2003.

         Sentigen Biosciences

         On April 10, 2000, Sentigen Biosciences entered into a license agreement with The Trustees of the Columbia University in New York for an exclusive worldwide right to Columbia's patent applications and other proprietary rights in the areas of insect chemosensation and olfaction. In consideration of the license agreement, Columbia was issued 75,000 shares of our common stock and will receive royalties of 1% of the net sales of any licensed products or services developed under the patents. The value of this license agreement is recorded as license costs, net of accumulated amortization on our consolidated balance sheet. As of December 31, 2003 license costs were $343,434. The value of the license reflects the closing share price of our common stock on April 10, 2000, less accumulated amortization.

         During 2004, we applied to the United States Patent and Trademark Office for a trademark on the Tango Assay System. Sentigen Biosciences also filed several U.S. provisional applications on its proprietary technology, and plans to file additional provisional and utility applications in the United States. Sentigen Biosciences also plans to file additional patent applications in other countries, as seen as relevant markets for the development of its technology.

         We believe that our technology has been independently developed and does not infringe the rights of others. However, we are aware of pending patent applications which may issue as patents that are drawn to the same field as our technology. We cannot assure you that our technology does not and will not, in the future, infringe upon the rights of third parties.

PRODUCT LIABILITY

         As a manufacturer of certain products, we may be exposed to product liability claims by consumers. We obtained product liability insurance coverage in the aggregate amount of $2 million ($1 million per occurrence), and an umbrella policy that provides a $10 million coverage (per occurrence or in the aggregate). Although we believe that this amount of insurance is sufficient, we cannot assure you that these policies will provide coverage for any claim against us or that these policies will be sufficient to cover all possible liabilities. In the event a successful suit is brought against us, unavailability or insufficiency of insurance coverage could have a material adverse effect on our operations and financial position. Moreover, any adverse publicity arising from claims made against us, even if such claims were not successful, could adversely affect the reputation and sales of our products and services.

EMPLOYEES

         As of December 31, 2003, we had 45 full-time and six part-time employees. These employees were engaged as follows:

    -    17 in contract research and development services;

    -    nine in research and development;

    -    seven in media production;

    -    seven in administration, information technology and accounting

    -    four in executive positions;

    -    two in customer support;

    -    three in warehousing, shipping and receiving; and

    -    two in sales and marketing.

         None of our employees are covered by collective bargaining agreements. We believe that we have good relationships with our employees.

ITEM 2. PROPERTIES

         Our executive offices are located at 580 Marshall Street, Phillipsburg, New Jersey. The Phillipsburg facility consists of approximately 6,651 square feet of laboratory, manufacturing and office/warehouse space. The property is owned by CMT, subject to a note, dated February 10, 1997, bearing interest at 5.00% and having a balance as of December 31, 2003, of $249,670. This note is secured by a mortgage on the property. We also lease the following properties:

    COMPANY                               PURPOSE AND TERMS
    -------                               -----------------
CMT               In November 2001, CMT signed a 44-month lease for approximately
                  11,000 square feet of laboratory and office/warehouse space at
                  445 Marshall Street, Phillipsburg, New Jersey. Rental expense totaled $158,123 for the year ended December 31, 2003.

CMT               In March 2001, CMT signed a 3-year lease for approximately
                  3,000 square feet of laboratory space at 418 Industrial Drive, North Wales, Pennsylvania. This space accommodates the HTS support services group. Rental expense totaled $18,000 for the year ended December 31, 2003. CMT renewed this lease through November 2004 at its current terms. In February 2003, CMT signed a 3-year lease to expand this location by an additional
                  3,000 square feet. Rental expense for this area totaled
                  $16,500 for the year ended December 31, 2003.

Sentigen          In May 2000, Sentigen Biosciences leased approximately 2,000
Biosciences       square feet of laboratory space at 3960 Broadway, New York,
                  New York. The lease expired in April 2002, and we are on a month-to-month basis. Rental expense for this facility totaled
                  $68,778 for the year ended December 31, 2003.

Sentigen          We lease approximately 980 square feet of administrative
Holding           office space for use by our Board of Directors and Executive
Corp.             Officers at 434 East Cooper Street, Aspen, Colorado. This
                  lease expires on April 30, 2004. We intend to renew this lease through April 30, 2005 should the terms be acceptable. Rental expense totaled $40,993 for the year ended December 31, 2003.

Sentigen          On October 1, 2003, in connection with our employment
Holding           agreement with Erik R. Lundh, we leased an apartment in New
Corp.             York, New York.  Rental expense totaled $7,350 for the year ended December 31, 2003. The lease expires on September 30,
                  2004.

         We routinely evaluate our facilities for adequacy in light of our business plans. Our business plans may require us to lease additional facilities in the future.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on November 19, 2003. The following proposals were adopted by the margins indicated:

    1. To elect seven directors, each of whom is to serve until the next Annual Meeting of Stockholders and until his successor is elected and qualified.

                                                         NUMBER OF SHARES
                                                            WITHHELD
                                                FOR         AUTHORITY       AGAINST
                                                ---         ---------       -------
Joseph K. Pagano                             5,916,146      1,538,598          -
Thomas Livelli                               5,916,146      1,538,598          -
Frederick R. Adler                           5,916,146      1,538,598          -
Samuel A. Rozzi                              5,916,146      1,538,598          -
Joel M. Pearlberg                            5,916,146      1,538,598          -
Gerald Greenwald                             5,916,146      1,538,598          -
Bruce Slovin                                 5,916,146      1,538,598          -

    2. To ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2003.

For                                                         5,916,146
Withheld Authority                                          1,538,598
Against                                                             -

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On January 9, 2002 our common stock began trading on The NASDAQ SmallCap Market under the symbol SGHL. Prior to that date our common stock was traded on the OTC Bulletin Board. The following table sets forth the high and low bid prices for our common stock as reported on the OTC Bulletin Board or The NASDAQ SmallCap Market, as applicable, and the high and low bid prices from January 1, 2002 until March 22, 2004. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

      PERIOD                      HIGH ($)       LOW ($)
      ------                      --------      ---------
2002
     Fourth quarter               $ 5.1500      $  4.4100
     Third quarter                  5.0900         4.0000
     Second quarter                 6.9000         4.7800
     First quarter                  6.8000         4.0000

2003

     Fourth quarter               $ 5.9600      $  4.4600
     Third quarter                  4.8300         4.6000
     Second quarter                 5.0700         3.8500
     First quarter                  5.7500         4.7300

2004
     First quarter                $11.6500      $  5.6500
     (through March 22, 2004)

         On March 22, 2004, the last sale price for our common stock was $9.84, as reported by The NASDAQ SmallCap Market. As of March 22, 2004, we had 7,457,224 shares of our common stock outstanding and approximately 340 holders of record of our common stock.

DIVIDEND POLICY

         To date, we have not declared or paid any cash dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial condition and other relevant factors. We currently intend to retain all earnings, if any, to finance the continued development of our business. We do not expect to declare or pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SHARES

         None.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the selected balance sheet data as of December 31, 2003 and 2002 have been derived from our audited consolidated financial statements and accompanying notes that are included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 2000 and 1999 and the selected balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from our audited financial statements and accompanying notes which are not included within this Form 10-K. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                           FISCAL YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                      2003              2002             2001               2000              1999
                                  ------------      ------------      ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA:

Total revenues                    $  9,014,781      $  7,217,446      $  6,080,198      $  4,729,503      $  3,916,581
                                  ------------      ------------      ------------      ------------      ------------
Income after
    direct costs                  $  5,917,242      $  4,654,350      $  3,804,142      $  2,838,854      $  2,290,378

Operating expenses                   6,684,775         5,276,486         4,826,954         3,083,238         1,809,614
                                  ------------      ------------      ------------      ------------      ------------
(Loss) income from
     operations                       (767,533)         (622,136)       (1,022,812)         (244,384)          480,764

Interest income, net of
    interest expense                    20,489           235,956           508,345           191,991           160,350

Income tax expense                     126,144           135,851           133,122            74,322                 -
                                  ------------      ------------      ------------      ------------      ------------

Net (loss) income                 $   (873,188)     $   (522,031)     $   (647,589)     $   (126,715)     $    641,114
                                  ============      ============      ============      ============      ============

(Loss) income per
share of common stock
   Basic                          $      (0.12)     $      (0.07)     $      (0.09)     $      (0.02)     $       0.11
                                  ============      ============      ============      ============      ============
   Diluted                        $      (0.12)     $      (0.07)     $      (0.09)     $      (0.02)     $       0.10
                                  ============      ============      ============      ============      ============

BALANCE SHEET DATA:

Working capital                   $  9,956,254      $  9,811,764      $  9,929,995      $  5,462,235      $  5,386,910
                                  ------------      ------------      ------------      ------------      ------------
Total assets                      $ 13,123,379      $ 13,148,435      $ 12,862,944      $ 13,419,909      $  7,428,682
                                  ------------      ------------      ------------      ------------      ------------
Long - Term Debt                  $    800,581      $  1,031,161      $    914,110      $    635,001      $  1,092,095
                                  ------------      ------------      ------------      ------------      ------------
Stockholders' Equity              $ 10,931,194      $ 10,870,489      $ 10,950,382      $ 11,351,799      $  5,734,091
                                  ------------      ------------      ------------      ------------      ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

         We are a holding company conducting business through two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. ("CMT"), and Sentigen Biosciences. CMT provides contract research and development services and manufactures specialty cell culture media, reagents and other research products for companies engaged in the drug discovery process. Sentigen Biosciences is primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences is initially targeting its Tango Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and expects to file additional patent applications on this technology in the future.

         CMT operates through two divisions -- Molecular Cell Science ("MCS") and Specialty Media ("SM"). MCS provides contract research and development services and High Throughput Screening support services to companies engaged in the drug discovery process. SM develops, manufactures and markets specialty cell culture media, reagents and other research products.

         CMT and Sentigen Biosciences continue to execute their respective business plans and are focused on building their respective businesses to secure growth in the future. At CMT, we are expending time and resources to broaden our customer base and our service offerings to the drug discovery community. At Sentigen Biosciences, we are spending our time and resources to execute the development and commercialization of the Tango Assay System.

         The earnings generated from our base business at CMT have, to date, provided us with the financial resources to execute our research program at Sentigen Biosciences. Our continued success in these efforts depends on CMT's ability to broaden its customer base and expand its portfolio of services to the drug discovery community. To this end, the management team at CMT has spent its time developing its business through trade conferences, exhibition and project collaborations that demonstrate CMT's sophisticated service platform and research products to companies engaged in the drug discovery process.

         Sentigen Biosciences has been primarily focused on research and development, and has participated in various scientific and industry conferences and met with leading pharmaceutical, biotechnology and agricultural companies in an effort to raise awareness of its technologies among constituents in those communities. Sentigen Biosciences intends to seek strategic discovery and development partnerships around key molecular targets with biotechnology, pharmaceutical and other life sciences research institutions and although introductory meetings have begun, no assurance can be given that any such partnerships will be successfully entered into. Sentigen Biosciences also intends to expand its research and development programs and we may, in the future, seek to obtain additional debt or equity financing to fund these expanded research and development programs.

CRITICAL ACCOUNTING POLICIES

         Cell & Molecular Technologies, Inc.

         Management evaluates the performance of CMT through its two divisions (both are treated as separate business segments). Revenue, income after direct costs (also referred to as "gross margin on revenues" or "gross margin") and net income are used to measure and evaluate the financial results of CMT.

         Revenue Recognition. The MCS division's services are performed on a fee-for-service, fixed contract basis that provide for payments after specific research milestones are achieved. Revenues from the MCS division are recognized using the percentage-of-completion method for fixed price contracts extending over more than one accounting period. Work-in-process, representing time and costs incurred on projects in process in excess of amounts billed to customers, are recorded as "Unbilled services" on our consolidated balance sheets. Unearned revenue represents amounts billed in excess of costs incurred and are recorded as liabilities on our consolidated balance sheets. Revenues from the product sales of the SM division are recognized upon transfer of title and transfer of risk of loss to the product, which generally occurs upon shipment to the customer.

         Direct Costs. The major classes of direct costs for the MCS division are as follows: (1) costs incurred for direct materials used in the services performed under research contracts, (2) an allocation of the compensation costs for the time incurred on such contracts by scientists, (3) an allocation of indirect materials costs for general laboratory expenses incurred for the benefit of all contracts in process and (4) an allocation of certain general and administrative expenses incurred by CMT. The direct costs of the SM division represent the direct costs of research products sold, including an allocation of the compensation costs for production personnel, and an allocation of certain general and administrative expenses incurred by CMT. The inventory of the SM division is determined using the FIFO (first-in, first-out) method of accounting.

         Selling, General and Administrative Expenses. The major classes of selling, general and administrative expenses incurred by CMT are as follows: (1) compensation and employee benefit costs of CMT's management, sales, and administrative staff, (2) compensation and employee benefit costs for the time of scientific and production personnel spent on selling, general and administrative activities, (3) facilities rental, utilities, communication costs and related operating expenses, (4) marketing, sales and advertising costs, (5) business travel expenses, (6) commercial and product liability insurance costs,
(7) repairs and maintenance costs on facilities and laboratory equipment and (8) professional fees for legal and accounting services.

         Sentigen Biosciences

         The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences operations, since its inception in February 2000, consist entirely of research and development. Research and development costs are expensed as such costs are incurred.

         On August 19, 2002, Sentigen Biosciences was awarded a Federal Phase I Grant in the amount of $100,003 from the National Institute of Health. The term of the grant was from September 1, 2002 through February 28, 2003. The grant provides for the direct costs of a specific project within Sentigen Biosciences overall research program (budgeted in the grant for $75,000) as well as an allocation for the facilities and administrative costs of Sentigen Biosciences related to the project (budgeted in the grant at $25,003). Sentigen Biosciences completed the research project covered under the grant and all funds were received from the National Institute of Health as of December 31, 2002. The receipt of funds under the grant were accounted for as revenue, the direct costs of the project were accounted for as direct costs and the related facilities and administrative costs were shown as operating expenses in our consolidated statements of operations.

         Sentigen Holding Corp.

         The expenses of the parent company, Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chairman of the board, chief financial officer, executive vice president of commercial operations and administrative assistant,
(2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

         Allowance for doubtful accounts. Our consolidated balance sheet includes a reserve against receivables for estimated losses that may result from customers' inability to pay. Management determines the amount of the reserve by analyzing uncollectible accounts, aged receivables, and customers' creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged against this reserve. To minimize the likelihood of uncollectible accounts, customers' creditworthiness is reviewed periodically based on our experience with the customer and external credit services (if necessary) and adjusted accordingly. Should a customer's account become past due, a hold is generally placed on the account and further shipments or services are discontinued to that customer, minimizing further risk of loss. Additionally, all accounts with aged balances greater than one year are fully reserved.

         Inventory adjustments. Inventories are stated at the lower of cost or market. Management reviews the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Stock levels generally do not exceed one quarter's expectation of usage or sales. Inventories were stated at $241,134 and no reserve for impairment or obsolescence was necessary as of December 31, 2003.

         Impairment of intangibles. Our intangible assets consist primarily of license costs of $343,434 as of December 31, 2003, and are the result of the exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of the agreement with the Trustees of Columbia University) less accumulated amortization. The value of the license is subject to an amortization period of 17 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of December 31, 2003.

         Revenue recognition. Revenues from the MCS division are recognized using the percentage-of-completion method for fixed price contracts. Percentage-of-completion is determined based on the proportion of completed costs to total anticipated costs on each contract. Management uses estimates of remaining costs to complete each contract to determine the revenue and profitability on each contract. Management reevaluates these estimates periodically and such reevaluations may, in the future, lead to changes in the rate of profitability on each contract. There were no contracts where the expected costs exceeded the contract price. All contract receivables are due within one year.

         Stock-based compensation. SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided that the exercise price is equal to the market price at the date of the grants. Options granted to non-employees are valued at either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires management to estimate common stock price volatility, risk-free interest rates and other parameters in order to determine the fair value of an option grant. We also adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of SFAS No. 123."

OFF-BALANCE-SHEET ARRANGEMENTS

         As of December 31, 2003, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

         Revenues. Revenues for the year ended December 31, 2003 were $9,014,781 compared to revenue of $7,217,446 for the year ended December 31, 2002. This increase of $1,797,335 or 25%, was the result of an increase of $1,621,263, or 36%, in contract revenue from CMT's MCS division and an increase of $276,075 or 10%, in revenue from CMT's SM division, offset, in part, by a decrease of $100,003, or 100% in grant revenues from Sentigen Biosciences. Our consolidated revenues in 2003 were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

An analysis of the revenues from the MCS division is as follows:

                                               FOR THE YEAR ENDED
                                                   DECEMBER 31,
                                                   ------------             PERCENT
                                             2003              2002         CHANGE
                                         ------------      ------------     -------
HTS contract                             $  2,400,000      $  2,004,000       20%
All other contracts                         3,676,502         2,451,239       50%
                                         ------------      ------------
Total                                    $  6,076,502      $  4,455,239       36%
                                         ============      ============

         The contract revenue for high-throughput screening, or HTS, services is derived from a retainer contract. The contract provided for payments of $200,000 per month, regardless of the volume of services performed during the month. The term of the contract was for one year and ended on December 31, 2003. The 20% increase in the revenues received under the contract resulted from the increase in HTS services required by the customer to support its HTS programs during the year ended December 31, 2003 compared to the year ended December 31, 2002. On January 19, 2004, this customer renewed its contract with CMT for a term of one year, ending on December 31, 2004. The new contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. Should actual deliveries during 2004 exceed the fixed number of deliveries provided for in the contract additional deliveries will be billed at the rate of $909 per delivery. The contract also provides for a credit against other services (in addition to the base contract value) performed for the customer in 2005 should actual deliveries during 2004 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2005 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2004.

         The 50% growth from other contracts was driven by mouse genetics services and protein expression services.

         Revenues from the SM division grew 10% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This growth was driven by three factors:

         - an increase in sales of the SM division's line of Murine Embryonic stem cells and feeder cells as well as media associated with this product line;

         - increase in sales of the SM division's proprietary formulations sold under private label; and

         -        price increases implemented as of January 1, 2003.

         Income after Direct Costs and Gross Margin. Income after direct costs for the year ended December 31, 2003 was $5,917,242 (a gross margin on revenue of 66%) compared to income after direct costs of $4,654,350 (a gross margin on revenue of 64%) for the year ended December 31, 2002. Gross margin for the MCS division was 69% for both the year ended December 31, 2003, and 2002. Gross margin for the SM division was 58% for the year ended December 31, 2003 and 59% for the year ended December 31, 2002. The decrease was due to higher direct labor costs in the SM division.

         Operating Expenses. Operating expenses for the year ended December 31, 2003 were $6,684,775 compared to $5,276,486 for the year ended December 31, 2002. This increase of $1,408,289 or 27% was primarily the result of the following:

         - Selling, general and administrative expenses of CMT increased $315,244 or 13% due to higher commercial insurance expenses, higher compensation expenses and higher marketing and sales expenses.

         - Research and development expenses increased $216,476 due to higher professional fees and research expenses at Sentigen Biosciences. - Corporate overhead expenses increased $206,815 or 19%. The increase was primarily due to the increased costs associated with the hiring of our Executive Vice President of Commercial Operations and increased professional fees for legal services.

         - An increase in stock based compensation costs of $720,763. The increase in stock based compensation results from the September 4, 2003 amendment to a stock option agreement with our Chairman of the Board, Chief Executive Officer and President. The stock option is for the purchase of 217,000 shares of our common stock at $1.625 per share and was originally granted on May 1, 1996. The stock option is fully vested and would have expired on April 30, 2004. The amendment extended the life of the option to April 30, 2006. All other terms of the stock option agreement remain unchanged. As a result of this amendment and according to FASB Interpretation No. 44 to APB Opinion No. 25 we recognized stock based compensation in the amount of $820,407.

         - These increases were partially offset by a decrease of $26,006 in depreciation and amortization expenses.

         Income / Loss from Operations. Loss from operations for the year ended December 31, 2003 was $767,533 compared to a loss from operations of $622,136 for the year ended December 31, 2002. The components of this 23% increase are as follows:

                                                  FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                                      ------------              PERCENT
                                              2003                2002          CHANGE
                                           ------------       ------------      -------
CMT                                        $  2,614,738       $  1,600,950       63%
Sentigen Biosciences                         (1,259,673)        (1,124,787)      12%
Holding Company
Expenses                                     (2,122,598)        (1,098,299)      93%
                                           ------------       ------------
Total                                      $   (767,533)      $   (622,136)      23%
                                           ============       ============

         The increased income from operations of CMT was driven by its 27% increase in revenues. The revenue increase was augmented by reduced selling, general and administrative costs as a percentage of revenue. The loss from operations attributable to Sentigen Biosciences increased due to higher research costs and professional fees. The loss from holding company expenses increased by 93% due to the additional stock based compensation of $820,407 recognized for the extension of the life of a stock option previously granted to our Chairman of the Board, Chief Executive Officer and President and the additional costs associated with the hiring of our Executive Vice President of Commercial Operations.

         Interest income. Interest income, net of interest expenses declined by $215,467 due to the decline in yields on U.S. Treasury and money market securities, in which we invest our available cash.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

         Revenues. Revenues for the year ended December 31, 2002 were $7,217,446 compared to revenue of $6,080,198 for the year ended December 31, 2001. This increase of $1,137,248, or 19%, was the result of an increase of: $549,690, or 14%, in contract revenue from CMT's MCS division, an increase of $487,555, or 22%, in revenue from CMT's SM division, and a Federal Phase I grant award from the National Institute of Health to Sentigen Biosciences for $100,003. Other than the Federal Phase I grant award received by Sentigen Biosciences, our revenues for 2002 were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

         An analysis of the revenues during 2002 from the MCS division is as follows:

                                              FOR THE YEAR ENDED
                                                 DECEMBER 31,
                                                 ------------                PERCENT
                                            2002               2001          CHANGE
                                        ------------        ------------     -------
HTS contract                            $  2,004,000        $  1,745,020       15%
All other contracts                        2,451,239           2,160,529       13%
                                        ------------        ------------
Total                                   $  4,455,239        $  3,905,549       14%
                                        ============        ============

         The 14% increase from the MCS division was due in part to the renegotiation, as of January 1, 2002, of a significant contract for high-throughput screening, or HTS, services from a pay-per-service contract to a retainer contract. The new retainer contract provides for payments of $167,000 per month, regardless of the volume of services performed. The term of the contract was for one year and ended on December 31, 2002. CMT provided more HTS services to this customer during the year ended December 31, 2002 compared to the year ended December 31, 2001 and, under the old pay-per-service agreement, would have also shown an increase in revenues from this contract. On December 20, 2002 this contract was renewed for a term of one-year and provides for payments of $200,000 per month beginning in January 2003. The 13% growth from other contracts was driven by: (1) mouse genetics services, (2) protein expression services and (3) services for the pre-clinical analysis of compound efficacy on diminishing or eliminating pathogen infection.

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

         Income after Direct Costs and Gross Margin. Income after direct costs for the year ended December 31, 2002 was $4,654,350 compared to income after direct costs of $3,804,142 for the year ended December 31, 2001. Gross margin for the year ended December 31, 2002 (excluding income after direct costs from the Federal Phase I grant award received by Sentigen Biosciences) was 65% compared to 63% for the year ended December 31, 2001. This increase was driven by reduced direct materials costs for the MCS division, offset in part by rising serum costs in the SM division.

         Operating Expenses. Operating expenses for the year ended December 31, 2002 were $5,276,486 compared to $4,826,954 for the year ended December 31, 2001. This increase of $449,532, or 9%, was primarily attributable to an increase of $434,825 in selling, general and administrative expenses due to the increased rental and facilities expenses relating to the opening of CMT's new facility in Phillipsburg, New Jersey, as well as increases in salaries and employee health insurance expenses at CMT, and increases in CMT's advertising, marketing and sales costs. A portion of the increase in operating expenses also was due to an increase of $94,379 in depreciation and amortization due to capital expenditures made in connection with CMT's new facilities and an increase of $149,291 in stock based compensation. These increases were partially offset by a decrease of $119,794 in the research and development costs of Sentigen Biosciences due to the receipt of the grant from the National Institute of Health, and a decrease of $134,172 in corporate overhead driven by reduced professional fees.

         Loss from Operations. Loss from operations for the year ended December 31, 2002 was $622,136 compared to a loss from operations of $1,022,812 for the year ended December 31, 2001. The components of this 39% improvement were as follows:

                                                 FOR THE YEAR ENDED
                                                    DECEMBER 31,
                                                    ------------          PERCENT
                                            2002             2001         CHANGE
                                         ------------    ------------     ------
CMT                                      $  1,600,950    $  1,360,025      18%
Sentigen Biosciences                       (1,124,787)     (1,151,408)      2%
Holding Company
Expenses                                   (1,098,299)     (1,231,429)     11%
                                         ------------    ------------
Total                                    $   (622,136)   $ (1,022,812)     39%
                                         ============    ============

         Income from operations for CMT increased by 18% which was due to its 17% increase in revenues. Loss from operations attributable to Sentigen Biosciences improved by 2% which was due to the grant award from the NIH, offset by higher stock-based compensation costs. Sentigen Biosciences' operations consist entirely of research and development activities. Loss from operations attributable to holding company-related expenses improved by 11% which was largely attributable to lower professional fees.

         Interest Income. Interest income, net of interest expenses declined by $272,389, or 54%, due to the fall in yields on U.S. Treasury and money market securities.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003 we had $10,086,952 in cash and cash equivalents and working capital of $9,956,254. During the year ended December 31, 2003 we financed our operations and capital expenditures primarily through working capital and certain equipment leases were capitalized for accounting purposes.

         On January 22, 2003 we sold $5,250,000 face value, 2.125% U.S. Treasury Notes maturing on October 31, 2004. The proceeds from the sale were reinvested in 90-day U.S. Treasury Bills. Capital gains recognized from the transaction were minimal. This sale accounts for the majority of the $5,266,985 increase in cash and cash equivalents reported in our consolidated statement of cash flows.

         We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. However, we may, in the future, seek to obtain additional debt or equity financing to fund expanded research and development programs. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets.

         Cell & Molecular Technologies, Inc.

         In July 2003, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $35,000. We used a fixed interest rate of 5.00% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in June 2006. Rental payments through December 31, 2003 totaled $6,372. Of those payments, $5,555 was applied to the capital lease liability and $817 was applied to interest expense. As of December 31, 2003 the total remaining lease obligation amounted to $29,445.

         In October 2002, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $95,945. We used a fixed interest rate of 7.40% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in September 2005. Rental payments for the year ended December 31, 2003 totaled $36,067. Of those payments, $30,574 was applied to the capital lease liability and $5,493 was applied to interest expense. As of December 31, 2003 the total remaining lease obligation amounted to $57,486.

         During the first quarter of 2001, CMT leased approximately 3,000 square feet of laboratory space to accommodate its High Throughput Screening support services group. In connection with this new facility, CMT borrowed $404,337 under a $720,000 loan commitment to finance capital equipment expenditures. In March 2002, CMT borrowed the remaining $315,663 available under this loan commitment to finance capital expenditures made in connection with its leased facility in Phillipsburg, New Jersey. CMT is required to repay this loan over a seven year period that commenced in June 2002. The terms of the loan require CMT to maintain annual cash flow equal to 1.25 to 1.00 times the total annual debt service of CMT and a ratio of debt to net worth of 3.00 to 1.00. CMT complied with these terms as of and during the twelve months ended December 31, 2003. Sentigen Holding Corp. guarantees this obligation of CMT. The unpaid principal balance on this loan at December 31, 2003 was $584,662. On April 15, 2003, CMT renegotiated the interest rate on this loan from a fixed rate of 7.40% to a fixed rate of 5.25%. The amortization period of the loan remained unchanged.

         Sentigen Biosciences

         In June 2001, Sentigen Biosciences borrowed an additional $60,000 under a $500,000 loan facility. We are no longer able to borrow under this facility. Sentigen Holding Corp. guarantees this obligation of Sentigen Biosciences. The loan also requires that Sentigen Holding Corp. keep unencumbered liquid assets equaling two-times the combined outstanding loan balances for Sentigen and CMT. We complied with these terms as of December 31, 2003. The loan is being amortized over a five year period and at December 31, 2003, Sentigen Biosciences had borrowed a total of $300,000 under this facility, and the unpaid principal balance on this loan was $92,121. On February 5, 2003 Sentigen Biosciences renegotiated the interest rate on this borrowing from the fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate plus 1.00% with a minimum interest rate of 5.50%.

         Sentigen Biosciences was formed in February of 2000 and is focusing on research and development activities. Our licensing agreement with The Trustees of the Columbia University in New York required us to contribute a minimum of $1,000,000 into Sentigen Biosciences within one year of the date of the agreement (by April 2001) or we must be involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of a private placement in November 2000 in which we sold 863,834 shares of our common stock at $6.00 per share for aggregate gross proceeds of $5,183,004.

         Another provision of the agreement requires that a minimum of $50,000 per six month period or $100,000 per annual period be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must be involved in active negotiation to raise $1,000,000 in additional funding. We satisfied this provision through April 2002 and 2003 (the second and third fiscal years of the license agreement). We believe that we have sufficient capital resources to meet the financial requirements of this provision for the agreement years 2004 and beyond.

         There is no assurance that the technology related to the licensing agreement with The Trustees of Columbia University or other technologies involved in the research and development activities of Sentigen Biosciences will prove to be productive. In the event we decide to terminate such activities, there will be associated costs to us, such as payment to employees and expenses related to the closing of its facility at 3960 Broadway, New York, New York. No provisions have been made for such possible further expense.

COMMITMENTS UNDER DEBT OBLIGATIONS AND LEASES

         We were in compliance with all debt covenants as of and for the year ended December 31, 2003. As of December 31, 2003, the scheduled maturities of our indebtedness were:

                                       TOTAL         <1 YEAR    1-3 YEARS    3-5 YEARS     >5 YEARS
                                     -----------     -------    ---------    ---------     --------
Long-Term Debt Obligations           $   970,025     211,927      231,098       233,409      293,591
Capital Lease Obligations                 86,931      44,448       42,483             -            -
Operating Lease Obligations              408,352     237,993      170,359             -            -
                                     -----------     -------      -------      --------     --------
Total                                $ 1,465,308     494,368      443,940       233,409      293,591
                                     ===========     =======      =======      ========     ========

INFLATION

         Inflation has historically not had a material effect on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an effect on our financial position or results of operations.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS No. 145 is effective January 1, 2003. Among other things, SFAS No. 145 requires that gains or losses on the extinguishment of debt will generally be required to be reported as a component of income from continuing operations and will no longer be classified as an extraordinary item. The adoption of SFAS No. 145 did not have an effect on our financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 was effective for all exit or disposal activities initiated after December 31, 2002. We did not undertake any exit or disposal activities for the year ended December 31, 2003.

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

         The following table reconciles net loss and diluted earnings per share
(EPS), as reported, to pro-forma net loss and diluted EPS, as if we had expensed the fair value of employee stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                              2003              2002            2001
                                          ------------      ------------    ------------
Net Loss:
  As reported                             $   (873,188)     $   (522,031)   $   (647,589)
Pro-forma expense as if employee
  stock options were charged
  against net loss                            (244,551)         (192,051)       (236,780)
                                          ------------      ------------    ------------
Pro-forma net loss using the fair
  value method                            $ (1,117,739)     $   (714,082)   $   (884,369)
                                          ============      ============    ============
Basic and Diluted EPS:
  As reported                             $      (0.12)     $      (0.07)   $      (0.09)
Pro-forma using the fair
  value method                            $      (0.15)     $      (0.10)   $      (0.12)

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

         In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have variable interest entities as of December 31, 2003.

         In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We are not involved in any hedging activities.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The adoption of SFAS No. 150 did not have an effect on the Company's financial position.

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

         Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investment securities and long-term debt. We generally invest our excess cash in U.S. Treasury securities of short- to intermediate-term and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates prior to maturity.

         At December 31, 2003, we have total debt of $1,056,956. This debt consists of two capital leases, three bank notes used for equipment financing and a mortgage on our executive office at 580 Marshall Street, Phillipsburg, New Jersey 08865. The payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest.

         On February 5, 2003, CMT renegotiated the interest rate on its equipment loan maturing August 2004 from a fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate of interest plus 1.00% with a minimum interest rate of 5.50%.

         On February 5, 2003, Sentigen Biosciences renegotiated the interest rate on its equipment loan maturing April 2005 from a fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate of interest plus 1.00% with a minimum interest rate of 5.50%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         Our current executive officers, directors and key employees are as follows:

             NAME                   AGE                             POSITION
---------------------------------   ---    ------------------------------------------------------------
EXECUTIVE OFFICERS AND DIRECTORS:

     Joseph K. Pagano               59     Chairman of the Board, Chief Executive Officer and President

     Fredrick B. Rolff              32     Chief Financial Officer

     Erik R. Lundh                  34     Executive Vice President - Commercial Operations

     Thomas Livelli                 51     Director, Chief Executive Officer and President of CMT

     Frederick R. Adler             78     Director

     Gerald Greenwald               68     Director

     Joel M. Pearlberg              66     Director

     Samuel A. Rozzi                58     Director

     Bruce Slovin                   68     Director

KEY EMPLOYEES:

     Kevin J. Lee, PhD              41     Vice President - Research, Sentigen Biosciences

     Richard Malavarca              51     Chief Operating Officer and Vice President of CMT

         JOSEPH K. PAGANO has served as President since June 1994. Mr. Pagano has also served as a Director since 1991, as Chairman of the Board since June 1996 and as Chief Financial Officer from June 1994 until July 1996. Mr. Pagano has been a private investor for more than the past five years. Mr. Pagano has been active in venture capital for over 20 years, with investments in a wide variety of industries, including information and technology, medical equipment, biotechnology, communications, retailing and outsourcing. He was a founding investor in Ribi Immunochem, one of the earliest biotechnology companies to go public and one of the first to focus on cancer vaccines. He participated in the early round financing of Amcell Cellular Communication, which was sold to Comcast. He was a founding investor of NMR of America, the first MRI center business to go public and was also a founding Shareholder and Director of Office Depot, the first office warehouse to go public.

         FREDRICK B. ROLFF, has served as Chief Financial Officer since January 2001. Mr. Rolff joined our Company in November 2000 as corporate controller. From April 1999 until November 2000, Mr. Rolff was Director, Financial Strategy for Rare Medium Group, Inc., an Internet development and venture capital firm. From January 1998 until April 1999, Mr. Rolff attended Fordham University Graduate School of Business, where he earned an MBA in Finance. From September 1993 until January 1998, Mr. Rolff was employed by KPMG LLP where he provided audit and business advisory services to private and public companies in the financial services industry. Mr. Rolff holds a BS in Accounting from Villanova University, is a Certified Public Accountant and a candidate in the Chartered Financial Analyst program. Mr. Rolff is the nephew of Samuel A. Rozzi.

         ERIK R. LUNDH has served as Executive Vice President, Commercial Operations since September 2003. From 2002 to September 2003, Mr. Lundh led the worldwide sales, business development, and services functions at ACLARA BioSciences, Inc. (NASDAQ: ACLA), a leading provider of tools for biopharmaceutical drug discovery and development. From 1999 to 2001, Mr. Lundh was a vice president of sales at SciQuest, Inc. (NASDAQ: SQST), a provider of supply chain technology, services, and domain expertise to the life sciences and industrial research markets. From 1995 to 1999, Mr. Lundh managed sales in the Western U.S. region for QIAGEN Inc. (NASDAQ: QGENF), a leading provider of integrated bio-separation solutions to the life sciences industry. From 1991 to 1994, Mr. Lundh worked as a cardiovascular research scientist at Berlex Biosciences, Inc., the North American subsidiary of Schering AG (NYSE: SHR). Mr. Lundh holds a B.S. in Biological Sciences from Santa Clara University.

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

         FREDERICK R. ADLER has been a Director since May 1996. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. He is also a director of SIT Investments, Inc., an investment management firm located in Minneapolis, MN and from 1977 to 1995 was a Trustee and member of the Finance Committee of Teachers Insurance and Annuity Association. Mr. Adler is a retired partner of the law firm of Fulbright & Jaworski L.L.P. and was previously a senior partner in the firm and of counsel to the firm. From 1982 to 1996 he was a director of Life Technologies, Inc., a significant supplier in the biotechnology area, serving at various times until January 1, 1988 as either its Chairman or its Chief Executive Officer and after 1988 as Chairman of its Executive Committee. He has been a founding investor and a director of a number of biotechnology firms including Biotechnology General (now Savient) and Synaptic. Mr. Adler is a graduate of Brooklyn College and graduated Magna Cum Laude from The Harvard Law School.

         GERALD GREENWALD has been a Director since June 2001. Mr. Greenwald founded Greenbriar Equity Group with Joel Beckman and Reginald Jones. Greenbriar Equity Group has formed a strategic alliance with Berkshire Partners to make private equity investments in the global transportation sector. Mr. Greenwald is presently Chairman Emeritus of United Airlines. From 1994 until his retirement in July 1999, Mr. Greenwald was Chairman and Chief Executive Officer of United Airlines. In his five years with United, he led the airline through its beginnings as the world's largest majority employee-owned company, helped return it to profitability and built its leadership position throughout the world. Mr. Greenwald has also served as Managing Director of Dillon Read & Co., an investment banking company, and as President of Olympia & York Developments, Ltd., a real estate development company. His career started in the automobile industry at Ford Motor Company, where he held several positions including Controller, Director of Ford's operations in Europe and as President of Ford of Venezuela. Mr. Greenwald later was employed by Chrysler Corporation, where he held various positions, including Corporate Controller and Chief Financial Officer, before being promoted to Vice Chairman, where he shared full responsibility with the Chief Executive Officer for the operations of the company. Mr. Greenwald graduated cum laude from Princeton University's Woodrow Wilson School and received a masters degree in economics from Wayne State University. He is the author of the business book, Lessons from the Heart of American Business, Publisher, Warner Books. Mr. Greenwald is a member of the Board of Directors of Aetna, Inc. His term began in September 1993 and expires in April 2006. Mr. Greenwald is also a member of the Board of Directors of Calpine Corp. His term began in July 2001 and expires in July 2004.

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

         SAMUEL A. ROZZI has been a Director since January 1997. He previously served as a Director from 1991 until June 1996. Mr. Rozzi has been the President of Corporate National Realty, Inc., a corporate real estate brokerage and services firm that he founded, since September 1988. Mr. Rozzi is the uncle of Fredrick B. Rolff.

         BRUCE SLOVIN has been a Director since September 2003. Mr. Slovin has served as President of 1 Eleven Associates, LLC, a private investment firm since January 2000. From 1985 until December 2000, Mr. Slovin was the President and a director of MacAndrews & Forbes Holdings Inc. and Revlon Group, Inc., privately held industrial holding companies. Mr. Slovin is a director of M&F Worldwide Corp. (NYSE: MFW), a manufacturer of licorice extract and flavorings, Daxor Corporation (AMEX: DXR), the developer and manufacturer of the Blood Volume Analyzer, and Cantel Medical Corp. (NYSE: CMN), a medical device company.

         KEVIN J. LEE, PHD has served as Vice President - Research for Sentigen Biosciences since March 2000. Since 1985, Dr. Lee has been using molecular genetic techniques to study neurobiology in the fruit fly Drosophila melanogaster and the mouse at various universities including the University of California and the Massachusetts Institute of Technology. When working with Drs. Lily and Yuh Nung Jan at the University of California at San Francisco, he was involved in the cloning of the Shaker potassium channel gene. Dr. Lee was also a pioneer in the development of enhancer trapping, a technique that has had a profound impact on gene discovery and analysis in Drosophila. In subsequent work with Dr. Hermann Steller at MIT, he used these techniques to analyze the development of the visual system in the fruit fly. Dr. Lee is a graduate of the University of Michigan and MIT. Dr. Lee was a postdoctoral fellow and an Associate Research Scientist in the Center for Neurobiology and Behavior at Columbia University where he worked with Dr. Thomas Jessell. Dr. Lee was a National Science Foundation fellow at MIT and a Life Sciences Foundation Fellow of the Howard Hughes Medical Institute at Columbia University.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who beneficially own more than 10 percent of a registered class of our equity securities, file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10 percent beneficial stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms received by us, or representations obtained from certain reporting persons, we believe that during the year ended December 31, 2003 all filing requirements applicable to our officers, directors, and greater than 10 percent beneficial stockholders were complied with.

AUDIT COMMITTEE

         The members of our audit committee are Frederick R. Adler, Joel M. Pearlberg and Bruce Slovin. The Board has determined that Mr. Pearlberg satisfies the definition of "audit committee financial expert" as set forth in
Item 401(h) of Regulation S-K. All members of the audit committee are "independent" as that term is defined in applicable SEC rules and NASDAQ listing standards.

CODE OF ETHICS AND BUSINESS CONDUCT

         Our Code of Ethics and Business Conduct is available free of charge on our website at www.sentigencorp.com. Our Code of Ethics and Business Conduct applies to all directors, officers (including senior financial officers) and employees. Amendments to or waivers of the Code of Ethics and Business Conduct granted to a director or executive officer will be posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation awarded by us to our Chairman of the Board and Chief Executive Officer and our most highly compensated executive officers (including the chief executive officer of one of our subsidiaries) other than our Chief Executive Officer who were serving as executive officers at December 31, 2003.

                                                                               LONG TERM
                                                                              COMPENSATION
                                                                              ------------
                                                                               SECURITIES            ALL
                                                                               UNDERLYING           OTHER
   NAME AND PRINCIPAL POSITION     YEAR       SALARY           BONUS        OPTIONS/SARS (#)   COMPENSATION ($)
   ---------------------------     ----      --------      ----------       ---------------    ---------------
Joseph K. Pagano                   2003      $175,000             -                       -    $      17,875(1)
      Chairman of The Board,       2002       175,000             -                       -           17,875(1)
      Chief Executive Officer and  2001       161,500             -                       -            1,000(1)
      President

Fredrick B. Rolff                  2003      $123,164         7,845(2)                    -    $       6,000(7)
      Chief Financial Officer      2002       115,000         5,750(2)                    -            6,000(7)
                                   2001        99,100         5,750(2)                    -            3,000(7)

Erik R. Lundh                      2003      $ 66,667         8,219(3)                    -    $       7,350(8)
      Executive Vice President of
      Commercial Operations

Thomas Livelli                     2003      $168,771      $ 40,000(4)                    -    $       6,000(7)
      Chief Executive Officer and  2002       156,658        20,000(5)                    -            6,000(7)
      President of CMT             2001       150,000        20,000(5)               25,000(6)         6,000(7)

(1) On November 1, 2001, Mr. Pagano was granted a $500 per month car allowance which continued for the years ended December 31, 2002 and 2003. In December 2002, we purchased two term insurance policies on the life of Joseph K. Pagano. We are the beneficiary under one of the policies in the amount of $5 million. Mr. Pagano's son is the beneficiary under the other policy in the amount of $5 million. The annual premium on the policy for the benefit of Mr. Pagano's son was $11,875 for the years ended December 31, 2003 and 2002. See below under "Life Insurance Policies on Chairman of the Board and Scientific Consultant" for a description of the life insurance policies.

(2) The employees of CMT and our Chief Financial Officer were paid a bonus based on 5% of the respective individual's annual salary for the year ended December 31, 2001 and 2002. During the year ended December 31, 2003 such bonus was paid at the rate of 6% of the respective individual's annual salary.

(3) Mr. Lundh received a bonus of $8,219 for the year ended December 31, 2003 pursuant to his employment agreement with us. See below under "Employment Agreements" for a description of the employment contract.

(4) For the year ended December 31, 2003, Mr. Livelli received a bonus of $30,000 pursuant to his employment agreement with CMT. In addition, on July 29, 2003, Mr. Livelli's employment agreement was amended to provide for a one-time bonus of $10,000 in addition to any bonus earned by Mr. Livelli in 2003. The amendment also extended the term of Mr. Livelli's employment agreement to the earlier of May 22, 2008 or the two year anniversary of a "change in control" (as such term is defined in the employment agreement).

(5) Reflects Mr. Livelli's minimum guaranteed annual bonus per his employment agreement.

(6) On May 23, 2001, Mr. Livelli was granted an option to purchase 25,000 shares of our common stock at $9.00 per share, which expires on May 22, 2011. This option vests in five equal annual installments commencing on January 1, 2002.

(7)      Reflects a $500 per month car allowance.

(8) We leased an apartment in New York, New York for Mr. Lundh pursuant to his employment agreement. The monthly rent for the apartment is $2,450. The lease term is for one year beginning October 1, 2003 and ending on September 30, 2004. See below under "Employment Agreements" for a description of the employment contract.

EMPLOYMENT AGREEMENTS

         Joseph K. Pagano. On May 24, 1999, we entered into an employment agreement with Mr. Pagano to serve as Chairman of the Board, President and Chief Executive Officer. The employment agreement was for an initial term of one year and automatically renews thereafter unless notice is given by one of the parties. The employment agreement provided for annual base compensation of $85,000 and in March 2001 was amended to provide for annual base compensation of $175,000. On February 17, 2004, Mr. Pagano's annual base compensation was raised to $225,000. In connection with the employment agreement, the termination date of an option previously granted to Mr. Pagano to purchase 217,000 shares of our common stock was extended an additional three years to April 30, 2004. The termination date of this option was extended again on September 4, 2003 to April 30, 2006. On September 15, 2000, we granted Mr. Pagano an option to purchase an aggregate of 200,000 shares of our common stock at $9.00 per share, which expires as to 66,000 shares on September 15, 2005 and 134,000 shares on September 15, 2010. This option vests in four equal annual installments commencing on September 15, 2001.

         Erik R. Lundh. On September 2, 2003 we entered into an employment agreement with Mr. Lundh to serve as Executive Vice President of Commercial Operations. The agreement is for an initial term of one year and automatically renews thereafter unless notice is given by one of the parties. The employment agreement provides for annual base compensation of $200,000. Mr. Lundh is also entitled to participate in a bonus plan, which will be based on certain operational and financial milestones. The bonus under the plan shall not be less than $8,219 in 2003 and shall not be less than $25,000 in 2004. Pursuant to the employment agreement, we granted Mr. Lundh an option to purchase 50,000 shares of our common stock at $4.75 per share. This option expires on September 2, 2013 and vests in five equal annual installments commencing on September 2, 2004. Pursuant to this agreement we leased an apartment in New York, New York for Mr. Lundh for a term of one year, beginning October 1, 2003. The monthly rent for the apartment is $2,450.

         Thomas Livelli. In connection with the acquisition of CMT, we assumed an employment agreement with Mr. Livelli pursuant to which Mr. Livelli served as President and Chief Executive Officer of CMT through May 22, 2001. As of May 23, 2001, CMT entered into a new employment agreement with Mr. Livelli to serve in the same capacity until the earlier of May 22, 2006 or the two-year anniversary of a "change in control" (as such term is defined in the employment agreement). The employment agreement provides for annual base compensation of $150,000, with automatic cost of living adjustments on each one-year anniversary of the agreement. Mr. Livelli is also entitled to participate in CMT's bonus plan, which is based on CMT's net profits (subject to certain adjustments) and allocated each year by the Board of Directors. Mr. Livelli's agreement provides that his bonus shall be at least $20,000 for each full fiscal year of employment. If such minimum bonus payment exceeds Mr. Livelli's allocated bonus under the plan, the excess shall be credited against any future allocated bonuses in excess of $20,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of two years thereafter. Pursuant to the employment agreement, Mr. Livelli was granted an option to purchase 25,000 shares of our common stock at $9.00 per share. This option expires on May 22, 2011 and vests in five equal annual installments commencing on January 1, 2002. On August 1, 2002, Mr. Livelli's employment agreement was amended to provide for an annual base salary of $165,000. Pursuant to the automatic cost of living adjustment provided for in the agreement we increased Mr. Livelli's annual base salary to $169,571 effective May 23, 2003. On July 29, 2003 Mr. Livelli's employment agreement was amended to provide for a one-time bonus of $10,000 in addition to any bonus earned by Mr. Livelli in 2003. The amendment also extended the terms of Mr. Livelli's employment agreement to the earlier of May 22, 2008 or the two year anniversary of a "change in control" (as such term is defined in the employment agreement).

LIFE INSURANCE POLICIES ON CHAIRMAN OF THE BOARD AND SCIENTIFIC CONSULTANT

         In December 2002, we purchased insurance on the lives of Joseph K. Pagano and Richard Axel.

         We purchased two term insurance policies on the life of Joseph K. Pagano, our Chairman of the Board, Chief Executive Officer and President. We are the beneficiary under one of the policies in the amount of $5 million. Mr. Pagano's son is the beneficiary under the other policy in the amount of $5 million. We are required to make annual premium payments of $23,750 until December 24, 2012, at which time scheduled annual premium increases begin. The policy is cancelable, non-participating and does not pay dividends.

         We purchased a term insurance policy on the life of Dr. Richard Axel, a scientific consultant to us. We are the beneficiary under the policy in the amount of $10 million. We are required to make annual premium payments of $30,785 until December 9, 2012, at which time scheduled annual premium increases begin. The policy is cancelable, non-participating and does not pay dividends.

DIRECTOR COMPENSATION

         Directors receive no cash compensation for serving on the Board of Directors or for attending Board or Committee meetings. We will reimburse directors for out-of-pocket expenses incurred in connection with attending board meetings. Non-employee directors are eligible to be granted non-qualified stock options under the 2000 Performance Equity Plan. Nonqualified stock options may be exercised for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine. During the year ended December 31, 2003 we granted stock options to non-employee directors as follows:

                          NUMBER OF
                         SECURITIES
                         UNDERLYING
                           OPTIONS                           EXERCISE PRICE       GRANT        EXPIRATION
       NAME              GRANTED(#)          VESTING          PER SHARE($)         DATE           DATE
       ----              ----------          -------          ------------         ----           ----
Gerald Greenwald           10,000        100% on 9/2/2004         $4.75          9/2/2003        9/2/2013
Joel M. Pearlberg          20,000        100% on 9/2/2004         $4.75          9/2/2003        9/2/2013
Bruce Slovin               20,000       100% on 9/25/2004         $4.65         9/25/2003       9/25/2013

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The compensation committee is comprised of Frederick R. Adler and Joel
M. Pearlberg. No member of our Compensation Committee has been an employee of ours. None of our executive officers serves as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

OPTION GRANTS

         The following table represents the stock options granted during the fiscal year ended December 31, 2003 to the executive officers identified in the Summary Compensation table above.

                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                              PERCENT OF                                       POTENTIAL REALIZABLE
                              NUMBER OF     TOTAL OPTIONS                                        VALUE AT ASSUMED
                             SECURITIES       GRANTED TO                                          ANNUAL RATES OF
                             UNDERLYING       EMPLOYEES                                             STOCK PRICE
                              OPTIONS        DURING THE        EXERCISE PRICE   EXPIRATION       APPRECIATION FOR
     NAME                    GRANTED(#)     FISCAL YEAR(%)      PER SHARE($)       DATE           OPTION TERM($)
--------------               ----------     -------------      --------------   ----------     ---------------------
                                                                                                5%(1)        10%(1)
                                                                                               --------     --------
Erik R. Lundh                  50,000            95%              $4.75          9/4/2013      $222,663     $495,232

(1) The above information concerning five percent and ten percent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options. The closing price of our common stock on December 31, 2003 was $5.65 per share.

         The following table sets forth the fiscal year end option values of outstanding options at December 31, 2003 and the dollar value of unexercised, in-the-money options for the executive officers identified in the Summary Compensation table above. None of our executive officers exercised any stock options during the year ended December 31, 2003.

                     AGGREGATE FISCAL YEAR END OPTION VALUES

                           NUMBER OF SECURITIES UNDERLYING UNEXERCISED        DOLLAR VALUE OF UNEXERCISED IN-THE-
                                  OPTIONS AT DECEMBER 31, 2003:             MONEY OPTIONS AT DECEMBER 31, 2003(1):
          NAME             EXERCISABLE(#)             UNEXERCISABLE(#)      EXERCISABLE(#)        UNEXERCISABLE(#)
          ----             -------------          --------------------      -------------         ----------------
Joseph K. Pagano              367,000                   50,000              $     873,425         $              -
Fredrick B. Rolff              30,000                   20,000              $           -         $              -
Erik R. Lundh                       -                   50,000              $           -         $         45,000
Thomas Livelli                 10,000                   15,000              $           -         $              -

(1) These values are based on the difference between the closing sale price of our common stock on December 31, 2003 of $5.65 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

EQUITY COMPENSATION PLANS

         We have two stock option plans: the 1990 Stock Option Plan and the 2000 Performance Equity Plan. We are no longer able to grant options under the 1990 plan. The 2000 plan provides for grants of options to purchase up to 2,000,000 shares of our common stock. Under the 2000 plan, options may be granted to employees, directors, consultants, agents and other persons that are deemed to be valuable to us or our subsidiaries. The 2000 plan permits the Board of Directors or a stock option committee to issue incentive stock options, as defined in Section 422 of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section. The exercise price of each incentive stock option may not be less than 100% of the fair market value of our common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of our outstanding stock, the exercise price may not be less than 110% of such fair market value. The exercise price of each non-incentive stock option also may not be less than 100% of the fair market value of our common stock at the time of grant. Options that were granted under the 1990 plan may not be exercised prior to the first anniversary, or on or after the tenth anniversary of their grant. These options may not be transferred during the lifetime of the option holder.

         Under the 2000 plan, the Board of Directors may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. The 2000 plan currently is administered by the full Board of Directors. Subject to the provisions of the option plans, the Board of Directors (or a committee of the board) has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Under the 2000 plan, options covering a maximum of 200,000 shares of our common stock in the aggregate may be granted to any one holder during any one calendar year.

         At December 31, 2003, options to purchase an aggregate of 247,550 and 1,121,709 shares of our common stock were outstanding under the 1990 plan and 2000 plan, respectively. We have also granted from time to time non-plan options and warrants to certain officers, employees and consultants. Non-plan warrants to purchase an aggregate of 44,810 shares of our common stock were outstanding at December 31, 2003. These warrants were issued in connection with our private placement consummated in November 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 22, 2004 with respect to the common stock ownership of (i) each person known by us to beneficially own more than 5% of our voting securities; (ii) each of our directors and director nominees; (iii) each executive officer named in the Summary Compensation Table above; and (iv) all of our directors and executive officers as a group.

                                                   AMOUNT AND NATURE                      PERCENT OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER(1)       OF BENEFICIAL OWNERSHIP(2)               OF VOTING SECURITIES(2)
---------------------------------------       --------------------------               -----------------------
Joseph K. Pagano                                     1,541,450(3)                             19.6%
Frederick A. Adler                                     743,573(4)                              9.9%
Samuel A. Rozzi                                        507,525                                 6.8%
Thomas Livelli                                         169,380(5)                              2.3%
Joel M. Pearlberg                                       35,000(6)                                *
Fredrick B. Rolff                                       31,000(7)                                *
Gerald Greenwald                                        20,000(8)                                *
Bruce Slovin                                                 -(9)                                *
Erik R. Lundh                                                -(10)                               *
D.H. Blair Investment                                1,134,859(11)                            15.2%
    Banking Corp.

All directors and executive                          3,047,928(12)                            37.8%
  officers as a group (nine persons)

--------------------
* Less than 1% of the outstanding common stock

(1) The address is c/o Sentigen Holding Corp., 580 Marshall Street, Phillipsburg, NJ 08865.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Shares of common stock issuable pursuant to options, to the extent such options are exercisable or convertible within 60 days after March 22, 2004, are treated as outstanding for purposes of computing the percentage of the person holding such securities but are not treated as outstanding for purposes of computing the percentage of any other person.

(3)      Includes (i) 25,000 shares of common stock held of record by the Joseph
         K. Pagano, Jr. Trust established for Mr. Pagano's son, and (ii) options to purchase 367,000 shares of common stock which are currently exercisable. Excludes options to purchase 50,000 shares of common stock.

(4)      Includes (i) 703,573 shares of common stock held by the Frederick
         R. Adler Intangible Asset Management Trust of which Mr. Adler is the settlor and beneficiary and (ii) 40,000 shares of common stock held by Mr. Adler directly. Does not include 1,124,859 shares of common stock over which Mr. Adler is trustee pursuant to a voting trust among us, D.H. Blair Investment Banking Corp. and Mr. Adler. The voting trust agreement provides that Mr. Adler will vote those shares in the same manner as the public, on a proportionate basis, excluding the votes of our officers, directors and greater than ten-percent stockholders. However, with respect to a vote or consent in connection with either a "Rule 13e-3 Transaction" (as defined in Rule 13e-3 promulgated under Securities Exchange Act of 1934) or a transaction in which stockholders are afforded appraisal rights under Section 262 of the Delaware General Corporation Law, Mr. Adler will vote these shares as directed by D. H. Blair, or by the actual holders of the shares. Mr. Adler disclaims beneficial ownership of all shares other than those held in his name.

(5) Includes options to purchase 15,000 shares of common stock which are currently exercisable. Excludes options to purchase 10,000 shares of common stock.

(6)      Excludes options to purchase 20,000 shares of common stock.

(7) Includes options to purchase 30,000 shares of common stock which are currently exercisable. Excludes options to purchase 20,000 shares of common stock.

(8) Represents options to purchase 20,000 shares of common stock which are currently exercisable. Excludes options to purchase 10,000 shares of common stock.

(9)      Excludes options to purchase 20,000 shares of common stock.

(10)     Excludes options to purchase 50,000 shares of common stock.

(11) J. Morton Davis is the sole stockholder of D.H. Blair Investment Banking Corp. The amount reported includes 10,000 shares owned by Mr. Davis' wife of which Mr. Davis disclaims beneficial ownership. The information with respect to D.H. Blair Investment Banking Corp. and J. Morton Davis is based upon the Schedule 13G/A, dated May 23, 2001, filed by such persons with the Securities and Exchange Commission. All the shares beneficially owned by D.H. Blair Investment Banking Corp. have been placed in trust, pursuant to the trust agreement described in footnote 4. The voting trust agreement does not limit D. H. Blair's ability to make public sales of the shares in the open market pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to Rule 144 thereunder or to make private sales of the shares pursuant to Section 4(1) of the Securities Act of 1933, provided, however, that shares sold in private sales will continue to be subject to the voting trust agreement until certain conditions are met. In addition, D.H. Blair agreed that, during the term of the voting trust agreement, it will not acquire additional shares of our common stock or other securities convertible into our common stock. Mr. Adler disclaims beneficial ownership of all shares other than those held in his name.

(12) Includes options to purchase 432,000 shares of common stock which are currently exercisable. Excludes options to purchase 180,000 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information at December 31, 2003 with respect to the equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

                                                                                                NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                    NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE            FUTURE ISSUANCE UNDER
                                    BE ISSUED UPON EXERCISE        EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                                    OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,          (EXCLUDING SECURITIES
          PLAN CATEGORY               WARRANTS AND RIGHTS         WARRANTS AND RIGHTS      REFLECTED IN THE FIRST COLUMN)
          -------------               -------------------         -------------------      -----------------------------
Approved by Stockholders                   1,369,259                     $5.24                          878,291
Not Approved by Stockholders                  44,810(1)                  $6.00                                -


(1) In connection with a private placement consummated in November 2000, a warrant was issued to Mr. Theodore M. Serure to purchase 44,810 shares of our common stock as compensation for introducing investors to us who purchased common stock in the private placement. This warrant has an exercise price of $6.00 per share and expires November 21, 2005. The exercise price and the number of shares of common stock issuable upon exercise of the warrant are subject to adjustment in some circumstances including a stock dividend, recapitalization, reorganization, merger or consolidation. However, the warrant is not subject to adjustment for issuance of common stock at a price below the exercise price of the warrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Notes payable to Stockholders in connection with the Cell & Molecular Technologies, Inc. Merger

         At the time of the acquisition of CMT, there were loans outstanding from CMT to five of its shareholders and a related party, in the aggregate principal amount of $500,000, evidenced by promissory notes to each of the shareholders. Messrs. Pagano and Adler were among these shareholders and, at the time of the acquisition, held promissory notes in the principal amounts of $218,333 and $112,500, respectively. These notes had a stated interest rate of 5% and an original due date of July 14, 2002. As a result of the CMT acquisition, the above loans' maturity dates were accelerated to May 1, 2000. During 1999, the stockholders agreed to extend the above loans' maturity date to May 1, 2001. In July 2001, the stockholders agreed to further extend the maturity date of the loans until September 1, 2001, at which time principal and interest of $603,125 was repaid to retire these obligations, in the aggregate.

         Reimbursements to Mr. Pagano

         The Board of Directors authorized reimbursement to Mr. Pagano for the cost of using a private aircraft when used in connection with company business. Reimbursement for the use of the aircraft is limited to actual costs incurred. The Board of Directors also determined that reimbursement for use of the aircraft was not to exceed $120,000 for the calendar year ending December 31, 2003. The cost limitation does not include travel on commercial airlines. For the fiscal year ended December 31, 2003 reimbursements to Mr. Pagano for use of a private jet totaled $82,253.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Audit Fees

         The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years totaled approximately $70,000 and $60,000, respectively.

         Tax Fees

         Deloitte & Touche LLP prepares our federal and state income tax returns. Fees billed for these services totaled $28,500 per year for the fiscal years ended December 31, 2003 and 2002.

         Audit-Related and All Other Fees

         There were no other audit-related fees or other services rendered by our principal accountant during the fiscal years ended December 31, 2003 and 2002.

         The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. The Audit Committee shall pre-approve any additional audit services and permissible non-audit services. All "Audit Fees" and "Tax Fees" set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits.

           See Exhibit Index appearing later in this Report.

(b) Report on Form 8-K.

           None.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Financial Statements               December 31, 2003, 2002 and 2001

                                TABLE OF CONTENTS

                                                                                      PAGE
Independent Auditors' Report for the years ended December 31, 2003, 2002 and 2001      F-2

Consolidated Financial Statements

     Balance Sheets

            December 31, 2003 and 2002                                                 F-3

     Statements of Operations

            For the Years ended December 31, 2003, 2002, 2001                          F-4

     Statements of Stockholders' Equity

            For the Years ended December 31, 2003, 2002, 2001                          F-5

     Statements of Cash Flows

            For the Years ended December 31, 2003, 2002, 2001                          F-6

Notes to Consolidated Financial Statements                                             F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Sentigen Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sentigen Holding Corp. and Subsidiaries ("the Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
----------------------------
New York, New York
March 9, 2004

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                            December 31,
                                                                           --------------
                                                                          2003           2002
                                                                      ------------    -----------
Assets
    Current Assets
        Cash and cash equivalents                                     $ 10,086,952    $ 4,819,967
        Investment securities, available for sale, at fair value                 -      5,307,419
        Accounts receivable - net of allowance for doubtful
           accounts of $45,000 for 2003 and 2002                           940,570        509,298
        Unbilled services                                                    4,650         15,400
        Inventory                                                          241,134        212,104
        Accrued interest receivable                                          4,156         18,645
        Prepaid expenses                                                    70,396        175,716
                                                                      ------------    -----------
                                                                        11,347,858     11,058,549
                                                                      ------------    -----------
    Property, plant and equipment                                        3,736,039      3,535,355
    Equipment under capital lease                                          130,945         95,945
    Less:  Accumulated depreciation                                      2,463,384      1,938,272
                                                                      ------------    -----------
                                                                         1,403,600      1,693,028
                                                                      ------------    -----------
    Other Assets
        Security deposits                                                   20,411         17,961
        Deferred financing costs - net of accumulated amortization
           of $5,584 for 2003 and $4,116 for 2002                            8,076          9,544
        License costs - net of accumulated amortization
           of $97,191 for 2003 and $71,272 for 2002                        343,434        369,353
                                                                      ------------    -----------
                                                                           371,921        396,858
                                                                      ------------    -----------
Total Assets                                                          $ 13,123,379    $13,148,435
                                                                      ============    ===========

Liabilities and Stockholders' Equity
    Current Liabilities
        Current maturities of long-term debt                               211,927        235,234
        Liability under capital lease - current portion                     44,448         30,574
        Accounts payable and accrued expenses                              892,059        511,620
        Customer deposits                                                  234,570        410,507
        Unearned revenue                                                     8,600         58,850
                                                                      ------------    -----------
                                                                         1,391,604      1,246,785

    Liability under capital lease - long-term                               42,483         57,486
    Long-term debt - net of current maturities                             758,098        973,675
                                                                      ------------    -----------
    Total liabilities                                                    2,192,185      2,277,946
                                                                      ------------    -----------
        Stockholders' Equity
        Preferred Stock - $.01 par value, 5,000,000 shares
            authorized - none issued or outstanding                              -              -
        Common Stock - $.01 par value, 20,000,000 shares
            authorized, 7,454,744 and 7,451,044 shares issued
            and outstanding in 2003 and 2002, respectively                  74,547         74,511
        Additional paid-in capital                                      13,185,570     12,237,896
        Accumulated other comprehensive income                                   -         13,817
        Accumulated deficit                                             (2,328,923)    (1,455,735)
                                                                      ------------    -----------
    Total stockholders' equity
                                                                        10,931,194     10,870,489
                                                                      ------------    -----------

Total Liabilities and Stockholders' Equity                            $ 13,123,379    $13,148,435
                                                                      ============    ===========

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                            For the Years Ended December 31,
                                                         --------------------------------------
                                                         2003             2002             2001
                                                    ------------     ------------     ------------
Revenue
    Molecular cell science                          $  6,076,502     $  4,455,239     $  3,905,549
    Specialty media                                    2,938,279        2,662,204        2,174,649
    Grant, National Institute of Health                        -          100,003                -
                                                    ------------     ------------     ------------

                                                       9,014,781        7,217,446        6,080,198
                                                    ------------     ------------     ------------
Direct Costs
    Molecular cell science                             1,869,769        1,385,630        1,443,147
    Specialty media                                    1,227,770        1,102,466          832,909
    Grant, National Institute of Health                        -           75,000                -
                                                    ------------     ------------     ------------

                                                       3,097,539        2,563,096        2,276,056
                                                    ------------     ------------     ------------
Income After Direct Costs
    Molecular cell science                             4,206,733        3,069,609        2,462,402
    Specialty  media                                   1,710,509        1,559,738        1,341,740
    Grant, National Institute of Health                        -           25,003                -
                                                    ------------     ------------     ------------

                                                       5,917,242        4,654,350        3,804,142
                                                    ------------     ------------     ------------
Operating Expenses
    Selling, general and administrative costs          2,777,785        2,462,541        2,027,716
    Research and development                           1,119,172          902,696        1,022,490
    Grant, National Institute of Health                        -           25,003                -
    Corporate overhead                                 1,292,119        1,085,304        1,219,476
    Stock based compensation                             943,200          222,437           73,146
    Depreciation and amortization                        552,499          578,505          484,126
                                                    ------------     ------------     ------------

                                                       6,684,775        5,276,486        4,826,954
                                                    ------------     ------------     ------------

Loss from Operations                                    (767,533)        (622,136)      (1,022,812)

Interest income                                           88,387          340,721          611,737
Interest expense                                          67,898          104,765          103,392
                                                    ------------     ------------     ------------

                                                          20,489          235,956          508,345
                                                    ------------     ------------     ------------
Loss before Provision for Income Taxes                  (747,044)        (386,180)        (514,467)

Provision for Income Taxes                               126,144          135,851          133,122
                                                    ------------     ------------     ------------

Net loss                                                (873,188)        (522,031)        (647,589)

Other comprehensive net income:
       Unrealized gain on investments                    (13,817)          13,817                -
                                                    ------------     ------------     ------------

Comprehensive Loss                                  $   (887,005)    $   (508,214)    $   (647,589)
                                                    ============     ============     ============
Net loss per share:
       Basic and Diluted                            $      (0.12)    $      (0.07)    $      (0.09)
                                                    ============     ============     ============
Weighted average shares outstanding:
       Basic and Diluted                               7,453,664        7,390,300        7,101,832
                                                    ============     ============     ============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity




                                                                        Accumulated
                                     Common Stock         Additional       other
                                  ---------------------     Paid-in    comprehensive Accumulated
                                   Shares       Amount      Capital       income        Deficit       Total
                                  ----------   --------   -----------  ------------  ------------   -----------
Balance - December 31, 2000        7,020,514   $ 70,205   $11,567,709  $          -  $   (286,115)  $11,351,799

   Stock options exercised           126,810      1,269       106,132             -             -       107,401
   Stock based compensation                -          -        73,146             -             -        73,146
   Adjustment to value of
     license agreement                     -          -        65,625             -             -        65,625
   Net loss                                -                        -             -      (647,589)     (647,589)
                                  ----------   --------   -----------  ------------  ------------   -----------
Balance - December 31, 2001        7,147,324   $ 71,474   $11,812,612  $          -  $   (933,704)  $10,950,382

   Stock options exercised           303,720      3,037       202,847             -             -       205,884
   Sock based compensation                 -          -       222,437             -             -       222,437
   Unrealized gain on                      -          -             -        13,817             -        13,817
     investments
   Net loss                                -          -             -             -      (522,031)     (522,031)
                                  ----------   --------   -----------  ------------  -----------    -----------
Balance - December 31, 2002        7,451,044   $ 74,511   $12,237,896  $     13,817  $ (1,455,735)  $10,870,489
   Stock options exercised             3,700         36         4,474             -             -         4,510
   Stock based compensation                -          -       943,200             -             -       943,200
   Change in unrealized gain on
          investments                      -          -             -       (13,817)            -       (13,817)
   Net loss                                -          -             -             -      (873,188)      873,188)
                                  ----------   --------   -----------  ------------  -----------    -----------
Balance - December 31, 2003        7,454,744   $ 74,547   $13,185,570  $          -  $ (2,328,923)  $10,931,194
                                  ==========   ========   ===========  ============  ============   ===========


                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                For the Years Ended
                                                                   December 31,
                                                                 ----------------
                                                        2003            2002           2001
                                                    ------------    -----------     ----------
Cash Flows from Operating Activities
  Net Loss                                          $   (873,188)   $  (522,031)    $ (647,589)
  Adjustments to reconcile net loss
    to cash provided by (used in) operating
    activities:
    Depreciation and amortization                        552,499        578,505        484,126
    Accrued interest on stockholder loans                      -              -         22,676
    Stock based compensation                             943,200        222,437         73,146
  Decrease (increase) in:
    Accrued interest receivable                           14,489         28,490         37,324
    Accounts receivable, net of allowance               (431,272)       262,569       (137,029)
    Unbilled services                                     10,750         33,845        110,368
    Inventory                                            (29,030)       (14,920)       (23,930)
    Prepaid expenses                                     105,320       (100,462)       (40,319)
    Security deposits                                     (2,450)        (6,044)       (10,917)
  Increase (decrease) in:
    Accounts payable and accrued expenses                380,439       (108,767)       227,815
    Customer deposits                                   (175,937)       213,894        (42,729)
    Unearned revenue                                     (50,250)        53,100        (78,009)
                                                    ------------    -----------     ----------
Cash provided by (used in) operating activities          444,570        640,616        (25,067)
                                                    ------------    -----------     ----------
Cash Flows from Investing Activities
  Acquisitions of property, plant and equipment         (200,684)      (631,905)      (705,108)
  Purchase of investment securities                            -     (5,300,112)       (21,121)
  Sales of investment securities                       5,293,602
  Maturities of investment securities                          -      4,905,000      5,540,000
                                                    ------------    -----------     ----------
Cash provided by (used in) investing activities        5,092,918     (1,027,017)     4,813,771
                                                    ------------    -----------     ----------
Cash Flows from Financing Activities
  Retirement of stockholder loans                              -              -       (603,125)
  Payment of deferred financing costs                          -              -         (3,079)
  Proceeds from issuance of long term debt                     -        315,663        464,337
  Principal payments on long term debt                  (238,884)      (196,566)      (146,513)
  Payments on capital lease obligation                   (36,129)        (7,885)             -
  Cash received from stock options exercised               4,510        205,884        107,401
                                                    ------------    -----------     ----------
Cash (used in) provided by financing activities         (270,503)       317,096       (180,979)
                                                    ------------    -----------     ----------

Increase (decrease) in cash and cash equivalents       5,266,985        (69,305)     4,607,725
Cash and cash equivalents - beginning of period        4,819,967      4,889,272        281,547
                                                    ------------    -----------     ----------
Cash and cash equivalents - end of period           $ 10,086,952    $ 4,819,967     $4,889,272
                                                    ============    ===========     ==========

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

                                                                For the Years Ended
                                                                   December 31,
                                                                   ------------
                                                        2003           2002           2001
                                                     ----------     ----------      ---------
Supplemental Disclosures of Cash Flow Information

  Cash paid during the year:

                                                     $   71,774     $  101,307      $  80,716
     Interest

     Income taxes                                    $  157,000     $  174,987      $  96,125

  Non-cash investing and financing activities:

     Investing activities:

       Equipment acquired under capital lease        $  (35,000)    $  (95,945)     $       -

     Financing activities:

      Debt incurred under capital lease              $   35,000     $   95,945      $       -

                See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements      December 31, 2003, 2002 and 2001

1.       ORGANIZATION AND NATURE OF OPERATIONS

         We are a holding company conducting business through two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. ("CMT"), and Sentigen Biosciences, Inc. ("Sentigen Biosciences," formerly Sentigen Corp.). CMT provides contract research and development services and manufactures specialty cell culture media, reagents and other research products for companies engaged in the drug discovery process. Sentigen Biosciences is primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences is initially targeting its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and expects to file additional patent applications on this technology in the future.

         CMT operates through two divisions -- Molecular Cell Science ("MCS") and Specialty Media ("SM"). MCS provides contract research and development services and High Throughput Screening support services to companies engaged in the drug discovery process. SM develops, manufactures, and markets high quality cell culture media, reagents and other research products.

         The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences' operations, since its inception in February 2000, consist entirely of research and development.

         The expenses of the parent company, Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chairman of the board, chief financial officer, executive vice president of commercial operations and administrative assistant,
(2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

         We were incorporated under the laws of the State of Delaware in May 1990. After having engaged in the acquisition and operation of different businesses subsequent to our initial public offering in August 1990, we commenced our current business operations when we acquired CMT in May 1998. CMT was incorporated on May 6, 1997 to acquire all of the outstanding stock in each of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Sentigen Corp. was formed on February 16, 2000, and changed its name to Sentigen Biosciences, Inc. on February 24, 2004. We changed our name from Prime Cellular Inc. to Sentigen Holding Corp. on June 23, 2000. On January 9, 2002, our common stock began trading on The NASDAQ SmallCap Market under the symbol SGHL.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Sentigen Holding Corp. and its wholly owned subsidiaries, after elimination of all inter-company accounts and transactions.

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

         f. LICENSE AND DEFERRED COSTS - License costs are amortized over 17 years on a straight line basis and result from our exclusive licensing agreement with the Trustees of Columbia University (See Note 6). Deferred financing costs were incurred in connection with various loan facilities (See Note
                  9). Deferred financing costs are amortized on a straight-line basis over the duration of the related loan.

         g. IMPAIRMENT - Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of December 31, 2003.

         h. REVENUE RECOGNITION - Revenue from fixed-price contracts extending over more than one accounting period is recognized on a percentage-of-completion basis. Percentage-of-completion is determined based on the proportion of completed costs to total anticipated costs on each contract. If it is determined that a loss will result from the performance of a contract, the entire amount of estimated loss is charged against income in the period in which the determination is made. In general, prerequisites for billings are established by contractual provisions including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services arise when services have been rendered but clients have not been billed. Similarly, unearned revenue represents amounts billed in excess of revenue recognized. Revenues from product sales are recognized upon transfer of title and transfer of risk of loss to the product, which generally occurs upon shipment to the customer.

         i. DIRECT COSTS - Direct costs incurred in the delivery of services and manufacturing of media at CMT are expensed as such costs are incurred. Direct costs in the MCS division include: (1) costs incurred for direct materials used in the services performed under research contracts, (2) an allocation of the compensation costs for the time incurred on such contracts by scientists, (3) an allocation of indirect materials costs for general laboratory expenses incurred for the benefit of all contracts in process, and (4) an allocation of certain general and administrative expenses incurred by CMT. The direct costs of the SM division represent the direct costs of research products sold, including an allocation of the compensation costs for production personnel, and an allocation of certain general and administrative expenses incurred by CMT.

         j. SELLING, GENERAL AND ADMINISTRATIVE COSTS - Selling, general and administrative costs incurred in the operation of CMT are expensed as incurred. The major classes of selling, general and administrative expenses incurred by CMT are as follows:
                  (1) compensation and employee benefit costs of CMT's management, sales, and administrative staff, (2) compensation and employee benefit costs for the time of scientific and production personnel spent on selling, general and administrative activities, (3) facilities rental, utilities, communication costs and related operating expenses, (4) marketing, sales and advertising costs, (5) business travel expenses, (6) commercial and product liability insurance costs, (7) repairs and maintenance costs on facilities and laboratory equipment and (8) professional fees for legal and accounting services.

         k. RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as such costs are incurred. The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences' operations, since its inception in February 2000, consist entirely of research and development. Total expenditures on research and development for 2003, 2002 and 2001, including research costs reimbursed under grants received from the National Institute of Health (See Note 7), were $1,119,172, $1,020,036 and $1,247,072, respectively.

         l. CORPORATE OVERHEAD COSTS - Corporate overhead costs are expensed as such costs are incurred. The expenses of the holding company are reflected as corporate overhead expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chairman of the board, chief financial officer, executive vice president of commercial operations and administrative assistant, (2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

         m. RESEARCH GRANTS - CMT was engaged in research and development activities under grant from the National Institute of Health
                  (NIH). The research expenses incurred under the grants were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations for the years ended December 31, 2002 and 2001 as it was a reimbursement of amounts passed through to sub-recipients (See Note 7). In 2002, Sentigen Biosciences was awarded a NIH Federal Phase I Grant. The grant covers the direct costs of a specific project within Sentigen Biosciences overall research program as well as an allocation for the facilities and administrative costs of Sentigen Biosciences related to the project. The project funded under this grant was completed by Sentigen Biosciences and not a sub-recipient (See Note 7); therefore; the receipt of funds and the project costs were recorded in our consolidated statements of operations.

         n. INCOME TAXES - Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

         o. ADVERTISING, MARKETING AND SALES COSTS - Advertising, marketing and sales costs are expensed as such costs are incurred. Advertising, marketing and sales costs during 2003, 2002 and 2001 were $355,120, $336,283 and $213,942, respectively. These costs are included in selling, general and administrative expenses in our consolidated statements of operations.

         p. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         q. EARNINGS PER SHARE - The accompanying financial statements include earnings per share calculated as required by SFAS No. 128 "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the years ended December 31, 2003, 2002 and 2001 because of SFAS No. 128 which prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported.

         r. STOCK-BASED COMPENSATION - SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided to employees where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations. On September 4, 2003 the life of a stock option previously granted to the Chairman of the Board, Chief Executive Officer and President was extended. The option is for the purchase of 217,000 shares of common stock at $1.625 per share and was originally granted on May 1, 1996. The stock option is fully vested and would have expired on April 30, 2004. The amendment extended the life of the option to April 30, 2006. As a result of this amendment and according to FASB Interpretation No. 44 to APB Opinion No. 25 we recognized stock based compensation in the amount of $820,407 (See Note 15).

         s. SEGMENTS - The accompanying financial statements include segment disclosure as required by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which expands and modifies disclosures but has no impact on the consolidated financial position or results of operations or cash flows. Our reportable operating segments are: MCS, SM and Sentigen Biosciences.

         t. RECLASSIFICATION - Certain amounts from the prior years have been reclassified to conform to the current year's presentation. These reclassifications have no effect on previously reported net losses.

                  RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for all fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an effect on our financial position or results of operations.

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

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS No. 145 is effective January 1, 2003. Among other things, SFAS No. 145 requires that gains or losses on the extinguishment of debt will generally be required to be reported as a component of income from continuing operations and will no longer be classified as an extraordinary item. The adoption of SFAS No. 145 did not have an effect on our financial position or results of operations.

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We did not undertake any exit or disposal activities for the year ended December 31, 2003.

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

                  The following table reconciles net loss and diluted earnings per share (EPS), as reported, to pro-forma net loss and diluted EPS, as if we had expensed the fair value of employee stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                               2003                 2002             2001
                                                             -----------        -----------       -----------
Net Loss:
  As reported                                                $  (873,188)       $  (522,031)      $  (647,589)
Pro-forma expense as if employee
     stock options were charged
     against net loss                                           (244,551)          (192,051)         (236,780)
                                                             -----------        -----------       -----------
Pro-forma net loss using the fair
     value method                                            $(1,117,739)       $  (714,082)      $  (884,369)
                                                             ===========        ===========       ===========
Basic and Diluted EPS:
     As reported                                             $     (0.12)       $     (0.07)      $     (0.09)
Pro-forma using the fair
     value method                                            $     (0.15)       $     (0.10)      $     (0.12)

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

                  In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have variable interest entities as of December 31, 2003.

                  In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group (DIG) process and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We are not involved in any hedging activities.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The adoption of SFAS No. 150 did not have an effect on the Company's financial position.

3.       INVENTORY

         Inventory of the SM segment consists of the following:

                                           DECEMBER 31,
                                 ---------------------------------
                                     2003                  2002
                                 -----------           -----------
Finished Goods                   $   139,020           $   123,464
Packaging Materials                   30,019                30,093
Raw Materials                         72,095                58,547
                                 -----------           -----------

Total Inventory                  $   241,134           $   212,104
                                 ===========           ===========

4.       INVESTMENT SECURITIES

         At December 31, 2003 our available cash and cash equivalents of $10,086,952 was invested in short-term U.S. Treasury Bills.

         At December 31, 2002 we held cash equivalents, consisting of short-term U.S. Treasury Bills in the amount of $4,819,967 and investment securities consisting entirely of U.S. Treasury Notes in the amount of $5,307,419. The U.S. Treasury Note purchased in 2002 was classified as available for sale, and is reflected on the balance sheet at fair value. Fair values are determined by quoted market prices.

                                                       AMORTIZED COST         FAIR VALUE        UNREALIZED GAIN
                                                       --------------         ----------        ---------------
December 31, 2002
     Investment Securities - current
         U.S. Treasury Note - face value of
         $5,250,000 - interest at 2.125% - due
         October 31, 2004                              $    5,293,602       $   5,307,419         $    13,817
                                                       --------------       -------------         -----------
     Total Investment Securities                       $    5,293,602       $   5,307,419         $    13,817
                                                       ==============       =============         ===========

         On January 22, 2003 the 2.125%, $5,250,000 face value U.S. Treasury Note due October 31, 2004 was sold. We received gross proceeds of $5,319,871 of which $26,574 represented accrued interest. Capital gains recognized on the sale were minimal. The proceeds are currently invested in 90-day U.S. Treasury Bills. This sale accounts for the majority of the $5,266,985 increase in cash and cash equivalents reported in our consolidated statement of cash flows.

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                               DECEMBER 31,
                                                       ---------------------------------
                                                           2003                2002
                                                       ------------      ---------------
Land                                                   $     90,000      $        90,000
Building and Improvements                                   743,403              702,839
Machinery and Equipment                                   2,647,718            2,500,040
Equipment under capital lease                               130,945               95,945
Furniture and Fixtures                                      254,918              242,476
                                                       ------------      ---------------

Total Property, Plant and Equipment                       3,866,984            3,631,300

Less:    Accumulated Depreciation                         2,463,384            1,938,272
                                                       ------------      ---------------

Property, Plant and Equipment - net                    $  1,403,600      $     1,693,028
                                                       ============      ===============

         Depreciation expense charged to operations was $525,112, $551,118 and $448,448 for the years ended December 31, 2003, 2002 and 2001 respectively.

6.       EXCLUSIVE LICENSE AGREEMENT

         On April 10, 2000, Sentigen Biosciences entered into a license agreement with The Trustees of the Columbia University in New York for an exclusive worldwide right to Columbia's patent applications and other proprietary rights in the areas of insect chemosensation and olfaction. The licensing agreement with The Trustees of the Columbia University in New York required us to contribute a minimum of $1,000,000 into Sentigen Biosciences within one year of the date of the agreement (by April 2001) or we must have been involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of a private placement in November 2000 in which 863,834 shares of our common stock was sold for $6.00 per share for aggregate gross proceeds of $5,183,004.

         Another provision of the agreement requires that a minimum of $50,000 per six month period or $100,000 per annual period be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must be involved in active negotiation to raise $1,000,000 in additional funding. We satisfied this provision through April 2002 and 2003 (the second and third fiscal years of the license agreement). We believe that we have enough capital resources to meet the financial requirements of this provision for the agreement years 2004 and beyond.

         In consideration of the license agreement, Columbia was issued 75,000 shares of our common stock and will receive royalties of 1% of the net sales of any licensed products or services. The value of this license agreement is recorded as license costs, net of accumulated amortization on the consolidated balance sheet. The value of the license reflects the closing share price of our common stock on April 10, 2000.

         There is no assurance that the technology related to the licensing agreement with The Trustees of Columbia University or other technologies involved in the research and development activities of Sentigen Biosciences will prove to be productive. In the event we decide to terminate such activities, there will be associated costs to us, such as payment to employees and expenses related to the closing of our facility at 3960 Broadway, New York, New York. No provisions have been made for such possible further expense.

7.       RESEARCH GRANTS

         Cell & Molecular Technologies, Inc. The SM division, in collaboration with Harvard University, was the recipient of an NIH Federal Phase II Grant in the amount of $757,532. The research performed under this grant originally covered the period from July 1998 through August 2001, but was extended through March 2002.

         For the year ended December 31, 2003 there was no activity under NIH funded grants. For the years ended December 31, 2002 and 2001 research expenses incurred were exactly offset by the cash received under the grants. This activity is not recorded in the consolidated statements of operations as it is a reimbursement of amounts passed through to sub recipients. The amounts received and expended are as follows:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                           2003                2002              2001
                                                         --------           ---------          --------
SM NIH funding received                                  $      -           $  17,337          $224,582
MCS NIH funding received                                        -                   -                 -
                                                         --------           ---------          --------
Total NIH funding received                                      -              17,337           224,582
NIH research expenses incurred by sub recipients                -             (17,337)         (224,582)
                                                         --------           ---------          --------
Net effect on the consolidated
     Statements of Operations for the
        years then ended                                 $      -           $       -          $      -
                                                         ========           =========          ========

         Sentigen Biosciences. On August 19, 2002, Sentigen Biosciences was awarded a NIH Federal Phase I Grant in the amount of $100,003. The term of the grant was from September 1, 2002 through February 28, 2003. The grant covers the direct costs of a specific project within Sentigen Biosciences overall research program as well as an allocation for facilities and administrative costs of Sentigen Biosciences related to the project. As of December 31, 2002, Sentigen Biosciences had completed the research project covered under the grant and all funds had been received from the NIH. The activity on this grant is reflected in the consolidated statements of operations as "Grant, National Institute of Health." The direct costs of the project as stipulated in the grant award were $75,000 while the facilities and administrative costs as stipulated in the grant award were $25,003. Had the grant not been awarded these costs would have been reflected as research and development costs in the consolidated statements of operations.

8.       RETIREMENT PLAN

         We administer a 401(k) retirement plan for all eligible employees who meet certain eligibility criteria such as age, term of employment, etc. Eligible employees may elect to contribute a portion of their gross salary (subject to federal tax law) to the plan. We do not make matching contributions to the plan.

9.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                      UNPAID PRINCIPAL AT
                                                                                                          DECEMBER 31,
                               FACE       INTEREST                                                   -------------------------
COMPANY        MATURITY       VALUE         RATE           DESCRIPTION AND COVENANTS                   2003          2002
-------        --------       -----         ----           -------------------------                 ---------     -----------
                                                        Mortgage Note.  Secured by 580
               February                     5.00%       Marshall St. Phillipsburg, New               $ 249,670     $   251,732
CMT              2017        $287,600     (variable)    Jersey.  The interest rate resets every
                                                        3 years and reset in February 2003 to
                                                        a rate of 5.00%.

                                                        Equipment Loan. Guaranteed by
                August                       5.50%      Sentigen Holding Corp. Guarantor
CMT              2004        $350,000     (variable)    required to maintain unencumbered               43,572         124,931
                                                        liquid assets of two-times the
                                                        outstanding loan balance.

                                                        Equipment Loan. Guaranteed by
                 May                        5.25%       Sentigen Holding Corp. CMT is
CMT              2009        $720,000      (fixed)      required to maintain cash-flow equal           584,662         673,548
                                                        to 1.25 to 1.00 times annual debt
                                                        service as well  as maintain a debt to
                                                        equity ratio of 3 to 1.

                                                        Equipment Loan. Guaranteed by
Sentigen        April                       5.50%       Sentigen Holding Corp. Guarantor
Biosciences     2005         $300,000     (variable)    required to maintain unencumbered               92,121         158,698
                                                        liquid assets of two-times the               ---------     -----------
                                                        outstanding loan balance.

                                                                                                     $ 970,025     $ 1,208,909

                    Less:  Current Maturities                                                         (211,927)       (235,234)
                                                                                                     ---------     -----------

                    Long-Term Debt - Net                                                             $ 758,098     $   973,675
                                                                                                     =========     ===========

         We were in compliance with all debt covenants as of December 31, 2003 and 2002.

         On February 5, 2003, CMT renegotiated the interest rate on its equipment loan maturing August 2004 from a fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate of interest plus 1.00% with a minimum interest rate of 5.50%.

         On February 5, 2003, Sentigen Biosciences renegotiated the interest rate on its equipment loan maturing April 2005 from a fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate of interest plus 1.00% with a minimum interest rate of 5.50%.

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

         Principal maturities of long-term debt over the next five years are as follows:

For the year ending December 31,                         2004                  $  211,927
                                                         2005                     123,246
                                                         2006                     107,852
                                                         2007                     113,650
                                                         2008                     119,759
Thereafter                                                                        293,591
                                                                               ----------
Total principal maturities of long-term debt                                   $  970,025
                                                                               ==========

10.      LOANS PAYABLE TO STOCKHOLDERS

         Five stockholders and one of their related parties advanced $500,000, in aggregate, to CMT during 1997. The promissory notes provided for 5% simple interest, payable at maturity, and had an original due date of July 14, 2002. As the promissory notes provided for a below market rate of interest, additional interest was imputed on the notes to approximate the current available financing rate of 10%.

         In July 2001, the stockholders agreed to extend the maturity date of the loans until September 1, 2001 under the existing terms of the loans. On September 1, 2001 CMT repaid principal and interest of $603,125 to retire these obligations.

11.      COMMITMENTS

         Joseph K. Pagano. On May 24, 1999, we entered into an employment agreement with Mr. Pagano to serve as Chairman of the Board, President and Chief Executive Officer. The employment agreement was for an initial term of one year and automatically renews thereafter unless notice is given by one of the parties. The employment agreement provided for annual base compensation of $85,000 and in March 2001 was amended to provide for annual base compensation of $175,000. On February 17, 2004, Mr. Pagano's annual base compensation was raised to $225,000. In connection with the employment agreement, the termination date of an option previously granted to Mr. Pagano to purchase 217,000 shares of our common stock was extended an additional three years to April 30, 2004. The termination date of this option was extended again on September 4, 2003 to April 30, 2006. On September 15, 2000, we granted Mr. Pagano an option to purchase an aggregate of 200,000 shares of our common stock at $9.00 per share, which expires as to 66,000 shares on September 15, 2005 and 134,000 shares on September 15, 2010. This option vests in four equal annual installments commencing on September 15, 2001.

         Erik R. Lundh. On September 2, 2003 we entered into an employment agreement with Mr. Lundh to serve as Executive Vice President of Commercial Operations. The agreement is for an initial term of one year and automatically renews thereafter unless notice is given by one of the parties. The employment agreement provides for annual base compensation of $200,000. Mr. Lundh is also entitled to participate in a bonus plan, which will be based on certain operational and financial milestones. The bonus under the plan shall not be less than $8,219 in 2003 and shall not be less than $25,000 in 2004. Pursuant to the employment agreement, we granted Mr. Lundh an option to purchase 50,000 shares of our common stock at $4.75 per share. This option expires on September 2, 2013 and vests in five equal annual installments commencing on September 2, 2004. Pursuant to this agreement we leased an apartment in New York, New York for Mr. Lundh for a term of one year, beginning October 1, 2003. The monthly rent for the apartment is $2,450.

         Thomas Livelli. In connection with the acquisition of CMT, we assumed an employment agreement with Mr. Livelli pursuant to which Mr. Livelli served as President and Chief Executive Officer of CMT through May 22, 2001. As of May 23, 2001, CMT entered into a new employment agreement with Mr. Livelli to serve in the same capacity until the earlier of May 22, 2006 or the two-year anniversary of a "change in control" (as such term is defined in the employment agreement). The employment agreement provides for annual base compensation of $150,000, with automatic cost of living adjustments on each one-year anniversary of the agreement. Mr. Livelli is also entitled to participate in CMT's bonus plan, which is based on CMT's net profits (subject to certain adjustments) and allocated each year by the Board of Directors. Mr. Livelli's agreement provides that his bonus shall be at least $20,000 for each full fiscal year of employment. If such minimum bonus payment exceeds Mr. Livelli's allocated bonus under the plan, the excess shall be credited against any future allocated bonuses in excess of $20,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of two years thereafter. Pursuant to the employment agreement, Mr. Livelli was granted an option to purchase 25,000 shares of our common stock at $9.00 per share. This option expires on May 22, 2011 and vests in five equal annual installments commencing on January 1, 2002. On August 1, 2002, Mr. Livelli's employment agreement was amended to provide for an annual base salary of $165,000. Pursuant to the automatic cost of living adjustment provided for in the agreement we increased Mr. Livelli's annual base salary to $169,571 effective May 23, 2003. On July 29, 2003 Mr. Livelli's employment agreement was amended to provide for a one-time bonus of $10,000 in addition to any bonus earned by Mr. Livelli in 2003. The amendment also extends the terms of Mr. Livelli's employment agreement to the earlier of May 22, 2008 or the two year anniversary of a "change in control" (as such term is defined in the employment agreement).

         Life Insurance Policies on Chairman of the Board and Scientific Consultant. In December 2002, we purchased insurance on the lives of Joseph K. Pagano and Richard Axel.

         We purchased two term insurance policies on the life of Joseph K. Pagano, our Chairman of the Board, Chief Executive Officer and President. We are the beneficiary under one of the policies in the amount of $5 million. Mr. Pagano's son is the beneficiary under the other policy in the amount of $5 million. We are required to make annual premium payments of $23,750 until December 24, 2012, at which time scheduled annual premium increases begin. The policy is cancelable, non-participating and does not pay dividends.

         We purchased a term insurance policy on the life of Richard Axel, a scientific consultant to us. We are the beneficiary under the policy in the amount of $10 million. We are required to make annual premium payments of $30,785 until December 9, 2012, at which time scheduled annual premium increases begin. The policy is cancelable, non-participating and does not pay dividends.

12.      LEASES

         Operating Leases. Lease commitments classified as operating-type leases consist primarily of facilities, office equipment and certain laboratory equipment. Rental expenses for these operating-type leases are as follows:

                                                                                                       RENTAL EXPENSE
                                                                                                     FOR THE YEARS ENDED
                                                                                                     --------------------
COMPANY                                   PURPOSE AND TERMS                                 2003           2002             2001
-------                                   -----------------                               --------       --------          -------
                   PROPERTIES:

CMT                In November 2001, CMT signed a 44-month lease for
                   approximately 11,000 square feet of laboratory and
                   office/warehouse space at 445 Marshall Street, Phillipsburg,
                   New Jersey. The MCS division occupies this facility.                   $158,123       $144,793          $     -

Sentigen           Sentigen Biosciences leases laboratory space at 3960 Broadway,
Biosciences        New York, New York,  10032. The lease expired in April 2002, and is currently a month-to-month lease. In June 2001,
                   additional office space was leased at this same
                   location, which lease terminated on June 30, 2002.                       68,778         82,440           84,173

Sentigen           We lease approximately 980 square feet of office space for use
Holding            by our Board of Directors and Executive Officers at 434 East
Corp.              Cooper Street, Aspen, Colorado. The lease expires April 30,
                   2004; we intend to renew this lease, should the lease
                    terms be acceptable.                                                    40,993         38,654           36,492

CMT                In March 2001, CMT signed a 3-year lease for approximately
                   3,000 square feet of laboratory space at 418 Industrial
                   Drive, North Wales, Pennsylvania. This space accommodates the high throughput screening support services group. CMT renewed
                   this lease through November 2004.                                        18,000         18,000           13,500

CMT                In February 2003 , CMT expanded the 418 Industrial Drive
                   location an additional 3,000 feet to include 422 Industrial
                   Drive.                                                                   16,500              -                -

Sentigen           On October 1, 2003, we leased an apartment in New York, New
Holding            York in connection with our employment agreement with Erik R.
Corp.              Lundh.  The lease expires on September 30, 2004.                          7,350              -                -

CMT                CMT leased approximately 750 square feet of administrative office space at 445 Marshall Street, Phillipsburg, New
                   Jersey. The lease terminated on December 31, 2001.                            -              -           12,000

                   EQUIPMENT:

CMT                CMT leases certain laboratory and office equipment under
                   operating leases.                                                        22,748         17,294            2,252

Sentigen           Sentigen Biosciences leases certain office equipment under
Biosciences        operating leases.                                                         5,460          4,195            1,162
                                                                                          --------       --------         --------

                                                            Total Rental Expense          $337,952       $305,376         $149,579
                                                                                          ========       ========         ========

         Capital Leases. In July 2003, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $35,000. We used a fixed interest rate of 5.00% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in June 2006. Rental payments through December 31, 2003 totaled $6,372. Of those payments, $5,555 was applied to the capital lease liability and $817 was applied to interest expense. As of December 31, 2003 the total remaining lease obligation amounted to $29,445.

         In October 2002, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $95,945. We used a fixed interest rate of 7.40% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in September 2005. Rental payments for the year ended December 31, 2003 totaled $36,067. Of those payments, $30,574 was applied to the capital lease liability and $5,493 was applied to interest expense. As of December 31, 2003 the total remaining lease obligation amounted to $57,486.

         The estimated future minimum rental payments under capital and operating-type leases over the next three years are as follows:

                                                               CAPITAL           OPERATING
                                                              ---------         ----------
For the year ending December 31,
    2004                                                      $  48,811         $  237,993
    2005                                                         39,794            147,763
    2006                                                          6,372             22,596
                                                              ---------         ----------
Minimum rental payments                                       $  94,977         $  408,352
(Less) interest-portion of rental payments                       (8,046)
                                                              ---------
Capital lease obligation                                      $  86,931
                                                              =========

13.      INCOME TAXES

         Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss and tax credit carryforwards. The significant components of net deferred tax assets are as follows:

                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                   2003                2002
                                                                                -----------         -----------
Net operating loss carryforwards                                                $ 1,393,000         $ 1,295,000
Research and Development credit carryforward                                        144,000             102,000
AMT Credit carryforward                                                               6,000               6,000
Stock based compensation                                                            377,000                   -
Depreciation and other temporary differences                                         14,000              11,000
                                                                                -----------         -----------
Total deferred tax assets                                                         1,934,000           1,414,000
Less:  Valuation allowance                                                        1,934,000           1,414,000
                                                                                -----------         -----------
Net deferred tax assets                                                         $         -         $         -
                                                                                ===========         ===========

         We believe that it is more likely than not that the deferred tax assets will not be realized and have therefore provided a valuation allowance in the consolidated balance sheet equal to the entire amount of the deferred tax assets.

         The provision for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                          2003           2002         2001
                                                          -----          -----        ----
At Statutory Rates                                    $ (297,000)     $ (132,000)  $ (308,000)

       Loss for which no benefit was recorded            297,000         132,000      308,000
       State income taxes                                126,144         135,851      133,122
                                                      ----------      ----------   ----------
Provision for income taxes                            $  126,144      $  135,851   $  133,122
                                                      ==========      ==========   ==========

         At December 31, 2003 we have federal and state net operating loss carryforwards of $2,887,912 and $6,920,161, respectively, available to offset future federal and state taxable income. These carryforwards will expire between December 31, 2009 and December 31, 2023. Additionally, we have research and development credit and Alternative Minimum Tax credit carryforwards of $144,000 and $6,000 respectively. The research and development credit carryforwards will expire between December 31, 2012 and December 31, 2023 and the Alternative Minimum Tax credit carryforwards may be carried forward indefinitely. These credit carryforwards will be available to offset future federal income tax liabilities.

14.      PERCENTAGE OF COMPLETION

         The following is a summary of assets and liabilities related to long-term contracts. Revenues from these contracts are recognized on the percentage-of-completion basis:

                                                              DECEMBER 31,
                                                              ------------
                                                          2003           2002
                                                          -----          ----
Contract Receivables
      Billed - contracts in progress                   $  625,402     $  389,997
      Unbilled services (work-in-progress)                  4,650         15,400
                                                       ----------     ----------
                                                          630,052        405,397
      Less:  Allowance for doubtful collections
                 on contract receivables                   40,000         40,000
                                                       ----------     ----------
                                                       $  590,052     $  365,397
                                                       ==========     ==========
Unearned Revenue
      Costs incurred on contracts in progress          $  726,168     $  616,358
      Estimated earnings                                1,243,173      1,123,456
                                                       ----------     ----------
                                                        1,969,341      1,739,814
      Less:  Billings to date                           1,973,291      1,783,264
                                                       ----------     ----------
                                                       $   (3,950)    $  (43,450)
                                                       ==========     ==========
      Included in the accompanying balance
      sheets under the following captions:
           Unbilled services                           $    4,650     $   15,400
           Unearned revenue                                (8,600)       (58,850)
                                                       ----------     ----------
                                                       $   (3,950)    $  (43,450)
                                                       ==========     ==========

         Estimates of remaining costs to complete each contract are used to determine the revenue and profitability on each contract. These estimates are evaluated periodically and such reevaluations may, in the future, lead to changes in the rate of profitability on each contract. There were no contracts where the expected costs exceeded the contract price. All contract receivables are due within one year.

15.      EQUITY COMPENSATION PLANS

         We have two stock option plans: the 1990 Stock Option Plan and the 2000 Performance Equity Plan. We are no longer able to grant options under the 1990 plan. The 2000 plan provides for grants of options to purchase up to 2,000,000 shares of our common stock. Under the 2000 plan, options may be granted to employees, directors, consultants, agents and other persons that are deemed to be valuable to us or our subsidiaries. The 2000 plan permits the Board of Directors or a stock option committee to issue incentive stock options, as defined in Section 422 of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section. The exercise price of each incentive stock option may not be less than 100% of the fair market value of our common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of our outstanding stock, the exercise price may not be less than 110% of such fair market value. The exercise price of each non-incentive stock option also may not be less than 100% of the fair market value of our common stock at the time of grant. Options that were granted under the 1990 plan may not be exercised prior to the first anniversary, or on or after the tenth anniversary of their grant. These options may not be transferred during the lifetime of the option holder.

         Under the 2000 plan, the Board of Directors may award stock appreciation rights, restricted stock, deferred stock, stock reload options and other stock-based awards in addition to stock options. The 2000 plan currently is administered by the full Board of Directors. Subject to the provisions of the option plans, the Board of Directors (or a committee of the board) has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Under the 2000 plan, options covering a maximum of 200,000 shares our common stock in the aggregate may be granted to any one holder during any one calendar year.

         The pro-forma information required by SFAS No. 148 regarding net income and earnings per share has been presented as if the stock option plans had been accounted for under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                    2003          2002         2001
                                    -----         ----         ----
Weighted Average Assumptions:
   Expected life of options       5 years       5 years       5 years
   Risk free interest rate            1.8%          4.0%          5.5%
   Volatility of stock                114%          240%          197%
   Expected dividend yield              0%            0%            0%

         The weighted average fair value per share of the options granted during 2003, 2002 and 2001 was $4.48, $4.71 and $5.39, respectively.

         In accordance with SFAS No. 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding assumptions. In actuality, our stock options do not trade on a secondary exchange and, therefore, the employees and directors cannot derive any benefit from holding the stock options under these plans without an increase in the market price of our common stock. Such an increase in stock price would benefit all stockholders commensurately.

         In addition to the options granted to employees, we granted 57,000, 0 and 50,000 options to non-employees during the years ended December 31, 2003, 2002 and 2001 respectively. Non-employees consist of consultants and directors. Consultants are retained under consulting agreements and are not considered employees of ours or our subsidiaries. Non-cash stock-based compensation cost of $943,200, $222,437 and $73,146 during the years ended

December 31, 2003, 2002 and 2001 respectively, was recognized based on the fair value of the options issued, amortized over the respective anticipated service periods. On December 3, 2001, four out of the five, consulting agreements with the scientific consultants were amended to provide that the remaining unvested options will vest based on the sole discretion of the Board of Directors. According to the provisions of SFAS No. 123 non-cash stock-based compensation was recognized for the vested option awards over the service periods of the consulting agreements. Non-cash stock-based compensation will be recognized for the unvested options in the period that the options actually vest.

         On September 4, 2003 an option agreement with the Chairman of the Board, Chief Executive Officer and President was amended. The option is for the purchase of 217,000 shares of our common stock at $1.625 per share and was originally granted on May 1, 1996. The stock option is fully vested and would have expired on April 30, 2004. The amendment extends the life of the option to April 30, 2006. All other terms of the stock option agreement remain unchanged. As a result of this amendment and according to FASB Interpretation No. 44 to APB Opinion No. 25 we recognized stock based compensation in the amount of $820,407.

         Presented below is a summary of stock option plan activity for the years shown:

                                               WTD. AVG.                  WTD. AVG.
                                               EXERCISE      OPTIONS      EXERCISE
                                    OPTIONS     PRICE      EXERCISABLE     PRICE
                                    -------    ---------   -----------   ----------
Balance, January 1, 2001           1,533,300   $    3.83       732,960   $     1.75
  Granted                            219,800        5.99
  Exercised                         (126,810)       0.85
  Cancelled                           (1,040)  $    1.81
                                   ---------

Balance, December 31, 2001         1,625,250   $    4.36       926,670   $     2.99
  Granted                             44,364        6.00
  Exercised                         (303,720)       0.68
  Cancelled                          (52,050)  $    4.40
                                   ---------

Balance, December 31, 2002         1,313,844   $    5.26       767,370   $     4.64
  Granted                            109,500        4.80
  Exercised                           (3,700)       1.22
  Cancelled                          (50,385)  $    4.97
                                   ---------

Balance, December 31, 2003         1,369,259   $    5.24       890,352   $     4.97
                                   =========

         Presented below are options currently outstanding and exercisable at December 31, 2003:

                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              -------------------                     -------------------
                                  WEIGHTED        WEIGHTED
    RANGE OF                       AVERAGE        AVERAGE                           WEIGHTED
    EXERCISE                      REMAINING       EXERCISE                           AVERAGE
     PRICES          NUMBER         LIFE           PRICE            NUMBER       EXERCISE PRICE
     ------          ------         ----           -----            ------       --------------
$ 1.00 - $ 1.81     247,550          3            $ 1.58           240,270          $  1.58
  4.50 -   4.75     120,000          8              4.71            10,000             4.60
  5.00 -   5.88     556,000          2              5.01           363,600             5.02
  6.00 -   6.50     200,709          6              6.13           108,482             6.11
     9.00           245,000          6              9.00           168,000             9.00
                  ---------                                        -------
                  1,369,259          4            $ 5.24           890,352          $  4.97
                  =========                                        =======

16.      SEGMENT INFORMATION

         We operate through two wholly-owned subsidiaries, CMT and Sentigen Biosciences. CMT is evaluated on the performance of its two divisions, MCS and SM. Sentigen Biosciences is engaged in research and development. MCS, SM and Sentigen Biosciences are separate and distinct reportable operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Sales and transfers between segments, if any, are accounted for as if the transactions were to third parties, that is at current market prices. All inter-company transactions have been eliminated in the presentation of segment information.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                           2003             2002             2001
                                                           -----            -----            ----
Revenues
      MCS                                              $  6,168,024   $    4,549,583     $   4,005,671
      SM                                                  2,938,279        2,662,204         2,175,375
      Sentigen Biosciences                                        -          100,003                 -
                                                       ------------   --------------     -------------
      Total revenues for reportable segments           $  9,106,303   $    7,311,790     $   6,181,046
      Elimination of inter-segment revenues                 (91,522)         (94,344)         (100,848)
                                                       ------------   --------------     -------------
Total Reported                                         $  9,014,781   $    7,217,446     $   6,080,198
                                                       ============   ==============     =============
Income (Loss) from Operations
      MCS                                              $  1,725,336   $      709,455     $     618,348
      SM                                                    889,402          891,495           741,677
      Sentigen Biosciences                               (1,259,673)      (1,124,787)       (1,151,408)
                                                       ------------   --------------     -------------
      Total income for reportable segments             $  1,355,065   $      476,163     $     208,617
      Corporate loss unallocated to segments             (2,122,598)      (1,098,299)       (1,231,429)
                                                       ------------   --------------     -------------
Total Reported                                         $   (767,533)  $     (622,136)    $  (1,022,812)
                                                       ============   ==============     =============
Depreciation and Amortization
     MCS                                               $    369,949   $      382,439     $     287,854
     SM                                                     105,225          100,283            77,256
     Sentigen Biosciences                                    67,253           82,788           107,063
                                                       ------------   --------------     -------------
     Total depreciation and
         amortization for reportable segments          $    542,427   $      565,510     $     472,173
     Corporate depreciation and
         amortization unallocated to segments                10,072           12,995            11,953
                                                       ------------   --------------     -------------
Total Reported                                         $    552,499   $      578,505     $     484,126
                                                       ============   ==============     =============

                                                                        DECEMBER 31,
                                                                        ------------
                                                           2003           2002              2001
                                                           ----           ----              ----
Segment Assets
      MCS                                              $  1,486,108   $   1,480,390    $   1,401,896
      SM                                                    990,133         793,646          927,768
      Sentigen Biosciences                                  459,919         581,303          608,836
                                                       ------------   -------------    -------------
      Total assets for reportable segments             $  2,936,160   $   2,855,339    $   2,938,500
      Corporate assets unallocated to segments           10,187,219      10,293,096        9,924,444
                                                       ------------   -------------    -------------
Total Reported                                         $ 13,123,379   $  13,148,435    $  12,862,944
                                                       ============   =============    =============
Expenditures for Property, Plant and Equipment
      MCS                                              $    115,956   $     465,158    $     557,996
      SM                                                     76,101         146,715           92,974
      Sentigen Biosciences                                    4,700          14,950           48,304
                                                       ------------   -------------    -------------
      Total expenditures for reportable segments       $    196,757   $     626,823    $     699,274
      Corporate, unallocated to segments                      3,927           5,082            5,834
                                                       ------------   -------------    -------------
Total Reported                                         $    200,684   $     631,905    $     705,108
                                                       ============   =============    =============

17.      SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         For the years ended December 31, 2003, 2002 and 2001, we had significant sales and receivable balances from major customers in the pharmaceutical and biotechnology industries as follows:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                   2003                          2002                          2001
                                   ----                          ----                          ----
                                          PERCENTAGE                   PERCENTAGE                    PERCENTAGE
SIGNIFICANT CUSTOMER          SALES        OF TOTAL         SALES       OF TOTAL         SALES        OF TOTAL
--------------------          -----       ----------        -----      ----------        -----       ----------
    A.  MCS                $ 3,688,355       61%          $2,580,196      58%          $1,983,482        51%
    B.  SM                     651,555       22%             476,679      18%             441,460        20%
    C.  SM                     303,979       10%                   -       -%                   -         -%
    E.  SM                           -        -%             303,405      11%             110,331         5%
    F.  MCS                    643,420       11%                   -       -%                   -         -%
                           -----------       --           ----------                   ----------
                           $ 5,287,309       59%          $3,360,280      47%          $2,535,273        42%
                           ===========       ==           ==========      ==           ==========        ==

                                              DECEMBER 31,
                                              ------------
                                   2003                              2002
                                   ----                              ----
                            NET                            NET
                          ACCOUNTS       PERCENTAGE      ACCOUNTS       PERCENTAGE
SIGNIFICANT CUSTOMER     RECEIVABLE       OF TOTAL      RECEIVABLE       OF TOTAL
--------------------     ----------      ----------     ----------      ----------
        A                $  169,965          18%        $  244,800        48%
        B                    79,535           8%                 -         -%
        C                    79,033           8%            15,476         3%
        D                         -           -%             8,453         2%
        F                    94,120          10%                 -         -%
                         ----------          --         ----------
                         $  422,653          45%        $  268,729        53%
                         ==========          ==         ==========        ==

         Net accounts receivable includes billed accounts receivable and unbilled services less unearned revenue.

         Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. We hold our cash at high credit quality institutions. At times, balances may be in excess of the FDIC insurance limit. We routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited.


18.      PRIVATE PLACEMENT

         In November 2000, we consummated a private offering in which 863,834 shares of our common stock was sold at $6.00 per share for aggregate gross proceeds of $5,183,044. The proceeds, net of professional fees, which were directly incurred in connection with this transaction, were $5,152,714.

         In connection with the private placement, a warrant was issued to Mr. Theodore M. Serure to purchase 44,810 shares of our common stock as compensation for introducing investors to us who purchased shares of common stock in the private placement. The warrant may be exercised at $6.00 per share until November 21, 2005.

19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                                               FOR THE QUARTERS ENDED
                                                               ----------------------
                                                December 31,  September 30,     June 30,      March 31,
                                                    2003          2003            2003          2003
                                                    ----          ----            ----          ----
Revenue
      Molecular cell science                    $ 1,562,219    $ 1,525,064    $ 1,570,447    $ 1,418,772

      Specialty media                               686,027        692,207        793,800        766,245
                                                -----------    -----------    -----------    -----------
                                                  2,248,246      2,217,271      2,364,247      2,185,017
                                                -----------    -----------    -----------    -----------
Income After Direct Costs
      Molecular cell science                      1,083,024      1,039,857      1,076,044      1,007,808
      Specialty media                               375,333        380,006        466,477        488,693
                                                -----------    -----------    -----------    -----------
                                                  1,458,357      1,419,863      1,542,521      1,496,501
                                                -----------    -----------    -----------    -----------
Income (Loss) From Operations
      Molecular cell science                        370,647        434,000        457,907        462,782
      Specialty media                               133,166        167,417        262,735        326,084
      Sentigen Biosciences                         (368,626)      (301,476)      (347,927)      (241,644)
      Corporate                                    (526,462)    (1,088,940)      (230,834)      (276,362)
                                                -----------    -----------    -----------    -----------
                                                   (391,275)      (788,999)       141,881        270,860
                                                -----------    -----------    -----------    -----------

Net Loss                                        $  (422,360)   $  (804,062)   $   117,094    $   236,140
                                                ===========    ===========    ===========    ===========
Basic and diluted net loss per share            $     (0.06)   $     (0.11)   $      0.02    $      0.03
                                                ===========    ===========    ===========    ===========

                                                                  FOR THE QUARTERS ENDED
                                                                  ----------------------
                                                December 31,  September 30,     June 30,      March 31,
                                                   2002           2002           2002           2002
                                                   ----           ----           ----           ----
Revenue
      Molecular cell science                    $ 1,172,438    $ 1,108,307    $ 1,128,502    $ 1,045,992
      Specialty media                               540,250        673,331        772,037        676,586
      Grant, National Institute of Health           100,003              -              -              -
                                                -----------    -----------    -----------    -----------
                                                  1,812,691      1,781,638      1,900,539      1,722,578
                                                -----------    -----------    -----------    -----------
Income After Direct Costs
      Molecular cell science                        865,974        763,093        743,700        696,842
      Specialty media                               289,981        415,387        435,857        418,513
      Grant, National Institute of Health            25,003              -              -              -
                                                -----------    -----------    -----------    -----------
                                                  1,180,958      1,178,480      1,179,557      1,115,355
                                                -----------    -----------    -----------    -----------
Income (Loss) From Operations
      Molecular cell science                        164,294        164,602        204,147        176,412
      Specialty media                                84,476        249,680        285,204        272,135
      Sentigen Biosciences                         (181,615)      (266,475)      (304,430)      (372,267)
      Corporate                                    (309,133)      (198,792)      (275,755)      (314,619)
                                                -----------    -----------    -----------    -----------
                                                   (241,978)       (50,985)       (90,834)      (238,339)
                                                -----------    -----------    -----------    -----------

Net Loss                                        $  (222,662)   $   (24,716)   $   (68,367)   $  (206,286)
                                                ===========    ===========    ===========    ===========
Basic and diluted net loss per share            $     (0.03)   $      0.00    $     (0.01)   $     (0.03)
                                                ===========    ===========    ===========    ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          SENTIGEN HOLDING CORP.

Dated:   March 22, 2004

                                             By: /s/ Fredrick B. Rolff
                                                 ---------------------------
                                                 Fredrick B. Rolff
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             Signature                                     Title                            Date
-----------------------------------   ----------------------------------------------   --------------
/s/ Joseph K. Pagano                  Chairman of the Board, Chief Executive Officer   March 22, 2004
-----------------------------------   and President
Joseph K. Pagano

/s/ Fredrick B. Rolff                 Chief Financial Officer (Principal Financial     March 22, 2004
-----------------------------------   and Accounting Officer)
Fredrick B. Rolff

/s/ Thomas Livelli                    Director, Chief Executive Officer and            March 22, 2004
-----------------------------------   President of CMT
Thomas Livelli

/s/ Frederick R. Adler                Director                                         March 22, 2004
-----------------------------------
Frederick R. Adler

/s/ Gerald Greenwald                  Director                                         March 22, 2004
-----------------------------------
Gerald Greenwald

/s/ Joel M. Pearlberg                 Director                                         March 22, 2004
-----------------------------------
Joel M. Pearlberg

/s/ Samuel A. Rozzi                   Director                                         March 22, 2004
-----------------------------------
Samuel A. Rozzi

/s/ Bruce Slovin                      Director                                         March 22, 2004
-----------------------------------
Bruce Slovin

                                  EXHIBIT INDEX

                                                      INCORPORATED
EXHIBIT                                               BY REFERENCE         NO. IN
NUMBER                   DESCRIPTION                  FROM DOCUMENT       DOCUMENT        PAGE
-------   -----------------------------------------   -------------   ---------------   --------
3.1       Certificate of Incorporation, as                   A          Exhibit 3.1
           amended

3.2       By-laws of the Company                             A          Exhibit 3.2

4.1       Form of Subscription Agreement between             B           Exhibit 4
           the Company and each Investor

4.2       Warrant Agreement between Theodore                 K          Exhibit 4.2
           Serure and the Company

9.1       Voting Trust Agreement, dated December            --              --            Filed
           __, 2001, by and between the Company,                                        Herewith
           D.H. Blair Investment Banking Corporation
           and Frederick R. Adler.

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

                                                      INCORPORATED
EXHIBIT                                               BY REFERENCE         NO. IN
NUMBER                   DESCRIPTION                  FROM DOCUMENT       DOCUMENT        PAGE
-------   -----------------------------------------   -------------   ---------------   --------
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

10.14     Employment Agreement between Joseph K.             I         Exhibit 10.14
           Pagano and the Company

10.15     Employment Agreement between Kevin Lee             J         Exhibit 10.15
           and Sentigen Corp.

10.16     Option Agreement between the Company               J         Exhibit 10.16
           and Kevin Lee

10.17     Employment Agreement dated May 23,                 L         Exhibit 10.17
           2001, between Cell & Molecular
           Technologies, Inc. and Thomas Livelli

10.18     Employment Agreement dated September               M         Exhibit 10.1
           2, 2003, between Erik R. Lundh and the
           Company

10.19     Amendment to Stock Option Agreement,               M         Exhibit 10.2
           dated September 4, 2003, between
           Joseph K. Pagano and the Company

10.20     Stock Option Agreement, dated April                M         Exhibit 10.3
           30, 1999, between Joseph K. Pagano and
           the Company

10.21     2000 Performance Equity Plan, as                  --              --            Filed
           amended                                                                      Herewith

10.22     High Throughput Screening Support                 --              --            Filed
           Services Agreement  dated January 19,                                        Herewith
           2004 by and between Cell and Molecular
           Technologies, Inc.and Merck & Co.,
           Inc. *

10.23     Lease Agreement for approximately                 --              --            Filed
           11,000 squre feet of laboratory and                                          Herewith
           office/warehouse space at 445 Marshall
           Street, Phillipsburg, New Jersey

                                                      INCORPORATED
EXHIBIT                                               BY REFERENCE         NO. IN
NUMBER                   DESCRIPTION                  FROM DOCUMENT       DOCUMENT        PAGE
-------   -----------------------------------------   -------------   ---------------   --------
10.24     Sentigen Biosciences Loan Facility,               --              --            Filed
           maturing April 2005.                                                         Herewith

10.25     CMT Equipment Loan, maturing May 2009             --              --            Filed
                                                                                        Herewith

21        List of Subsidiaries                               I          Exhibit 21

23.1      Consent of  Deloitte & Touche LLP                 --              --            Filed
                                                                                        Herewith

31.1      Certification of Joseph K. Pagano                 --              --            Filed
           Chairman, Chief Executive Officer and                                        Herewith
           President, pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002.

31.2      Certification of Fredrick B. Rolff,               --              --            Filed
           Chief Financial Officer, pursuant to                                         Herewith
           Section 302 of the Sarbanes-Oxley Act
           of 2002.

32.1      Certification of Joseph K. Pagano                 --              --            Filed
           Chairman, Chief Executive Officer and                                        Herewith
           President, pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002,
           regarding the information contained in
           Sentigen Holding Corp.'s Annual Report on
           Form 10-K for the year ended December 31,
           2003.

32.2      Certification of Fredrick B. Rolff,               --              --            Filed
           pursuant to Section 906 of the                                               Herewith
           Sarbanes-Oxley Act of 2002, regarding
           the information contained in Sentigen
           Holding Corp.'s Annual Report on Form
           10-K for the year ended December 31,
           2003.

99.1      Risk Factors                                      --             --             Filed
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

M.   Company's Report on Form 10-Q for the quarter ended September 30, 2003.