Form 10-Q
period 2004-03-31
SENTIGEN HOLDING CORP
filed 2004-05-14
CIK 864890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      ------------------------------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM__________TO___________

                         COMMISSION FILE NUMBER: 0-18700

                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        13-3570672
-------------------------------                  -------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of May 14, 2004 the registrant had outstanding 7,464,474 shares of its Common Stock, $.01 par value.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION .................................................    3

Item 1.  Consolidated Financial Statements .....................................    3

            Consolidated Balance Sheets
                  March 31, 2004 (Unaudited) and December 31, 2003 .............    3

            Consolidated Statements of Operations (Unaudited)
                  For the three months ended, March 31, 2004 and 2003 ..........    4

            Consolidated Statements of Cash Flows (Unaudited)
                  For the three months ended, March 31, 2004 and 2003 ..........    5

         Notes to Consolidated Financial Statements (Unaudited) ................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................................   11

Item 3.  Quantitative and Qualitative Disclosure of Market Risk ................   19

Item 4.  Controls and Procedures ...............................................   19

PART II. OTHER INFORMATION .....................................................   20

Item 1.  Legal Proceedings .....................................................   20
Item 2.  Changes in Securities and Use of Proceeds .............................   20
Item 3.  Default Upon Senior Securities ........................................   20
Item 4.  Submission of Matters to a Vote of Security Holders ...................   20
Item 5.  Other Information .....................................................   20
Item 6.  Exhibits and Reports on Form 8-K ......................................   20

SIGNATURES .....................................................................   21

Exhibit 31.1  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN
              HOLDING CORP. PURSUANT TO RULE 13a-15 AND 15d-15 UNDER THE
              SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED                      22
Exhibit 31.2  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN
              HOLDING CORP. PURSUANT TO RULE 13a-15 AND 15d-15 UNDER THE
              SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED                      23
Exhibit 32.1  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN
              HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
              PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002            24
Exhibit 32.2  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN
              HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
              PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002            25

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

         SENTIGEN HOLDING CORP. AND SUBSIDIARIES
         Consolidated Balance Sheets

                                                                           (Unaudited)
                                                                             March 31,     December 31,
                                                                               2004            2003
                                                                           ------------    ------------
Assets
       Current assets
            Cash and cash equivalents                                      $  9,901,391    $ 10,086,952
            Accounts receivable - net of allowance for doubtful accounts
                  of $45,000 for 2004 and 2003                                  822,916         940,570
            Unbilled services                                                    22,273           4,650
            Inventory                                                           275,859         241,134
            Accrued interest receivable                                          29,614           4,156
            Prepaid expenses                                                    156,946          70,396
                                                                           ------------    ------------

                                                                             11,208,999      11,347,858
                                                                           ------------    ------------

       Property, plant and equipment                                          3,847,113       3,736,039
       Equipment under capital lease                                            130,945         130,945
       Less:  accumulated depreciation                                        2,574,046       2,463,384
                                                                           ------------    ------------

                                                                              1,404,012       1,403,600
                                                                           ------------    ------------
       Other assets
            Security deposits                                                    20,411          20,411
            Deferred financing costs - net of accumulated amortization
                  of $5,951 for 2004 and $5,584 for 2003                          7,709           8,076
            License costs - net of accumulated amortization
                  of $103,671 for 2004 and $97,191 for 2003                     336,954         343,434
                                                                           ------------    ------------

                                                                                365,074         371,921
                                                                           ------------    ------------

Total assets                                                               $ 12,978,085    $ 13,123,379
                                                                           ============    ============
Liabilities and stockholders' equity
       Current liabilities
            Current maturities of long-term debt                           $    193,028    $    211,927
            Liability under capital lease - current portion                      45,205          44,448
            Accounts payable and accrued expenses                             1,214,757         892,059
            Customer deposits                                                   164,077         234,570
            Unearned revenue                                                     20,321           8,600
                                                                           ------------    ------------

                                                                              1,637,388       1,391,604

       Liability under capital lease - long-term                                 30,894          42,483
       Long-term debt - net of current maturities                               714,498         758,098
                                                                           ------------    ------------

       Total liabilities                                                      2,382,780       2,192,185
                                                                           ------------    ------------
       Stockholders' equity
            Preferred Stock - $.01 par value, 5,000,000 shares
                  authorized - none issued or outstanding                             -               -
            Common Stock - $.01 par value, 20,000,000 shares
                  authorized, 7,457,224 and 7,454,744 shares issued
                  and outstanding in 2004 and 2003, respectively                 74,572          74,547
            Additional paid-in capital                                       13,836,979      13,185,570
            Accumulated deficit                                              (3,316,246)     (2,328,923)
                                                                           ------------    ------------

       Total stockholders' equity                                            10,595,305      10,931,194
                                                                           ------------    ------------

Total liabilities and stockholders' equity                                 $ 12,978,085    $ 13,123,379
                                                                           ============    ============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                           (Unaudited)
                                                    For the Three Months Ended
                                                  ------------------------------
                                                  March 31, 2004  March 31, 2003
                                                  --------------  --------------
Revenue
       Molecular cell science                      $  1,330,217    $  1,418,772
       Specialty media                                  816,500         766,245
                                                   ------------    ------------

                                                      2,146,717       2,185,017
                                                   ------------    ------------
Direct costs
       Molecular cell science                           526,132         410,964
       Specialty media                                  298,489         277,552
                                                   ------------    ------------

                                                        824,621         688,516
                                                   ------------    ------------
Income after direct costs
       Molecular cell science                           804,085       1,007,808
       Specialty media                                  518,011         488,693
                                                   ------------    ------------

                                                      1,322,096       1,496,501
                                                   ------------    ------------
Operating expenses
       Selling, general and administrative costs        632,137         586,510
       Research and development                         407,012         227,347
       Corporate overhead                               491,520         273,086
       Stock based compensation                         648,565          16,466
       Depreciation and amortization                    117,509         122,231
                                                   ------------    ------------

                                                      2,296,743       1,225,640
                                                   ------------    ------------

(Loss) income from operations                          (974,647)        270,861
                                                   ------------    ------------

Interest income                                          27,706          24,580
Interest expense                                         13,657          19,387
                                                   ------------    ------------

Interest income, net of interest expense                 14,049           5,193
                                                   ------------    ------------

(Loss) income before provision for income taxes        (960,598)        276,054
Provision for income taxes                               26,725          39,914
                                                   ------------    ------------

Net (loss) income                                  $   (987,323)   $    236,140
                                                   ============    ============
Net (loss) income per share:
       Basic                                       $      (0.13)   $       0.03
                                                   ============    ============

       Diluted                                     $      (0.13)   $       0.03
                                                   ============    ============
Weighted average shares outstanding:
       Basic                                          7,455,984       7,452,044
                                                   ============    ============

       Diluted                                        7,455,984       7,638,807
                                                   ============    ============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

 Consolidated Statements of Cash Flow

                                                                    (Unaudited)
                                                             For the Three Months Ended
                                                           ------------------------------
                                                           March 31, 2004  March 31, 2003
                                                           --------------  --------------
Cash Flows from Operating Activities
       Net (loss) income                                    $   (987,323)   $    236,140
       Adjustments to reconcile net (loss) income
            to net cash provided by operating activities:
                 Depreciation and amortization                   117,509         122,231
                 Stock based compensation                        648,565          16,466
       (Increase) decrease in:
                 Accounts receivable, net of allowance           117,654        (196,564)
                 Unbilled services                               (17,623)           (965)
                 Inventory                                       (34,725)        (60,213)
                 Accrued interest receivable                     (25,458)         18,645
                 Prepaid expenses                                (86,550)         13,543
       Increase (decrease) in:
                 Accounts payable and accrued expenses           322,698          89,720
                 Customer deposits                               (70,493)       (240,223)
                 Unearned revenue                                 11,721          26,102
                                                            ------------    ------------

Cash (used in) provided by operating activities                   (4,025)         24,882
                                                            ------------    ------------
Cash Flows from Investing Activities
       Acquisitions of property and equipment                   (111,074)        (37,512)
       Sales of investment securities                                  -       5,293,602
                                                            ------------    ------------

Cash (used in) provided by investing activities                 (111,074)      5,256,090
                                                            ------------    ------------
Cash Flows from Financing Activities
       Repayments of long term debt                              (62,499)        (57,664)
       Payments on capital lease obligations                     (10,832)         (7,434)
       Cash received from stock options exercised                  2,869           2,000
                                                            ------------    ------------

Cash (used in) financing activities                              (70,462)        (63,098)
                                                            ------------    ------------

Decrease in cash and cash equivalents                           (185,561)      5,217,874
Cash and cash equivalents - beginning of period               10,086,952       4,819,967
                                                            ------------    ------------

Cash and cash equivalents - end of period                   $  9,901,391    $ 10,037,841
                                                            ------------    ------------
Supplemental Disclosures of Cash Flow Information
       Cash paid during the period:
                 Interest                                   $     13,657    $     19,387
                                                            ============    ============
                 Income taxes                               $          -    $     33,000
                                                            ============    ============

         See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, March 31, 2004           (Unaudited)

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Sentigen Holding Corp. and subsidiaries should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

         The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. A discussion of the Company's critical accounting policies and management estimates is described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this quarterly report on Form 10-Q.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We did not undertake any exit or disposal activities for the three months ended March 31, 2004.

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

                                       For the three months
                                              ended
                                             March 31,
                                   ----------------------------
                                       2004            2003
                                   ------------    ------------
Net Loss:
     As reported                   $   (987,323)   $    236,140
     Pro-forma expense as if
     stock options were charged
     against net loss                   (87,995)        (37,856)
                                   ------------    ------------
Pro-forma net loss
     using the fair value method   $ (1,075,318)   $    198,284
                                   ============    ============
Diluted EPS:
     As reported                   $      (0.13)   $       0.03
     Pro-forma using the fair
     value method                  $      (0.14)   $       0.03

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

         In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have variable interest entities as of March 31, 2004.

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

4.       SEGMENT INFORMATION

         We operate through our two wholly-owned subsidiaries, CMT and Sentigen Biosciences. CMT is evaluated on the performance of its two divisions, MCS and SM. Sentigen Biosciences is engaged in research and development. We consider MCS, SM and Sentigen Biosciences as our three separate and distinct reportable operating segments. The accounting policies of the segments are the same as those described in "Critical Accounting Policies" appearing elsewhere in this quarterly report. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. We account for sales and transfers between segments, if any, as if the transactions were to third parties, that is at current market prices. All inter-company transactions have been eliminated in the presentation of segment information.

                                                    For the Three Months Ended
                                                    --------------------------
                                                     March 31,      March 31,
                                                        2004          2003
                                                    -----------    -----------
Revenues
       MCS                                          $ 1,362,980    $ 1,442,524
       SM                                               816,500        766,245
       Sentigen Biosciences                                   -              -
                                                    -----------    -----------
Revenues for reportable segments                      2,179,480      2,208,769
Elimination of intersegment revenues                    (32,763)       (23,752)
                                                    -----------    -----------
Total Reported                                      $ 2,146,717    $ 2,185,017
                                                    -----------    -----------
Income (Loss) from Operations
       MCS                                          $   179,196    $   462,782
       SM                                               339,723        326,084
       Sentigen Biosciences                            (820,432)      (241,643)
                                                    -----------    -----------
Income from operations for reportable segments         (301,513)       547,223
Corporate loss unallocated to reportable segments      (673,134)      (276,362)
                                                    -----------    -----------
Total Reported                                      $  (974,647)   $   270,861
                                                    -----------    -----------
Depreciation and Amortization
       MCS                                          $    77,009    $    81,241
       SM                                                24,095         21,296
       Sentigen Biosciences                              14,905         16,418
                                                    -----------    -----------
Depreciation and amortization for
     reportable segments                                116,009        118,955
Corporate depreciation and amortization
     unallocated to segments                              1,500          3,276
                                                    -----------    -----------
Total Reported                                      $   117,509    $   122,231
                                                    -----------    -----------

                                            March 31,    December 31,
                                               2004         2003
                                           -----------   -----------
Segment Assets
       MCS                                 $ 1,406,837   $ 1,486,108
       SM                                      972,861       990,133
       Sentigen Biosciences                    497,202       459,919
                                           -----------   -----------
Total assets for reportable segments         2,876,900     2,936,160
Corporate assets unallocated to segments    10,101,185    10,187,219
                                           -----------   -----------
Total Reported                             $12,978,085   $13,123,379
                                           -----------   -----------

5.       INVENTORY

         Inventory as of March 31, 2004 and December 31, 2003 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory as of March 31, 2004 and December 31, 2003 are as follows:

                      March 31,  December 31,
                        2004         2003
                      --------   ------------
Finished goods        $170,742   $    139,020
Packaging materials     30,243         30,019
Raw materials           74,874         72,095
                      --------   ------------
Total inventory       $275,859   $    241,134
                      ========   ============

6.       EARNINGS PER SHARE

         Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the three months ended March 31, 2004 because SFAS No. 128 "Earnings per Share," prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported. For the quarter ended March 31, 2003, 186,803 shares of potential common stock were included in the calculation of diluted earnings per share.

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

         The cost of our research programs at Sentigen Biosciences is exceeding the income provided by CMT, primarily accounting for the increased loss from operations for the quarter ended March 31, 2004. CMT's revenues for the quarter ended March 31, 2004 declined 2% when compared to the same period in 2003. If CMT is not successful in increasing its revenues and its income does not increase commensurate with the increased research and development expenditures by Sentigen Biosciences, our losses could increase.

         Sentigen Biosciences has been primarily focused on research and development, and has participated in various scientific and industry conferences and met with leading pharmaceutical, biotechnology and agricultural companies in an effort to raise awareness of its technologies among constituents in those communities. Sentigen Biosciences intends to seek strategic discovery and development partnerships around key molecular targets with biotechnology, pharmaceutical and other life sciences research institutions and although introductory meetings have begun, no assurance can be given that any such partnerships will be successfully entered into. Sentigen Biosciences also intends to expand its research and development programs and we may seek to obtain additional debt or equity financing to fund these expanded research and development programs.

CRITICAL ACCOUNTING POLICIES

         Cell & Molecular Technologies, Inc.

         Management evaluates the performance of CMT through its two divisions (both are treated as separate business segments). Revenue, income after direct costs (also referred to as "gross margin on revenues" or "gross margin") and net income are used to measure and evaluate the financial results of CMT.

         Revenue Recognition. The MCS division's services are performed on a fee-for-service, fixed contract basis that provide for payments after specific research milestones are achieved. Revenues from fixed price contracts with a term of more than 12 months are recognized using the percentage-of-completion method for fixed price contracts. Work-in-process, representing time and costs incurred on projects in process in excess of amounts billed to customers, are recorded as "Unbilled services" on our consolidated balance sheets. Unearned revenue represents amounts billed in excess of costs incurred and are recorded as liabilities on our consolidated balance sheets. Revenues for fixed price contracts with a term of less than 12 months are recognized when specific research milestones are achieved. Revenues from the product sales of the SM division are recognized upon transfer of title and transfer of risk of loss to the product, which generally occurs upon shipment to the customer.

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

         Inventory valuation. Inventories are stated at the lower of cost or market. Management reviews the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Stock levels generally do not exceed one quarter's expectation of usage or sales. Inventories were stated at $275,859 and no reserve for impairment or obsolescence was necessary as of March 31, 2004.

         Impairment of intangibles. Our intangible assets consist primarily of license costs of $336,954 as of March 31, 2004, and are the result of the exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of the agreement with the Trustees of Columbia University) less accumulated amortization. The value of the license is subject to an amortization period of 17 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of March 31, 2004.

         Revenue recognition. Revenues from the MCS division for contracts with a term of more than 12 months are recognized using the percentage-of-completion method for fixed price contracts. Percentage-of-completion is determined based on the proportion of completed costs to total anticipated costs on each contract. Management uses estimates of remaining costs to complete each contract to determine the revenue and profitability on each contract. Management reevaluates these estimates periodically and such reevaluations may, in the future, lead to changes in the rate of profitability on each contract. There were no contracts where the expected costs exceeded the contract price. All contract receivables are due within one year.

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

OFF-BALANCE-SHEET ARRANGEMENTS

         As of March 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

         Revenues. Revenues for the three months ended March 31, 2004 were $2,146,717 compared to revenues of $2,185,017 for the three months ended March 31, 2003. This decrease of $38,300, or 2%, was the result of a decrease of $88,555, or 6%, in contract revenue from CMT's MCS division, offset by an increase of $50,255, or 7%, in revenue from CMT's SM division. Our revenues were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

         An analysis of our revenues from the MCS division is as follows:

                      For the Three Months Ended
                              March 31,
                      --------------------------  Percent
                         2004            2003     Change
                      ----------      ----------  ------
HTS contract          $  622,273      $  600,000     4%
All other contracts      707,944         818,772   (14%)
                      ----------      ----------
Total                 $1,330,217      $1,418,772    (6%)
                      ==========      ==========

         The contract revenue for high-throughput screening, or HTS, services is derived from a contract with one customer. The contract has a term of one year, ending on December 31, 2004. The contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. Should actual deliveries during 2004 exceed the fixed number of deliveries provided for in the contract additional deliveries will be billed at the rate of $909 per delivery. The 4% increase in revenues from the HTS contract results from 24.5 deliveries in excess of the fixed number of deliveries provided for in the contract for the first quarter of 2004.

         The contract also provides for a credit against other services (outside the scope of the base contract) performed for the customer in 2005 should actual deliveries during 2004 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2005 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2004. At March 31, 2004 we made a provision for unearned revenue in the amount of $4,163 to account for the value of the potential credit in 2005.

         The 14% decline in other contracts was driven primarily by the termination of a contract for the pre-clinical analysis of compound efficacy on diminishing or eliminating pathogen infection using the Taqman(TM) assay.

         Revenues from the SM division grew 7% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase was generally the result of the price increases (approximately 3% across all product lines) implemented on January 1, 2004. The remaining 4% increase is the result of increased direct sales to customers.

         Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended March 31, 2004 was $1,322,096 compared to income after direct costs of $1,496,501 for the three months ended March 31,

2003. Gross margin for the three months ended March 31, 2004 was 62% compared to 68% for the three months ended March 31, 2003. The decline was due to higher direct labor and materials costs in the MCS division.

         Operating Expenses. Operating expenses for the three months ended March 31, 2004 were $2,296,743 compared to $1,225,640 for the three months ended March 31, 2003. This increase of $1,071,103, or 87%, was primarily attributable to the following:

      - An increase of $45,627, or 8% in the selling, general and administrative expenses of CMT, attributable to higher compensation costs and higher marketing and sales expenses;

      - An increase of $179,665, or 79% in research and development costs. The increase is primarily attributable to the increased costs associated with the expansion of our research programs at Sentigen Biosciences. It is believed that these costs will continue to increase as we pursue our drug discovery initiatives;

      - An increase of $218,434 or 80% in corporate overhead due to increased compensation expenses, higher professional fees and travel expenses.

      - An increase in stock based compensation of $632,099. The increase in stock based compensation results primarily from the increase in the fair values of stock options granted to non-employee scientific consultants and directors. The increase in the fair values of the stock options is primarily the result of the increase in the price of our common stock during the three months ended March 31, 2004 when compared to the three months ended March 31, 2003.

      - These increases were partially offset by a decrease of $4,722 in depreciation and amortization.

         Income / Loss from Operations. Loss from operations for the three months ended March 31, 2004 was $970,484 compared to income from operations of $270,861 for the three months ended March 31, 2003. The components of this increase are as follows:

                            For the Three Months Ended
                                   March 31,
                           ----------------------------    Percent
                               2004            2003        Change
                           ------------    ------------    -------
CMT                        $    518,919    $    788,866      (34%)
Sentigen Biosciences           (820,432)       (241,643)     240%
Holding company expenses       (673,134)       (276,362)     144%
                           ------------    ------------
Total                      $   (974,647)   $    270,861     (460%)
                           ============    ============

         The decline in the income from operations of CMT was driven by its decline in revenues, income after direct costs and increases in operating expenses. The loss from operations attributable to Sentigen Biosciences increased due to higher research and development costs and stock based compensation costs. Holding company expenses increased due to higher compensation costs, professional fees and travel expenses.

         Interest income. Interest income, net of interest expenses increased by $8,856 due to lower interest expenses on our debt balances.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003 we had $9,901,391 in cash and cash equivalents and working capital of $9,571,611. During the three months ended March 31, 2004 we financed our operations and capital expenditures primarily through working capital.

         On January 22, 2003 we sold $5,250,000 face value, 2.125% U.S. Treasury Notes maturing on October 31, 2004. The proceeds from the sale were reinvested in 90-day U.S. Treasury Bills. Capital gains recognized from the transaction were minimal. This sale accounts for the majority of the $5,266,985 increase in cash and cash equivalents reported in our consolidated statement of cash flows for the three months ended March 31, 2003.

         We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. However, we may seek to obtain additional debt or equity financing to fund expanded research and development programs. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets.

         Cell & Molecular Technologies, Inc.

         In July 2003, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $35,000. We used a fixed interest rate of 5.00% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in June 2006. Rental payments for the three months ended March 31, 2004 totaled $3,187. Of those payments, $2,830 was applied to the capital lease liability and $357 was applied to interest expense. As of March 31, 2004 the total remaining lease obligation amounted to $26,615.

         In October 2002, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $95,945. We used a fixed interest rate of 7.40% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in September 2005. Rental payments for the three months ended March 31, 2004 totaled $9,016. Of those payments, $8,002 was applied to the capital lease liability and $1,014 was applied to interest expense. As of March 31, 2004 the total remaining lease obligation amounted to $49,484.

         During the first quarter of 2001, CMT leased approximately 3,000 square feet of laboratory space to accommodate its High Throughput Screening support services group. In connection with the leasing of this facility, CMT borrowed $404,337 under a $720,000 loan commitment to finance capital equipment expenditures. In March 2002, CMT borrowed the remaining $315,663 available under this loan commitment to finance capital expenditures made in connection with its leased facility in Phillipsburg, New Jersey. CMT is required to repay this loan over a seven year period that commenced in June 2002. The terms of the loan require CMT to maintain annual cash flow equal to 1.25 to 1.00 times the total annual debt service of CMT and a ratio of debt to net worth of 3.00 to 1.00. CMT complied with these terms as of and during the three months ended March 31, 2004. Sentigen Holding Corp. guarantees this obligation of CMT. The unpaid principal balance on this loan at March 31, 2004 was $561,178. On April 15, 2003, CMT renegotiated the interest rate on this loan from a fixed rate of 7.40% to a fixed rate of 5.25%. The amortization period of the loan remained unchanged.

         Sentigen Biosciences

         In June 2001, Sentigen Biosciences borrowed an additional $60,000 under a $500,000 loan facility. We are no longer able to borrow under this facility. Sentigen Holding Corp. guarantees this obligation of Sentigen Biosciences. The loan also requires that Sentigen Holding Corp. keep unencumbered liquid assets equaling two-times the combined outstanding loan balances for Sentigen and CMT. We complied with these terms as of March 31, 2004. The loan is being amortized over a five year period and at March 31, 2004, Sentigen Biosciences had borrowed a total of $300,000 under this facility, and the unpaid principal balance on this loan was $74,706. On February 5, 2003 Sentigen Biosciences renegotiated the interest rate on this borrowing from the fixed rate of 8.75% to a variable interest rate. The variable interest rate is the prime rate plus 1.00% with a minimum interest rate of 5.50%.

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

         Another provision of the agreement requires that a minimum of $50,000 per six month period or $100,000 per annual period be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must be involved in active negotiation to raise $1,000,000 in additional funding. We satisfied this provision through April 2004.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We did not undertake any exit or disposal activities for the three months ended March 31, 2004.

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

                                                For the three months
                                                       ended
                                                      March 31,
                                             ---------------------------
                                                 2004           2003
                                             ------------   ------------
Net Loss:
     As reported                             $   (987,323)  $    236,140
     Pro-forma expense as if
     stock options were charged
     against net loss                             (87,995)       (37,856)
                                             ------------   ------------
Pro-forma net loss
     using the fair value method             $ (1,075,318)  $    198,284
                                             ============   ============

Diluted EPS:
     As reported                             $      (0.13)  $       0.03
     Pro-forma using the fair value method   $      (0.14)  $       0.03

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

         In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have variable interest entities as of March 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         We are exposed to market risk for the effect of interest rate changes on our U.S. Treasury securities, money market securities and variable rate bank debt. We are not currently exposed to any foreign currency risks. Other information relating to quantitative and qualitative disclosure about market risk is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

INTEREST RATE RISK

         We are exposed to market risk for the effect of interest rate changes on our U.S. Treasury securities, money market securities and variable rate bank debt. We are not currently exposed to any foreign currency risks. Other information relating to quantitative and qualitative disclosure about market risk is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         At March 31, 2004, we have total debt of $983,625. This debt consists of two capital leases, three bank notes used for equipment financing and a mortgage on our executive office at 580 Marshall Street, Phillipsburg, New Jersey 08865. The payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest.

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

         None.

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

                                                SENTIGEN HOLDING CORP.

Dated: May 14, 2004

                                        By: /s/ Fredrick B. Rolff
                                            ------------------------------------
                                                Fredrick B. Rolff,
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)