Form 10-Q
period 2004-06-30
SENTIGEN HOLDING CORP
filed 2004-08-13
CIK 864890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        --------------------------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of August 13, 2004 the registrant had outstanding 7,470,292 shares of its Common Stock, $.01 par value.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I.    FINANCIAL INFORMATION......................................................................          3

Item 1.    Consolidated Financial Statements..........................................................          3
                Consolidated Balance Sheets
                      June 30, 2004 (Unaudited) and December 31, 2003.................................          3
                Consolidated Statements of Operations (Unaudited)
                      For the three and six months ended, June 30, 2004 and 2003......................          4
                Consolidated Statements of Cash Flows (Unaudited)
                      For the six months ended, June 30, 2004 and 2003................................          5
           Notes to Consolidated Financial Statements (Unaudited).....................................          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................................         13

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.....................................         24

Item 4.    Controls and Procedures....................................................................         24

PART II. OTHER INFORMATION............................................................................         25

Item 1.    Legal Proceedings..........................................................................         25
Item 2.    Changes in Securities and Use of Proceeds..................................................         25
Item 3.    Default Upon Senior Securities.............................................................         25
Item 4.    Submission of Matters to a Vote of Security Holders........................................         25
Item 5.    Other Information..........................................................................         26
Item 6.    Exhibits and Reports on Form 8-K...........................................................         26

SIGNATURES                                                                                                     27
Exhibit 10.1   AGREEMENT BETWEEN THE TRUSTEES OF COLUMBIA UNIVERSITY AND SENTIGEN BIOSCIENCES                  28
Exhibit 31.1   CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN
               HOLDING CORP. PURSUANT TO RULE 13a-15 AND 15d-15 UNDER THE SECURITIES AND EXCHANGE
               ACT OF 1934, AS AMENDED                                                                         41
Exhibit 31.2   CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN
               HOLDING CORP. PURSUANT TO RULE 13a-15 AND 15d-15 UNDER THE
               SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED                                                 42
Exhibit 32.1   CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN
               HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
               PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                       43
Exhibit 32.2   CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN
               HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
               PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                       44

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                           (Unaudited)
                                                                             June 30,             December 31,
                                                                               2004                   2003
                                                                           ------------           ------------
Assets
      Current assets
         Cash and cash equivalents                                         $    640,909           $ 10,086,952
         Investment securities, available for sale, at fair value             9,000,000                      -
         Accounts receivable - net of allowance for doubtful
                accounts of $45,000 for 2004 and 2003                           798,550                940,570
         Unbilled services                                                       22,273                  4,650
         Inventory                                                              313,145                241,134
         Accrued interest receivable                                             35,156                  4,156
         Prepaid expenses                                                       145,963                 70,396
                                                                           ------------           ------------
                                                                             10,955,996             11,347,858
                                                                           ------------           ------------

      Property, plant and equipment                                           3,889,792              3,736,039
      Equipment under capital lease                                             197,777                130,945
      Less:  accumulated depreciation                                         2,690,277              2,463,384
                                                                           ------------           ------------

                                                                              1,397,292              1,403,600
                                                                           ------------           ------------
      Other assets
         Security deposits                                                       20,411                 20,411
         Deferred financing costs - net of accumulated amortization
                of $6,318 for 2004 and $5,584 for 2003                            7,342                  8,076
         License costs - net of accumulated amortization of $110,151
                for 2004 and $97,191 for 2003                                   330,474                343,434
                                                                           ------------           ------------

                                                                                358,227                371,921
                                                                           ------------           ------------
Total assets                                                               $ 12,711,515           $ 13,123,379
                                                                           ============           ============

Liabilities and stockholders' equity
      Current liabilities
         Current maturities of long-term debt                              $    157,717           $    211,927
         Liability under capital lease - current portion                         67,079                 44,448
         Accounts payable and accrued expenses                                1,192,691                892,059
         Customer deposits                                                      322,171                234,570
         Unearned revenue                                                        26,566                  8,600
                                                                           ------------           ------------
                                                                              1,766,224              1,391,604

      Liability under capital lease - long-term                                  59,722                 42,483
      Long-term debt - net of current maturities                                686,824                758,098
                                                                           ------------           ------------
      Total liabilities                                                       2,512,770              2,192,185
                                                                           ------------           ------------
      Stockholders' equity
         Preferred Stock - $.01 par value, 5,000,000 shares
                          authorized - none issued or outstanding                     -                      -
         Common Stock - $.01 par value, 20,000,000 shares
                authorized, 7,466,974 and 7,454,744 shares issued
                and outstanding in 2004 and 2003, respectively                   74,669                 74,547
         Additional paid-in capital                                          13,940,503             13,185,570
         Accumulated other comprehensive income                                   8,945                      -
         Accumulated deficit                                                 (3,825,372)            (2,328,923)
                                                                           ------------           ------------
      Total stockholders' equity                                             10,198,745             10,931,194
                                                                           ------------           ------------
Total liabilities and stockholders' equity                                 $ 12,711,515           $ 13,123,379
                                                                           ============           ============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                              (Unaudited)                       (Unaudited)
                                                       For the Three Months Ended        For the Six Months Ended
                                                     ------------------------------   ------------------------------
                                                     June 30, 2004    June 30, 2003   June 30, 2004    June 30, 2003
                                                     -------------    -------------   -------------    -------------
Revenue
        Molecular cell science                        $ 1,177,973      $ 1,570,447     $ 2,508,190      $ 2,989,219
        Specialty media                                   740,358          793,800       1,556,858        1,560,045
                                                      -----------      -----------     -----------      -----------
                                                        1,918,331        2,364,247       4,065,048        4,549,264
                                                      -----------      -----------     -----------      -----------
Direct costs
        Molecular cell science                            396,070          494,403         922,202          905,367
        Specialty media                                   290,796          327,323         589,285          604,875
                                                      -----------      -----------     -----------      -----------
                                                          686,866          821,726       1,511,487        1,510,242
                                                      -----------      -----------     -----------      -----------
Income after direct costs
        Molecular cell science                            781,903        1,076,044       1,585,988        2,083,852
        Specialty media                                   449,562          466,477         967,573          955,170
                                                      -----------      -----------     -----------      -----------
                                                        1,231,465        1,542,521       2,553,561        3,039,022
                                                      -----------      -----------     -----------      -----------
Operating expenses
        Selling, general and administrative costs         574,069          703,080       1,206,206        1,289,590
        Research and development                          521,927          263,336         928,939          490,683
        Corporate overhead                                482,373          227,431         973,893          500,517
        Stock based compensation                           48,874           82,211         697,439           98,677
        Depreciation and amortization                     123,078          124,582         240,587          246,813
                                                      -----------      -----------     -----------      -----------
                                                        1,750,321        1,400,640       4,047,064        2,626,280
                                                      -----------      -----------     -----------      -----------
(Loss) income from operations                            (518,856)         141,881      (1,493,503)         412,742
                                                      -----------      -----------     -----------      -----------
Interest income                                            43,725           23,503          71,431           48,083
Interest expense                                           12,685           17,468          26,342           36,855
                                                      -----------      -----------     -----------      -----------
Interest income, net of interest expense                   31,040            6,035          45,089           11,228
                                                      -----------      -----------     -----------      -----------
(Loss) income before provision for income taxes          (487,816)         147,916      (1,448,414)         423,970
Provision for income taxes                                 21,310           30,822          48,035           70,736
                                                      -----------      -----------     -----------      -----------
Net (loss) income                                        (509,126)         117,094      (1,496,449)         353,234
Other comprehensive income (loss)
        Unrealized gain on investments                      8,945                -           8,945                -
                                                      -----------      -----------     -----------      -----------
Comprehensive (loss) income                           $  (500,181)     $   117,094     $(1,487,504)     $   353,234
                                                      ===========      ===========     ===========      ===========
 Net income (loss) per share:
        Basic                                         $     (0.07)     $      0.02     $     (0.20)     $      0.05
                                                      ===========      ===========     ===========      ===========
        Diluted                                       $     (0.07)     $      0.02     $     (0.20)     $      0.05
                                                      ===========      ===========     ===========      ===========
 Weighted average shares outstanding:
        Basic                                           7,462,099        7,453,894       7,459,647        7,452,944
                                                      ===========      ===========     ===========      ===========
        Diluted                                         7,462,099        7,604,776       7,459,647        7,621,787
                                                      ===========      ===========     ===========      ===========

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

                                                                                          (Unaudited)
                                                                                    For the Six Months Ended
                                                                                ------------------------------
                                                                                June 30, 2004    June 30, 2003
                                                                                -------------    -------------
Cash Flows from Operating Activities
      Net (loss) income                                                         $ (1,496,449)     $    353,234
      Adjustments to reconcile net (loss) income to net cash (used in)
         provided by operating activities:
                Depreciation and amortization                                        240,587           246,813
                Stock based compensation                                             697,439            98,677
      (Increase) decrease in:
                Accounts receivable, net of allowance                                142,020          (355,250)
                Unbilled services                                                    (17,623)          (21,032)
                Inventory                                                            (72,011)          (13,065)
                Accrued interest receivable                                          (31,000)           18,645
                Prepaid expenses                                                     (75,567)           18,001
      Increase (decrease) in:
                Accounts payable and accrued expenses                                300,632            28,765
                Customer deposits                                                     87,601          (248,129)
                Unearned revenue                                                      17,966            84,067
                                                                                ------------      ------------
Cash (used in) provided by operating activities                                     (206,405)          210,726
                                                                                ------------      ------------
Cash Flows from Investing Activities
      Acquisitions of property and equipment                                        (153,753)          (81,946)
      Sales of investment securities                                                       -         5,293,602
      Purchase of investment securities                                           (8,991,055)                -
                                                                                ------------      ------------
Cash (used in) provided by investing activities                                   (9,144,808)        5,211,656
                                                                                ------------      ------------
Cash Flows from Financing Activities
      Repayments of long term debt                                                  (152,446)         (132,076)
      Cash received from stock options exercised                                      57,616             4,510
                                                                                ------------      ------------
Cash (used in) financing activities                                                  (94,830)         (127,566)
                                                                                ------------      ------------
(Decrease) increase in cash and cash equivalents                                  (9,446,043)        5,294,816
Cash and cash equivalents - beginning of period                                   10,086,952         4,819,967
                                                                                ------------      ------------
Cash and cash equivalents - end of period                                       $    640,909      $ 10,114,783
                                                                                ============      ============
Supplemental Disclosures of Cash Flow Information
      Cash paid during the year for:
                Interest                                                        $     26,342      $     36,855
                                                                                ============      ============
                Income taxes                                                    $     45,000      $     66,000
                                                                                ============      ============
      Non-cash investing and financing activities:
          Investing activities:
             Equipment acquired under capital lease                             $     66,832      $          -

           Financing activities:
             Debt incurred under capital lease                                  $     66,832      $          -

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, June 30, 2004            (Unaudited)

1.    ORGANIZATION AND NATURE OF OPERATIONS

      We are a holding company conducting business through two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. ("CMT") and Sentigen Biosciences, Inc. ("Sentigen Biosciences," formerly Sentigen Corp.). CMT provides contract research and development services and manufactures specialty cell culture media, reagents and other research products for companies engaged in the drug discovery process. Sentigen Biosciences is primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences is initially targeting its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and expects to file additional patent applications on this technology in the future.

      CMT operates through two divisions -- Molecular Cell Science ("MCS") and Specialty Media ("SM"). MCS provides contract research and development services and High Throughput Screening support services to companies engaged in the drug discovery process. SM develops, manufactures, and markets high quality cell culture media, reagents and other research products.

      The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences' operations since its inception in February 2000 consist entirely of research and development.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We did not undertake any exit or disposal activities during the six months ended June 30, 2004.

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

                                                       For the three months
                                                              ended
                                                             June 30,
                                                     ------------------------
                                                       2004            2003
                                                     ---------      ---------
Net Loss:
     As reported                                     $(509,126)     $ 117,094
     Pro-forma expense as if stock options were
       charged against net loss                        (82,155)       (41,856)
                                                     ---------      ---------
Pro-forma net loss using the fair value method       $(591,281)     $  75,238
                                                     =========      =========
Diluted EPS:
     As reported                                     $   (0.07)     $    0.02
     Pro-forma using the fair value method           $   (0.08)     $    0.01

                                                        For the six months
                                                              ended
                                                             June 30,
                                                    ----------------------------
                                                        2004            2003
                                                    ------------     -----------
Net Loss:
     As reported                                    $(1,496,449)     $   353,234
     Pro-forma expense as if stock options were
        charged against net loss                       (170,150)         (79,712)
                                                    -----------      -----------
Pro-forma net loss using the fair value method      $(1,666,599)     $   273,522
                                                    ===========      ===========
Diluted EPS:
     As reported                                    $     (0.20)     $      0.05
     Pro-forma using the fair value method          $     (0.22)     $      0.04

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

      In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have variable interest entities as of June 30, 2004.

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

                                                           For the Three Months Ended
                                                          ----------------------------
                                                           June 30,          June 30,
                                                             2004              2003
                                                          -----------      -----------
Revenues
       MCS                                                $ 1,212,572      $ 1,589,034
       SM                                                     740,358          793,800
       Sentigen Biosciences                                         -                -
                                                          -----------      -----------
Revenues for reportable segments                            1,952,930        2,382,834
Elimination of intersegment revenues                          (34,599)         (18,587)
                                                          -----------      -----------
Total Reported                                            $ 1,918,331      $ 2,364,247
                                                          -----------      -----------
Income (Loss) from Operations
       MCS                                                $   206,769      $   457,907
       SM                                                     258,609          262,735
       Sentigen Biosciences                                  (500,361)        (347,927)
                                                          -----------      -----------
Income from operations for reportable segments                (34,983)         372,715
Corporate loss unallocated to reportable segments            (483,873)        (230,834)
                                                          -----------      -----------
Total Reported                                            $  (518,856)     $   141,881
                                                          -----------      -----------
Depreciation and Amortization
       MCS                                                $    80,721      $    82,092
       SM                                                      25,952           22,896
       Sentigen Biosciences                                    14,905           16,191
                                                          -----------      -----------
Depreciation and amortization for reportable segments         121,578          121,179
Corporate depreciation and amortization unallocated
    to segments                                                 1,500            3,403
                                                          -----------      -----------
Total Reported                                            $   123,078      $   124,582
                                                          -----------      -----------

                                                          For the Six Months Ended
                                                        ----------------------------
                                                         June 30,         June 30,
                                                           2004             2003
                                                        -----------      -----------
Revenues
       MCS                                              $ 2,575,552      $ 3,031,559
       SM                                                 1,556,858        1,560,045
       Sentigen Biosciences                                       -                -
                                                        -----------      -----------
Revenues for reportable segments                          4,132,410        4,591,604
Elimination of intersegment revenues                        (67,362)         (42,340)
                                                        -----------      -----------
Total Reported                                          $ 4,065,048      $ 4,549,264
                                                        -----------      -----------
Income (Loss) from Operations
       MCS                                              $   385,965      $   920,690
       SM                                                   598,332          588,819
       Sentigen Biosciences                              (1,320,793)        (589,571)
                                                        -----------      -----------
Income from operations for reportable segments             (336,496)         919,938
Corporate loss unallocated to reportable segments        (1,157,007)        (507,196)
                                                        -----------      -----------
Total Reported                                          $(1,493,503)     $   412,742
                                                        -----------      -----------
Depreciation and Amortization
       MCS                                              $   157,730      $   163,333
       SM                                                    50,047           44,192
       Sentigen Biosciences                                  29,810           32,609
                                                        -----------      -----------
Depreciation and amortization for reportable segments       237,587          240,134
Corporate depreciation and amortization unallocated
         to segments                                          3,000            6,679
                                                        -----------      -----------
Total Reported                                          $   240,587      $   246,813
                                                        -----------      -----------

                                                          June 30,      December 31,
                                                           2004             2003
                                                        -----------     -----------
Segment Assets
       MCS                                              $ 1,373,576     $ 1,486,108
       SM                                                   996,445         990,133
       Sentigen Biosciences                                 503,620         459,919
                                                        -----------     -----------
Total assets for reportable segments                      2,873,641       2,936,160
Corporate assets unallocated to segments                  9,837,874      10,187,219
                                                        -----------     -----------
Total Reported                                          $12,711,515     $13,123,379
                                                        -----------     -----------

5.    INVENTORY

      Inventory as of June 30, 2004 and December 31, 2003 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory as of June 30, 2004 and December 31, 2003 are as follows:

                               June 30,       December 31,
                                 2004             2003
                               --------       ------------
Finished goods                 $201,545         $139,020
Packaging materials              34,141           30,019
Raw materials                    77,459           72,095
                               --------         --------
Total inventory                $313,145         $241,134
                               ========         ========

6.    EARNINGS PER SHARE

      Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the three and six month periods ending June 30, 2004 because SFAS No. 128 "Earnings per Share," prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported. For the three and six month periods ending June 30, 2003, 150,882 and 168,843 shares of potential common stock, respectively, were included in the calculation of diluted earnings per share.

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

      The cost of our research programs at Sentigen Biosciences is exceeding the income provided by CMT, primarily accounting for the increased loss from operations for the three and six month periods ended June 30, 2004. CMT's revenues for the three and six month periods ended June 30, 2004 declined 19% and 11%, respectively when compared to the same periods in 2003. This decline is primarily attributable to the completion of a service contract that did not renew in 2004. If CMT is not successful in increasing its revenues and its income does not increase commensurate with the increased research and development expenditures by Sentigen Biosciences, our losses could continue to increase.

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

      On May 27, 2004 we entered into a second license agreement with The Trustees of Columbia University ("Columbia") for the exclusive license to Columbia's rights under patent applications developed jointly by us and Columbia in the area of assaying receptor activity (our first exclusive license agreement was entered into in April

2000 and relates to patent applications in the areas of chemosensation and olfaction). In consideration of the May 27, 2004 exclusive license agreement, we agreed to the following:

      - We will pay Columbia a royalty totaling 5% of the net sales received by us on any therapeutic products developed solely by us and approved by the Food & Drug Administration ("FDA").

      - We will also pay to Columbia a royalty totaling 5% of any net sales received by us on any therapeutic products approved by the FDA that were developed pursuant to sublicenses of our rights under the patents.

We are also obligated to spend the following on the research and development of products under the patents:

      - A minimum of $1,000,000 from May 27, 2004 through December 31, 2005 and

      -     A minimum of $100,000 per year for calendar years 2006 through 2010.

      A copy of this agreement is filed with this Form 10-Q as Exhibit 10.1.

      On July 26, 2004, we were awarded a contract by the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. The contract, entitled "Olfactory Receptor Microarray-Based Sensor for Explosives Detection (ORM-EDS)", will provide us with $1.65 million in research funding over the next 2 years. We expect to begin the research project in August 2004. We will conduct research for the development of a freestanding sensor for the detection of explosive agents. The sensor is aimed at reproducing the sensitivity, versatility and chemical range of the nose. We will be working to isolate, produce and assemble mammalian olfactory receptors into microarrays that would allow the nano-scale monitoring of patterns of olfactory receptor activation resulting from exposure to potentially harmful agents.

CRITICAL ACCOUNTING POLICIES

      Cell & Molecular Technologies, Inc.

      Management evaluates the performance of CMT through its two divisions (both are treated as separate business segments). Revenue, income after direct costs (also referred to as "gross margin on revenues" or "gross margin") and net income are used to measure and evaluate the financial results of CMT.

      Revenue Recognition. The MCS division's services are performed on a fee-for-service, fixed contract basis that provide for payments after specific research milestones are achieved. Revenues from fixed price contracts with a term of more than 12 months are recognized using the percentage-of-completion method for fixed price contracts. Work-in-process, representing time and costs incurred on projects in process in excess of amounts billed to customers, are recorded as "Unbilled services" on our consolidated balance sheets. Unearned revenue represents amounts billed in excess of costs incurred and are recorded as liabilities on our consolidated balance sheets. Revenues for fixed price contracts with a term of less than 12 months are recognized when specific research milestones are achieved. Revenues from the product sales of the SM division are recognized upon the transfer of title and the transfer of risk of loss to the product, which generally occurs upon shipment to the customer.

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

      Sentigen Biosciences

      The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences operations since its inception in February 2000 consist entirely of research and development. Research and development costs are expensed as such costs are incurred.

      Sentigen Holding Corp.

      The expenses of the parent company, Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chairman of the board, chief financial officer, executive vice president of commercial operations and administrative assistant, (2) professional fees for legal and accounting services, (3) corporate office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

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

      Inventory valuation. Inventories are stated at the lower of cost or market. Management reviews the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Stock levels generally do not exceed one quarter's expectation of usage or sales. Inventories were stated at $313,145 and no reserve for impairment or obsolescence was necessary as of June 30, 2004.

      Impairment of intangibles. Our intangible assets consist primarily of license costs of $330,474 as of June 30, 2004, and are the result of an exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of the agreement with the Trustees of Columbia University) less accumulated amortization. The value of the license is subject to an amortization period of 17 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of June 30, 2004.

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

OFF-BALANCE-SHEET ARRANGEMENTS

      As of June 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

      Revenues. Revenues for the three months ended June 30, 2004 were $1,918,331 compared to revenues of $2,364,247 for the three months ended June 30, 2003. This decrease of $445,916, or 19%, was the result of a decrease of $392,474, or 25%, in contract revenue from CMT's MCS division, and a decrease of $53,442, or 7%, in revenue from CMT's SM division. Our revenues were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

      An analysis of our revenues from the MCS division is as follows:

                                     For the Three Months Ended
                                             June 30,
                                  --------------------------------   Percent
                                      2004                2003       Change
                                  ------------        ------------   -------
HTS contract                      $    600,000        $    600,000     -%
All other contracts                    577,973             970,447   (40%)
                                  ------------        ------------
Total                             $  1,177,973        $  1,570,447   (25%)
                                  ============        ============

      The contract revenue for high-throughput screening, or HTS, services is derived from a contract with one customer. The contract has a term of one year, ending on December 31, 2004. The contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. Should actual deliveries during 2004 exceed the fixed number of deliveries provided for in the contract additional deliveries will be billed at the rate of $909 per delivery. Actual deliveries during the quarter ended June 30, 2004 were equal to the fixed number of deliveries provided for in the contract.

      The contract also provides for a credit against other services (outside the scope of the base contract) performed for the customer in 2005 should actual deliveries during 2004 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2005 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2004. At June 30, 2004 unearned revenue totaled $26,566 to account for the value of the potential credit which would be due in 2005.

      The 40% decline in other contracts was driven primarily by the completion of a contract for the pre-clinical analysis of compound efficacy on diminishing or eliminating pathogen infection using the Taqman(TM) assay. The contract did not renew in 2004.

      Revenues from the SM division declined 7% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decline was primarily due to the timing of customer orders placed in 2004 as compared to 2003.

      Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended June 30, 2004 was $1,231,465 compared to income after direct costs of $1,542,521 for the three months ended June 30, 2003. Gross margin for the three months ended June 30, 2004 was 64% compared to 65% for the three months ended June 30, 2003. The decline was due to higher direct materials costs in the MCS division.

      Operating Expenses. Operating expenses for the three months ended June 30, 2004 were $1,750,321 compared to $1,400,640 for the three months ended June 30, 2003. This increase of $349,681, or 25%, was primarily attributable to the following:

      - An increase of $258,591, or 98% in research and development costs. The increase is primarily attributable to the increased costs associated with the expansion of our research programs at Sentigen Biosciences. It is believed that these costs will continue to increase as we pursue our drug discovery initiatives

      - An increase of $254,942 or 112% in corporate overhead due to increased compensation expenses (associated with the hiring of our executive vice president of commercial operations in September 2003) and higher professional fees.

These increases were partially offset by the following:

      - A decrease of $129,011 or 18% in the selling, general and administrative expenses of CMT. The decline was attributed to lower marketing, sales and advertising costs, travel expenses and consulting fees.

      -     A decrease of $33,337 or 41% in stock based compensation.

      -     A decrease of $1,504 in depreciation and amortization.

      Income / Loss from Operations. Loss from operations for the three months ended June 30, 2004 was $518,856 compared to income from operations of $141,881 for the three months ended June 30, 2003. The components of this decline are as follows:

                            For the Three Months Ended
                                      June 30,
                            --------------------------    Percent
                                2004           2003       Change
                             ---------      ---------     -------
CMT                          $ 465,378      $ 720,642      (35%)
Sentigen Biosciences          (500,361)      (347,927)      44%
Holding company expenses      (483,873)      (230,834)     110%
                             ---------      ---------
Total                        $(518,856)     $ 141,881     (466%)
                             =========      =========

      The decline in the income from operations of CMT was driven by its decline in revenues. The loss from operations attributable to Sentigen Biosciences increased due to higher research and development costs. Holding company expenses increased due to higher compensation costs and professional fees.

      Interest income. Interest income, net of interest expenses increased by $25,005 due to lower interest expenses on our debt balances as well as an increase in interest income attributable to the purchase of a $9,000,000 U.S. Treasury Note, with a coupon of 3.125% that matures on May 15, 2007.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

      Revenues. Revenues for the six months ended June 30, 2004 were $4,065,048 compared to revenues of $4,549,264 for the six months ended June 30, 2003. This decrease of $484,216, or 11%, was the result of a decrease of $481,029, or 16%, in contract revenue from CMT's MCS division, and a decrease of $3,187 in revenue from CMT's SM division. Our revenues were entirely attributable to the operations of CMT and its two divisions, MCS and SM.

      An analysis of our revenues from the MCS division is as follows:

                         For the Six Months Ended
                                  June 30,
                        -------------------------       Percent
                           2004           2003          Change
                        ----------     ----------       -------
HTS contract            $1,222,273     $1,200,000          2%
All other contracts      1,285,917      1,789,219        (28%)
                        ----------     ----------
Total                   $2,508,190     $2,989,219        (16%)
                        ==========     ==========

      The contract revenue for high-throughput screening, or HTS, services is derived from a contract with one customer. The contract has a term of one year, ending on December 31, 2004. The contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. Should actual deliveries during 2004 exceed the fixed number of deliveries provided for in the contract additional deliveries will be billed at the rate of $909 per delivery. The 2% increase in revenues from the HTS contract results from 24.5 deliveries in excess of the fixed number of deliveries provided for in the contract during the first six months of 2004.

      The contract also provides for a credit against other services (outside the scope of the base contract) performed for the customer in 2005 should actual deliveries during 2004 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2005 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2004. At June 30, 2004 unearned revenue totaled $26,566 to account for the value of the potential credit which would be due in 2005.

      The 28% decline in other contracts was driven primarily by the completion of a contract for the pre-clinical analysis of compound efficacy on diminishing or eliminating pathogen infection using the Taqman(TM) assay. This contract did not renew in 2004.

      Revenues from the SM division declined $3,187 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

      Income after Direct Costs and Gross Margin. Income after direct costs for the six months ended June 30, 2004 was $2,553,561 compared to income after direct costs of $3,039,022 for the six months ended June 30, 2003. Gross margin for the six months ended June 30, 2004 was 63% compared to 67% for the six months ended June 30, 2003. The decline was due to higher direct materials costs in the MCS division.

      Operating Expenses. Operating expenses for the six months ended June 30, 2004 were $4,047,064 compared to $2,626,280 for the six months ended June 30, 2003. This increase of $1,420,784, or 54%, was primarily attributable to the following:

      - An increase of $438,256, or 89% in research and development costs. The increase is primarily attributable to the increased costs associated with the expansion of our research programs at Sentigen Biosciences. It is believed that these costs will continue to increase as we pursue our drug discovery initiatives

      - An increase of $473,376 or 95% in corporate overhead due to increased compensation expenses (associated with the hiring of our executive vice president of commercial operations in September 2003) and higher professional fees.

      - An increase of $598,762 or 607% in stock based compensation. The increase in stock based compensation results primarily from the increase in the fair values of stock options granted to non-employee scientific consultants. The increase in fair value is primarily the result of the increase in the price of our common stock as of June 30, 2004 when compared to the price of our common stock at June 30, 2003.

These increases were partially offset by the following:

      - A decrease of $83,384 or 6% in the selling, general and administrative expenses of CMT. The decline was attributed to lower marketing, sales and advertising costs, travel expenses and consulting fees.

      -     A decrease of $6,226 in depreciation and amortization.

      Income / Loss from Operations. Loss from operations for the six months ended June 30, 2004 was $1,493,503 compared to income from operations of $412,742 for the six months ended June 30, 2003. The components of this decline are as follows:

                               For the Six Months Ended
                                       June 30,
                             ----------------------------             Percent
                                2004              2003                Change
                             -----------      -----------             -------
CMT                          $   984,297      $ 1,509,509              (35%)
Sentigen Biosciences          (1,320,793)        (589,571)             124%
Holding company expenses      (1,157,007)        (507,196)             128%
                             -----------      -----------
Total                        $(1,493,503)     $   412,742             (462%)
                             ===========      ===========

      The decline in the income from operations of CMT was driven by its decline in revenues. The loss from operations attributable to Sentigen Biosciences increased due to higher research and development costs and stock based compensation costs. Holding company expenses increased due to higher compensation costs, professional fees and stock based compensation costs.

      Interest income. Interest income, net of interest expenses increased by $33,861 due to lower interest expenses on our debt balances as well as an increase in interest income attributable to the purchase of a $9,000,000 U.S. Treasury Note, with a coupon of 3.125% that matures on May 15, 2007.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004 we had $9,640,909 in cash and investment securities and working capital of $9,189,772. During the six months ended June 30, 2004 we financed our operations and capital expenditures primarily through working capital and a capital lease.

      On May 11, 2004 we bought $9,000,000 face value, 3.125% U.S. Treasury Notes maturing on May 15, 2007. This purchase accounts for the majority of the $9,446,043 decline in cash and cash equivalents reported in our consolidated statement of cash flow for the six months ended June 30, 2004.

      On January 22, 2003 we sold $5,250,000 face value, 2.125% U.S. Treasury Notes maturing on October 31, 2004. The proceeds from the sale were reinvested in 90-day U.S. Treasury Bills. Capital gains recognized from the transaction were minimal. This sale accounts for the majority of the $5,294,816 increase in cash and cash equivalents reported in our consolidated statement of cash flow for the six months ended June 30, 2003.

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

      Cell & Molecular Technologies, Inc.

      In April 2004, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $66,832. We used a fixed interest rate of 5.00% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in March 2007. Rental payments for the three months ended June 30, 2004 totaled $5,927. Of those payments, $5,113 was applied to the capital lease liability and $814 was applied to interest expense. As of June 30, 2004 the total remaining lease obligation amounted to $61,719.

      Sentigen Biosciences

      Sentigen Biosciences was formed in February of 2000 and is focusing on research and development activities. The licensing agreement with The Trustees of the Columbia University in New York that we entered into in April 2000 required us to contribute a minimum of $1,000,000 into Sentigen Biosciences within one year of the date of the agreement (by April 2001) or we must be involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of a private placement in November 2000 in which we sold 863,834 shares of our common stock at $6.00 per share for aggregate gross proceeds of $5,183,004.

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

      On May 27, 2004 we entered into a second license agreement with The Trustees of Columbia University ("Columbia") for the exclusive license to Columbia's rights under patent applications developed jointly by us and Columbia in the area of assaying receptor activity (our first exclusive license agreement was entered into in April 2000 and relates to patent applications in the areas of chemosensation and olfaction). In consideration of the May 27, 2004 exclusive license agreement, we agreed to the following:

      - We will pay Columbia a royalty totaling 5% of the net sales received by us on any therapeutic products developed solely by us and approved by the Food & Drug Administration ("FDA").

      - We will also pay to Columbia a royalty totaling 5% of any net sales received by us on any therapeutic products approved by the FDA that were developed pursuant to sublicenses of our rights under the patents.

We are also obligated to spend the following on the research and development of products under the patents:

      - A minimum of $1,000,000 from May 27, 2004 through December 31, 2005 and

      -     A minimum of $100,000 per year for calendar years 2006 through 2010.

      A copy of this agreement is filed with this Form 10-Q as Exhibit 10.1.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recorded for such activities when the liability is actually incurred, and unlike EITF 94-3, the existence of a plan does not necessarily support the basis for the recording of a liability. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We did not undertake any exit or disposal activities during the six months ended June 30, 2004.

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

                                                     For the three months
                                                             ended
                                                           June 30,
                                                    ------------------------
                                                       2004           2003
                                                    ---------      ---------
Net Loss:
     As reported                                    $(509,126)     $ 117,094
     Pro-forma expense as if stock options were
         charged against net loss                     (82,155)       (41,856)
                                                    ---------      ---------
Pro-forma net loss using the fair value method      $(591,281)     $  75,238
                                                    =========      =========
Diluted EPS:
     As reported                                    $   (0.07)     $    0.02
     Pro-forma using the fair value method          $   (0.08)     $    0.01

                                                         For the six months
                                                               ended
                                                              June 30,
                                                    ----------------------------
                                                        2004             2003
                                                    -----------      -----------
Net Loss:
     As reported                                    $(1,496,449)     $   353,234
     Pro-forma expense as if stock options were
        charged against net loss                       (170,150)         (79,712)
                                                    -----------      -----------
Pro-forma net loss using the fair value method      $(1,666,599)     $   273,522
                                                    ===========      ===========
Diluted EPS:
     As reported                                    $     (0.20)     $      0.05
     Pro-forma using the fair value method          $     (0.22)     $      0.04

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

      In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have variable interest entities as of June 30, 2004.

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

      At June 30, 2004, we have total debt of $971,342. This debt consists of three capital leases, three bank notes used for equipment financing and a mortgage on our executive office at 580 Marshall Street, Phillipsburg, New Jersey 08865. The payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting of Stockholders was held on June 9, 2004. The following proposals were adopted by the margins indicated:

      1. To elect seven directors, each of whom is to serve until the next Annual Meeting of Stockholders and until his successor is elected and qualified.

                                    NUMBER OF SHARES
                        --------------------------------------
                                       WITHHELD
                           FOR         AUTHORITY       AGAINST
                        ---------      ---------       -------
Joseph K. Pagano        6,439,700       244,266           -
Thomas Livelli          6,439,700       244,266           -
Frederick R. Adler      6,439,700       244,266           -
Samuel A. Rozzi         6,439,700       244,266           -
Joel M. Pearlberg       6,439,700       244,266           -
Gerald Greenwald        6,439,700       244,266           -
Bruce Slovin            6,439,700       244,266           -

      2. To ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2004.

For                                                     6,683,966
Withheld Authority                                              -
Against                                                         -

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 AGREEMENT BETWEEN THE TRUSTEES OF COLUMBIA UNIVERSITY AND SENTIGEN BIOSCIENCES

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

(b)   Reports filed on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SENTIGEN HOLDING CORP.

Dated: August 13, 2004

                                        By: /s/  Fredrick B. Rolff
                                            --------------------------------
                                            Fredrick B. Rolff,
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)