Form 10-Q
period 2004-09-30
SENTIGEN HOLDING CORP
filed 2004-11-15
CIK 864890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM_______________TO______________

                         COMMISSION FILE NUMBER: 0-18700

                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                   13-3570672
     ------------------------------              ------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of November 15, 2004 the registrant had outstanding 7,470,292 shares of its Common Stock, $.01 par value.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I.    FINANCIAL INFORMATION......................................................................          3

Item 1.    Consolidated Financial Statements..........................................................          3
                Consolidated Balance Sheets
                      September 30, 2004 (Unaudited) and December 31, 2003............................          3
                Consolidated Statements of Operations (Unaudited)
                      For the three and nine months ended, September 30, 2004 and 2003................          4
                Consolidated Statements of Cash Flows (Unaudited)
                      For the nine months ended, September 30, 2004 and 2003..........................          5
           Notes to Consolidated Financial Statements (Unaudited).....................................          6
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................................         12
Item 3.    Quantitative and Qualitative Disclosure of Market Risk.....................................         22
Item 4.    Controls and Procedures....................................................................         22

PART II.   OTHER INFORMATION...........................................................................        23

Item 1.    Legal Proceedings..........................................................................         23
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds................................         23
Item 3.    Defaults Upon Senior Securities............................................................         23
Item 4.    Submission of Matters to a Vote of Security Holders........................................         23
Item 5.    Other Information..........................................................................         23
Item 6.    Exhibits   ................................................................................         23

SIGNATURES                                                                                                     24
Exhibit 10.1       AWARD/CONTRACT BETWEEN SENTIGEN HOLDING CORP. AND TECHNICAL SUPPORT WORKING GROUP           25
Exhibit 10.2       STUDY AGREEMENT BETWEEN CELL & MOLECULAR TECHNOLOGIES, INC. AND MERCK & CO. INC.            29
Exhibit 10.3       CONSULTING AGREEMENT BETWEEN SENTIGEN HOLDING CORP. AND ERIK R. LUNDH                       34
Exhibit 10.4       PROMISSORY NOTE BETWEEN CELL & MOLECULAR TECHNOLOGIES, INC. AND PNC BANK                    36
Exhibit 31.1       CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO RULE 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES AND
                   EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                   SARBANES-OXLEY ACT OF 2002                                                                  39
Exhibit 31.2       CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO RULE 13a-14(a) AND 15d-14(a) UNDER THE
                   SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302
                   OF THE SARBANES-OXLEY ACT OF 2002                                                           40
Exhibit 32.1       CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                   41
Exhibit 32.2       CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN
                   HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                   42

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                                  (Unaudited)
                                                                                  September 30,     December 31,
                                                                                      2004              2003
                                                                                  ------------      ------------
Assets
      Current assets
          Cash and cash equivalents                                               $    996,857      $ 10,086,952
          U.S. Treasury Note, available for sale, at fair value                      9,075,960                 -
          Accounts receivable - net of allowance for doubtful
                accounts of $45,000 for 2004 and 2003
                                                                                     1,060,192           940,570
          Unbilled services                                                                  -             4,650
          Inventory                                                                    285,105           241,134
          Accrued interest receivable                                                  105,469             4,156
          Prepaid expenses                                                             100,225            70,396
                                                                                  ------------      ------------
                                                                                    11,623,808        11,347,858
                                                                                  ------------      ------------
      Property, plant and equipment                                                  4,123,950         3,736,039
      Equipment under capital lease                                                    197,777           130,945
      Less:  accumulated depreciation                                                2,851,509         2,463,384
                                                                                  ------------      ------------
                                                                                     1,470,218         1,403,600
                                                                                  ------------      ------------
      Other assets
          Security deposits                                                             21,111            20,411
          Deferred financing costs - net of accumulated amortization
                of $6,685 for 2004 and $5,584 for 2003                                   6,975             8,076
          License costs - net of accumulated amortization
                of $116,630 for 2004 and $97,191 for 2003                              323,995           343,434
                                                                                  ------------      ------------
                                                                                       352,081           371,921
                                                                                  ------------      ------------
Total assets                                                                      $ 13,446,107      $ 13,123,379
                                                                                  ============      ============
Liabilities and stockholders' equity
      Current liabilities
          Current maturities of long-term debt                                    $    140,260      $    211,927
          Liability under capital lease - current portion                               67,465            44,448
          Accounts payable and accrued expenses                                      1,392,214           892,059
          Customer deposits                                                            922,396           234,570
          Unearned revenue                                                               6,741             8,600
                                                                                  ------------      ------------
                                                                                     2,529,076         1,391,604
                                                                                  ------------      ------------
      Liability under capital lease - long-term                                         42,955            42,483
      Long-term debt - net of current maturities                                       770,460           758,098
                                                                                  ------------      ------------
      Total liabilities                                                              3,342,491         2,192,185
                                                                                  ------------      ------------
      Stockholders' equity
          Preferred Stock - $.01 par value, 5,000,000 shares
                authorized - none issued or outstanding                           $          -      $          -
          CommonStock - $.01 par value, 20,000,000 shares authorized,
                7,470,292 and 7,454,744 shares issued and outstanding in 2004
                and 2003, respectively                                                  74,702            74,547
          Additional paid-in capital                                                14,009,782        13,185,570
          Accumulated other comprehensive income                                        83,414                 -
          Accumulated deficit                                                       (4,064,282)       (2,328,923)
                                                                                  ------------      ------------
      Total stockholders' equity                                                    10,103,616        10,931,194
                                                                                  ------------      ------------
Total liabilities and stockholders' equity                                        $ 13,446,107      $ 13,123,379
                                                                                  ============      ============

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                           (Unaudited)                          (Unaudited)
                                                    For the three months ended           For the nine months ended
                                                          September 30,                        September 30,
                                                          ------------                         ------------
                                                     2004              2003               2004              2003
                                                  -----------       -----------        -----------       -----------
Revenue
      Molecular cell science                      $ 1,528,443       $ 1,525,064        $ 4,036,633       $ 4,514,283
      Specialty media                                 826,481           692,207          2,383,339         2,252,252
      Sentigen Biosciences                             75,927                 -             75,927                 -
                                                  -----------       -----------        -----------       -----------
                                                    2,430,851         2,217,271          6,495,899         6,766,535
                                                  -----------       -----------        -----------       -----------
Direct costs
      Molecular cell science                          533,499           485,207          1,455,701         1,390,574
      Specialty media                                 351,738           312,201            941,023           917,076
      Sentigen Biosciences                             51,050                 -             51,050                 -
                                                  -----------       -----------        -----------       -----------
                                                      936,287           797,408          2,447,774         2,307,650
                                                  -----------       -----------        -----------       -----------
Income after direct costs
      Molecular cell science                          994,944         1,039,857          2,580,932         3,123,709
      Specialty media                                 474,743           380,006          1,442,316         1,335,176
      Sentigen Biosciences                             24,877                 -             24,877                 -
                                                  -----------       -----------        -----------       -----------
                                                    1,494,564         1,419,863          4,048,125         4,458,885
                                                  -----------       -----------        -----------       -----------
Operating expenses
      Selling, general and administrative costs       678,462           691,307          1,884,668         1,980,896
      Research and development                        460,112           279,590          1,389,051           770,273
      Corporate overhead                              383,955           267,033          1,357,848           767,550
      Stock based compensation                         62,784           836,798            760,223           935,475
      Depreciation and amortization                   168,078           134,134            408,665           380,948
                                                  -----------       -----------        -----------       -----------
                                                    1,753,391         2,208,862          5,800,455         4,835,142
                                                  -----------       -----------        -----------       -----------
Loss from operations                                 (258,827)         (788,999)        (1,752,330)         (376,257)
                                                  -----------       -----------        -----------       -----------
Interest income                                        73,262            21,184            144,693            69,267
Interest expense                                       13,095            16,077             39,437            52,932
                                                  -----------       -----------        -----------       -----------
Interest income, net of interest expense               60,167             5,107            105,256            16,335
                                                  -----------       -----------        -----------       -----------
Loss before provision for income taxes               (198,660)         (783,892)        (1,647,074)         (359,922)
Provision for income taxes                             40,250            20,170             88,285            90,906
                                                  -----------       -----------        -----------       -----------
Net loss                                             (238,910)         (804,062)        (1,735,359)         (450,828)
Other comprehensive income
      Unrealized gain on investments                   74,469                 -             83,414                 -
                                                  -----------       -----------        -----------       -----------
Comprehensive (loss) income                       $  (164,441)      $  (804,062)       $(1,651,945)      $  (450,828)
                                                  ===========       ===========        ===========       ===========
Net income (loss) per share:
      Basic and diluted                           $     (0.03)      $     (0.11)       $     (0.23)      $     (0.06)
                                                  ===========       ===========        ===========       ===========
Weighted average shares outstanding:
      Basic and diluted                             7,468,633         7,454,744          7,462,309         7,453,394
                                                  ===========       ===========        ===========       ===========

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

                                                                      (Unaudited)
                                                                For the nine months ended
                                                                      September 30,
                                                             ------------------------------
                                                                 2004              2003
                                                             ------------      ------------
Cash Flows from Operating Activities
      Net loss                                               $ (1,735,359)     $   (450,828)
      Adjustments to reconcile net loss
           to net cash provided by operating activities:
                Depreciation and amortization                     408,665           380,948
                Stock based compensation                          760,223           935,475
      (Increase) decrease in:
                Accounts receivable, net of allowance            (119,622)         (362,910)
                Unbilled services                                   4,650             9,745
                Inventory                                         (43,971)          (37,999)
                Accrued interest receivable                      (101,313)           (1,518)
                Prepaid expenses and security deposits            (30,529)           83,627
      Increase (decrease) in:
                Accounts payable and accrued expenses             500,155           168,956
                Customer deposits and unearned revenue            685,967          (275,328)
                                                             ------------      ------------
Cash provided by operating activities                             328,866           450,168
                                                             ------------      ------------
Cash Flows from Investing Activities
      Acquisitions of property and equipment                     (387,911)         (145,991)
      Sale of U.S. Treasury Security                                    -         5,293,602
      Purchase of U.S. Treasury Security                       (8,992,546)                -
                                                             ------------      ------------
Cash (used in) provided by investing activities                (9,380,457)        5,147,611
                                                             ------------      ------------
Cash Flows from Financing Activities
      Repayments of long term debt                               (212,958)         (202,988)
      Proceeds from issuance of long term debt                    110,310                 -
      Cash received from stock options exercised                   64,144             4,510
                                                             ------------      ------------
Cash used in financing activities `                               (38,504)         (198,478)
                                                             ------------      ------------
(Decrease) increase in cash and cash equivalents               (9,090,095)        5,399,301
Cash and cash equivalents - beginning of period                10,086,952         4,819,967
                                                             ------------      ------------
Cash and cash equivalents - end of period                    $    996,857      $ 10,219,268
                                                             ============      ============
Supplemental Disclosures of Cash Flow Information
      Cash paid during the year for:
                Interest                                     $     39,437      $     52,932
                                                             ============      ============
                Income taxes                                 $     65,000      $    116,000
                                                             ============      ============
      Non-cash investing and financing activities:
          Investing activities:
             Equipment acquired under capital lease          $    (66,832)     $    (35,000)
          Financing activities:
             Debt incurred under capital
               lease                                         $     66,832      $     35,000

                 See notes to consolidated financial statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, September 30, 2004       (Unaudited)

1.    ORGANIZATION AND NATURE OF OPERATIONS

      We are a holding company conducting business through two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. ("CMT") and Sentigen Biosciences, Inc. ("Sentigen Biosciences," formerly Sentigen Corp.). CMT provides contract research and development services and manufactures specialty cell culture media, reagents and other research products for companies engaged in the drug discovery process. Sentigen Biosciences is primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences is utilizing its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and expects to file additional patent applications on this technology in the future.

      CMT operates through two divisions -- Molecular Cell Science ("MCS") and Specialty Media ("SM"). MCS provides contract research and development services and High Throughput Screening support services to companies engaged in the drug discovery process. SM develops, manufactures, and markets high quality cell culture media, reagents and other research products.

      The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences' operations consist primarily of research and development. Research and development costs are expensed as such costs are incurred. Revenues, direct costs and overhead in connection with our contract with the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - are reported as such in our consolidated statements of operations.

      The expenses of the parent company, Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chairman of the board, chief financial officer, and administrative assistant, (2) professional fees for legal, accounting and consulting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

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

                                       For the three months
                                               ended
                                           September 30,
                                     ------------------------
                                       2004           2003
                                     ---------      ---------
Net Loss:
     As reported                     $(238,910)     $(804,062)
     Pro-forma expense as if
     stock options were charged
     against net loss                 (117,037)       (47,970)
                                     ---------      ---------
Pro-forma net loss
     using the fair value method     $(355,947)     $(852,032)
                                     =========      =========
Diluted EPS:
     As reported                     $   (0.03)     $   (0.11)
     Pro-forma using the fair
     value method                    $   (0.05)     $   (0.11)

                                         For the nine months
                                                ended
                                            September 30,
                                     ----------------------------
                                         2004             2003
                                     -----------      -----------
Net Loss:
     As reported                     $(1,735,359)     $  (450,828)
     Pro-forma expense as if
     stock options were charged
     against net loss                   (287,187)        (127,682)
                                     -----------      -----------
Pro-forma net loss
     using the fair value method     $(2,022,546)     $  (578,510)
                                     ===========      ===========
Diluted EPS:
     As reported                     $     (0.23)     $     (0.06)
     Pro-forma using the fair
     value method                    $     (0.27)     $     (0.08)

      In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have variable interest entities as of September 30, 2004.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The adoption of SFAS No. 150 did not have an effect on the Company's financial position.

4.    SEGMENT INFORMATION

      We operate through our two wholly-owned subsidiaries, CMT and Sentigen Biosciences. CMT is evaluated on the performance of its two divisions, MCS and SM. Sentigen Biosciences is primarily engaged in research and development. We consider MCS, SM and Sentigen Biosciences as our three separate and distinct reportable operating segments. The accounting policies of the segments are the same as those described in "Critical Accounting Policies" appearing elsewhere in this quarterly report. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. We account for sales and transfers between segments, if any, as if the transactions were to third parties, that is at current market prices. All inter-company transactions have been eliminated in the presentation of segment information.

                                                       For the three months ended
                                                     ----------------------------
                                                     September 30,    September 30,
                                                          2004             2003
                                                     ------------     ------------
Revenues
       MCS                                            $ 1,587,175      $ 1,553,281
       SM                                                 826,481          692,207
       Sentigen Biosciences                                75,927                -
                                                      -----------      -----------
Revenues for reportable segments                        2,489,583        2,245,488
Elimination of intersegment revenues                      (58,732)         (28,217)
                                                      -----------      -----------
Total Reported                                        $ 2,430,851      $ 2,217,271
                                                      -----------      -----------
Income (loss) from operations
       MCS                                            $   312,012      $   434,000
       SM                                                 275,065          167,417
       Sentigen Biosciences                              (399,949)        (301,476)
                                                      -----------      -----------
(Loss) income from operations
       for reportable segments                            187,128          299,941
Corporate loss unallocated to reportable segments        (445,955)      (1,088,940)
                                                      -----------      -----------
Total Reported                                        $  (258,827)     $  (788,999)
                                                      -----------      -----------
Depreciation and amortization
       MCS                                            $   127,577      $    89,758
       SM                                                  24,096           26,346
       Sentigen Biosciences                                14,905           16,350
                                                      -----------      -----------
Depreciation and amortization for
     reportable segments                                  166,578          132,634
Corporate depreciation and amortization
     unallocated to segments                                1,500            1,500
                                                      -----------      -----------
Total Reported                                        $   168,078      $   134,134
                                                      -----------      -----------

                                                        For the nine months ended
                                                     ------------------------------
                                                     September 30,    September 30,
                                                         2004             2003
                                                     ------------     ------------
Revenues
       MCS                                            $ 4,162,727      $ 4,584,840
       SM                                               2,383,339        2,252,252
       Sentigen Biosciences                                75,927                -
                                                      -----------      -----------
Revenues for reportable segments                        6,621,993        6,837,092
Elimination of intersegment revenues                     (126,094)         (70,557)
                                                      -----------      -----------
Total Reported                                        $ 6,495,899      $ 6,766,535
                                                      -----------      -----------
Income (loss) from operations
       MCS                                            $   697,977      $ 1,354,690
       SM                                                 873,397          756,236
       Sentigen Biosciences                            (1,720,742)        (891,047)
                                                      -----------      -----------
(Loss) income from operations
     for reportable segments                             (149,368)       1,219,879
Corporate loss unallocated to reportable segments      (1,602,962)      (1,596,136)
                                                      -----------      -----------
Total Reported                                        $(1,752,330)     $  (376,257)
                                                      -----------      -----------
Depreciation and amortization
       MCS                                            $   285,307      $   253,092
       SM                                                  74,143           70,538
       Sentigen Biosciences                                44,715           49,139
                                                      -----------      -----------
Depreciation and amortization for
     reportable segments                                  404,165          372,769
Corporate depreciation and amortization
     unallocated to segments                                4,500            8,179
                                                      -----------      -----------
Total Reported                                        $   408,665      $   380,948
                                                      -----------      -----------

                                        September 30,    December 31,
                                            2004             2003
                                        ------------     -----------
 Segment Assets
       MCS                               $ 1,524,642     $ 1,486,108
       SM                                  1,044,373         990,133
       Sentigen Biosciences                  573,766         459,919
                                         -----------     -----------
Total assets for reportable segments       3,142,781       2,936,160
Assets unallocated to segments            10,303,326      10,187,219
                                         -----------     -----------
Total Reported                           $13,446,107     $13,123,379
                                         -----------     -----------

5.    INVENTORY

      Inventory as of September 30, 2004 and December 31, 2003 is entirely comprised of the physical inventory of the SM Division. Components of physical inventory as of September 30, 2004 and December 31, 2003 are as follows:

                            September 30,     December 31,
                                2004              2003
                            ------------      -----------
Finished goods                $ 185,848        $ 139,020
Packaging materials              30,708           30,019
Raw materials                    68,549           72,095
                              ---------        ---------
Total inventory               $ 285,105        $ 241,134
                              =========        =========

6.    EARNINGS PER SHARE

      Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share includes the effects of securities which are convertible into common stock, consisting of stock options and warrants, to the extent such conversion would be dilutive.

      Securities which are convertible into common stock were excluded from the computation of diluted loss per share for the three and nine month periods ending September 30, 2004 and 2003 because SFAS No. 128
      "Earnings per Share," prohibits adjusting the denominator of diluted net income (loss) per share for additional potential common shares when a net loss from continuing operations is reported. The total number of securities which are convertible into common stock that were excluded from the calculation of diluted loss per share was 963,658 and 1,327,916 for the three month periods ended September 30, 2004 and 2003, respectively. The total number of securities which are convertible into common stock that were excluded from the calculation of diluted net loss per share was and 1,036,845 and 1,327,027 for the nine month periods ended September 30, 2004 and 2003. Such securities would have been included in the computation of diluted net loss per share if they were dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained herein which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, risks associated with our history of consolidated net losses; our dependence on a limited number of customers; our dependence on research and development expenditures by the pharmaceutical and biotechnology industries; our need for additional capital to finance our expanding research and development programs; potential inability of our research programs to develop commercially viable products; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws, changes in such laws and the administration of such laws; protection of patents, trademarks and other proprietary rights; technological change, competitive factors and unfavorable general economic conditions. Actual results may vary significantly from such forward-looking statements. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

OVERVIEW

      We are a holding company conducting business through two wholly-owned operating subsidiaries, Cell & Molecular Technologies, Inc. ("CMT"), and Sentigen Biosciences. CMT provides contract research and development services and manufactures specialty cell culture media, reagents and other research products for companies engaged in the drug discovery process. Sentigen Biosciences is primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences is utilizing its Tango Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and expects to file additional patent applications on this technology in the future.

      CMT operates through two divisions -- Molecular Cell Science ("MCS") and Specialty Media ("SM"). MCS provides contract research and development services and High Throughput Screening support services to companies engaged in the drug discovery process. SM develops, manufactures and markets specialty cell culture media, reagents and other research products.

      On August 18, 2004, CMT entered into a study agreement with Merck & Co., Inc. Under the agreement CMT will develop, bank and study certain cell lines based on standards and protocols specified by Merck & Co., Inc. The agreement provides for total payments to CMT of $1,338,130, with $669,065 of this total payable upon execution of the agreement. The up-front payment has been accounted for as a customer deposit on our consolidated balance sheet as of September 30, 2004. A copy of this agreement is filed with this Form 10-Q as Exhibit 10.2.

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

      On July 19, 2004, we entered into a consulting agreement with Erik R. Lundh, our former executive vice president of commercial operations. This consulting agreement replaces an employment agreement we previously had with Mr. Lundh. The agreement provides for compensation at a rate of $800 per day that services are provided to us. The agreement is cancelable with thirty days written notice by either party. The agreement also amends the stock option agreement we had previously with Mr. Lundh for the purchase of 50,000 shares of our common stock at $4.75 per share. The agreement provides for the immediate vesting of 10,000 stock options as of the effective date of this consulting agreement. The agreement also provides for the vesting of 833 stock options per month for each month this consulting agreement is in effect, beginning on October 1, 2004. A copy of this agreement is filed with this Form 10-Q as
Exhibit 10.3.

      On July 26, 2004, we were awarded a contract by the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. The contract, entitled "Olfactory Receptor Microarray-Based Sensor for Explosives Detection (ORM-EDS)", will provide Sentigen Biosciences with $1.65 million in research funding over the next two years. We are conducting research for the development of a freestanding sensor for the detection of explosive agents. The sensor is aimed at reproducing the sensitivity, versatility and chemical range of the mammalian nose. We are attempting to isolate, produce and assemble mammalian olfactory receptors into microarrays that would allow the nano-scale monitoring of patterns of olfactory receptor activation resulting from exposure to potentially harmful agents. The contract provides for the reimbursement of research expenditures plus a fixed profit margin. Through September 30, 2004 we have earned revenues of $70,927 under this contract, while incurring total costs of $67,550. A copy of this contract is filed with this Form 10-Q as Exhibit 10.1.

      In connection with our internal drug discovery program at Sentigen Biosciences, we entered into a consulting agreement with Dr. Masashi Yanagisawa. Dr. Yanagisawa is an Investigator at the Howard Hughes Medical Institute at The University of Texas Southwestern Medical Center and is also Professor of Molecular Genetics and holder of the Patrick E. Haggerty Distinguished Chair in Basic Biomedical Science. He received his M.D. and Ph.D. degrees from the University of Tsukuba, Japan, where he worked with Tomoh Masaki. Before moving to Dallas, he was Assistant Professor of Pharmacology at the Kyoto University School of Medicine, Japan. Dr. Yanagisawa is a member of the National Academy of Sciences.

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

      Selling, General and Administrative Expenses. The major classes of selling, general and administrative expenses incurred by CMT are as follows: (1) compensation and employee benefit costs of CMT's management, sales and administrative staff, (2) compensation and employee benefit costs for the time of scientific and production personnel spent on selling, general and administrative activities, (3) facilities rental, utilities, communication costs and related operating expenses, (4) marketing, sales and advertising costs, (5) business travel expenses, (6) commercial and product liability insurance costs,
(7) repairs and maintenance costs on facilities and laboratory equipment and (8) professional fees for legal and accounting services.

      Sentigen Biosciences

      The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences' operations consist primarily of research and development. Research and development costs are expensed as such costs are incurred. Revenues, direct costs and overhead in connection with our contract with the Technical Support Working Group (TSWG)-an interagency government office with representatives from the Departments of Defense, State and Homeland Security-are reported as such in our consolidated statements of operations.

      Sentigen Holding Corp.

      The expenses of the parent company, Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chairman of the board, chief financial officer, and administrative assistant, (2) professional fees for legal, accounting and consulting services,
(3) corporate office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

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

      Inventory valuation. Inventories are stated at the lower of cost or market. Management reviews the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Stock levels generally do not exceed one quarter's expectation of usage or sales. Inventories were stated at $285,105 and no reserve for impairment or obsolescence was necessary as of September 30, 2004.

      Impairment of intangibles. Our intangible assets consist primarily of license costs of $323,995 as of September 30, 2004, and are the result of an exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of the agreement with the Trustees of Columbia University) less accumulated amortization. The value of the license is subject to an amortization period of 17 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of September 30, 2004.

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

      Stock-based compensation. SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements with employees provided that the exercise price is equal to the market price at the date of the grants. Options granted to non-employees are valued at either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires management to estimate common stock price volatility, risk-free interest rates and other parameters in order to determine the fair value of an option grant. We also adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of SFAS No. 123."

OFF-BALANCE-SHEET ARRANGEMENTS

      As of September 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

      Revenues. Revenues for the three months ended September 30, 2004 were $2,430,851 compared to revenues of $2,217,271 for the three months ended September 30, 2003. This increase of $213,580, or 10%, was the result of an increase of $134,274, or 19%, in revenue from CMT's SM division. This growth was augmented by the initiation of our TSWG contract. This contract accounted for $70,927 in revenue for the third quarter ended September 30, 2004. Contract revenue from CMT's MCS division was flat for the quarter ending September 30, 2004 when compared to the quarter ending September 30, 2003.

      An analysis of our revenues from the MCS division is as follows:

                        For the three months ended
                              September 30,
                        --------------------------      Percent
                           2004           2003          Change
                        ----------     ----------     ----------
HTS contract            $  577,727     $  600,000        (4%)
All other contracts        950,716        925,064         3%
                        ----------     ----------
Total                   $1,528,443     $1,525,064         -%
                        ==========     ==========

      The contract revenue for high-throughput screening, or HTS, services is derived from a contract with one customer. The contract has a term of one year, ending on December 31, 2004. The contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. Should actual deliveries during 2004 exceed the fixed number of deliveries provided for in the contract additional deliveries will be billed at the rate of $909 per delivery. The contract also provides for a credit against other services (outside the scope of the base contract) performed for the customer in 2005 should actual deliveries during 2004 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2005 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2004. At September 30, 2004 unearned revenue totaled $6,741 to account for the value of the potential credit which would be due in 2005.

      Revenues from the SM division increased 19% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase was primarily due to the timing of customer orders placed in 2004 as compared to 2003.

      Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended September 30, 2004 was $1,494,564 compared to income after direct costs of $1,419,863 for the three months ended September 30, 2003. Gross margin for the three months ended September 30, 2004 was 61% compared to 64% for the three months ended September 30, 2003. The decline was due to higher direct materials costs in the MCS division.

      Operating Expenses. Operating expenses for the three months ended September 30, 2004 were $1,753,391 compared to $2,208,862 for the three months ended September 30, 2003. This decline of $455,471, or 21%, was primarily attributable to the following:

   - A decrease of $774,014 or 93% in stock based compensation. During the three months ended September 30, 2003 we amended a stock option agreement with our Chairman resulting in a one-time charge of $820,407.

   - A decrease of $12,845 or 2% in the selling, general and administrative expenses of CMT.

These declines were partially offset by the following:

   - An increase of $180,522, or 65% in research and development costs. The increase is primarily attributable to the increased costs associated with the expansion of our research programs at Sentigen Biosciences. We believe that these costs will continue to increase as we pursue our drug discovery initiatives.

   - An increase of $116,922 or 44% in corporate overhead due to increased compensation expenses and higher professional fees.

   - An increase of $33,944 or 25% in depreciation and amortization relating to equipment acquisitions during the three months ended September 30, 2004 at CMT.

      Loss from Operations. Loss from operations for the three months ended September 30, 2004 was $258,827 compared to a loss from operations of $788,999 for the three months ended September 30, 2003. The components of this 67% improvement are as follows:

                              For the Three Months Ended
                                    September 30,
                             ---------------------------       Percent
                                2004             2003           Change
                             -----------      -----------      -------
CMT                          $   587,077      $   601,417         (2%)
Sentigen Biosciences            (399,949)        (301,476)       (33%)
Holding company expenses        (445,955)      (1,088,940)        59%
                             -----------      -----------
Total                        $  (258,827)     $  (788,999)        67%
                             ===========      ===========

      The decline in the income from operations of CMT was driven by higher depreciation and amortization charges relating to equipment acquisitions made during the quarter and higher materials costs in the MCS division. The loss from operations attributable to Sentigen Biosciences increased due to higher research and development costs. The loss from holding company expenses improved due to the absence of a one-time charge for stock based compensation incurred during the three months ended September 30, 2003.

      Interest income. Interest income, net of interest expenses increased by $55,060 due to lower interest expenses on our debt balances as well as an increase in interest income attributable to the purchase of a $9,000,000 U.S. Treasury Note, with a coupon of 3.125% that matures on May 15, 2007.

RESULTS OF OPERATIONS
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

      Revenues. Revenues for the nine months ended September 30, 2004 were $6,495,899 compared to revenues of $6,766,535 for the nine months ended September 30, 2003. This decrease of $270,636, or 4%, was the result of a decrease of $477,650, or 11%, in contract revenue from CMT's MCS division, offset by an increase of $131,087 or 6% in revenue from CMT's SM division. In addition, our revenues for the nine months ended September 30, 2004 included $70,927 from the initiation of our contract with TSWG.

      An analysis of our revenues from the MCS division is as follows:

                        For the nine months ended
                              September 30,
                        -------------------------       Percent
                           2004           2003          Change
                        ----------     ----------       -------
HTS contract            $1,800,000     $1,800,000          -%
All other contracts      2,236,633      2,714,283        (18%)
                        ----------     ----------
Total                   $4,036,633     $4,514,283        (11%)
                        ==========     ==========

      The contract revenue for high-throughput screening, or HTS, services is derived from a contract with one customer. The contract has a term of one year, ending on December 31, 2004. The contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. Should actual deliveries during 2004 exceed the fixed number of deliveries provided for in the contract additional deliveries will be billed at the rate of $909 per delivery. The contract also provides for a credit against other services (outside the scope of the base contract) performed for the customer in 2005 should actual deliveries during 2004 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2005 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2004. At September 30, 2004 unearned revenue totaled $6,741 to account for the value of the potential credit which would be due in 2005.

      The 18% decline in other contracts was driven primarily by the completion of a contract for the pre-clinical analysis of compound efficacy on diminishing or eliminating pathogen infection using the Taqman((TM)) assay. This contract did not renew in 2004.

      Revenues from the SM division increased 6% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase is due primarily to volume increases in both direct and OEM sales channels.

      Income after Direct Costs and Gross Margin. Income after direct costs for the nine months ended September 30, 2004 was $4,048,125 compared to income after direct costs of $4,458,885 for the nine months ended September 30, 2003. Gross margin for the nine months ended September 30, 2004 was 62% compared to 66% for the nine months ended September 30, 2003. The decline was due to higher direct materials costs in the MCS division.

      Operating Expenses. Operating expenses for the nine months ended September 30, 2004 were $5,800,455 compared to $4,835,142 for the nine months ended September 30, 2003. This increase of $965,313, or 20%, was primarily attributable to the following:

   - An increase of $618,778, or 80% in research and development costs. The increase is primarily attributable to the increased costs associated with the expansion of our research programs at Sentigen Biosciences. It is believed that these costs will continue to increase as we pursue our drug discovery initiatives.

   - An increase of $590,298 or 77% in corporate overhead due to increased compensation expenses and higher professional fees.

   - An increase of $27,717, or 7% in depreciation and amortization due to equipment acquisitions at CMT during the three months ended September 30, 2004.

These increases were partially offset by the following:

   - A decrease of $175,252 or 19% in stock based compensation. The decline is due to the absence of a one-time stock based compensation charge incurred during the three months ended September 30, 2003 offset by increases in stock based compensation primarily from the increase in the fair values of stock options granted to non-employee scientific consultants. The increase in fair value is primarily the result of the increase in the price of our common stock as of September 30, 2004 when compared to the price of our common stock at September 30, 2003.

   - A decrease of $96,228 or 5% in the selling, general and administrative expenses of CMT. The decline was attributed to lower marketing, sales and advertising costs, travel expenses and consulting fees.

      Loss from Operations. Loss from operations for the nine months ended September 30, 2004 was $1,752,330 compared to loss from operations of $376,257 for the nine months ended September 30, 2003. The components of this increase in loss are as follows:

                               For the nine months ended
                                     September 30,
                             ----------------------------            Percent
                                2004              2003               Change
                             -----------      -----------            -------
CMT                          $ 1,571,374      $ 2,110,926              (26%)
Sentigen Biosciences          (1,720,742)        (891,047)             (93%)
Holding company expenses      (1,602,962)      (1,596,136)               -%
                             -----------      -----------
Total                        $(1,752,330)     $  (376,257)            (366%)
                             ===========      ===========

      The decline in the income from operations of CMT was driven by its decline in revenues. The loss from operations attributable to Sentigen Biosciences increased due to higher research and development costs and stock based compensation costs. Holding company expenses increased due to higher compensation costs and professional fees.

      Interest income. Interest income, net of interest expenses increased by $88,921 due to lower interest expenses on our debt balances as well as an increase in interest income attributable to the purchase of a $9,000,000 U.S. Treasury Note, with a coupon of 3.125% that matures on May 15, 2007.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004 we had $996,857 in cash and cash equivalents and $9,075,960 invested in a U.S. Treasury Note. Our working capital as of September 30, 2004 was $9,094,732. During the nine months ended September 30, 2004 we financed our operations through working capital and capital expenditures primarily through a bank loan and a capital lease.

      On May 11, 2004 we bought a $9,000,000 face value, 3.125% U.S. Treasury Note maturing on May 15, 2007. This purchase accounts for the majority of the $9,090,095 decline in cash and cash equivalents reported in our consolidated statement of cash flow for the nine months ended September 30, 2004.

      On January 22, 2003 we sold a $5,250,000 face value, 2.125% U.S. Treasury Note maturing on October 31, 2004. The proceeds from the sale were reinvested in 90-day U.S. Treasury Bills. This sale accounts for the majority of the $5,399,301 increase in cash and cash equivalents reported in our consolidated statement of cash flow for the nine months ended September 30, 2003.

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

      Cell & Molecular Technologies, Inc.

      On August 13, 2004 CMT borrowed $110,310 under a $500,000 promissory note to finance capital equipment expenditures. We are required to pay interest at the prime rate on principal amounts borrowed during the first year of the promissory note. At the conclusion of the first year of the promissory note (July 2005), a principal repayment schedule will be negotiated and the interest rate will become fixed. On October 26, 2004 CMT borrowed an additional $197,373 under this loan commitment.

      In April 2004, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $66,832. We used a fixed interest rate of 5.00% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in March 2007. Rental payments for the nine months ended September 30, 2004 totaled $11,855. Of those payments, $10,291 was applied to the capital lease liability and $1,564 was applied to interest expense. As of September 30, 2004 the total remaining lease obligation amounted to $54,977.

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

                                    For the three months ended
                                           September 30,
                                    --------------------------
                                        2004           2003
                                    ----------      ---------
Net Loss:
     As reported                     $(238,910)     $(804,062)
     Pro-forma expense as if
     stock options were charged
     against net loss                 (117,037)       (47,970)
                                     ---------      ---------
Pro-forma net loss
     using the fair value method     $(355,947)     $(852,032)
                                     =========      =========
Diluted EPS:
     As reported                     $   (0.03)     $   (0.11)
     Pro-forma using the fair
     value method                    $   (0.05)     $   (0.11)

                                       For the nine months ended
                                             September 30,
                                     ----------------------------
                                        2004             2003
                                     -----------      -----------
Net Loss:
     As reported                     $(1,735,359)     $  (450,828)
     Pro-forma expense as if
     stock options were charged
     against net loss                   (287,187)        (127,682)
                                     -----------      -----------
Pro-forma net loss
     using the fair value method     $(2,022,546)     $  (578,510)
                                     ===========      ===========
Diluted EPS:
     As reported                     $     (0.23)     $     (0.06)
     Pro-forma using the fair
     value method                    $     (0.27)     $     (0.08)

      In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have variable interest entities as of September 30, 2004.

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

      At September 30, 2004, we have total debt of $1,021,140. This debt consists of three capital leases, three bank notes used for equipment financing and a mortgage on our executive office at 580 Marshall Street, Phillipsburg, New Jersey 08865. The payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS

      10.1 AWARD/CONTRACT BETWEEN SENTIGEN HOLDING CORP. AND TECHNICAL SUPPORT WORKING GROUP

      10.2 STUDY AGREEMENT BETWEEN CELL & MOLECULAR TECHNOLOGIES, INC. AND MERCK & CO. INC.

      10.3  CONSULTING AGREEMENT BETWEEN SENTIGEN HOLDING CORP. AND ERIK R.
            LUNDH

      10.4 PROMISSORY NOTE BETWEEN CELL & MOLECULAR TECHNOLOGIES, INC. AND PNC BANK

      31.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO RULE 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      31.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO RULE 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Dated: November 15, 2004

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