Form 10-K
period 2004-12-31
SENTIGEN HOLDING CORP
filed 2005-03-31
CIK 864890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                    -----------------------------------------
                                  FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER: 0-18700

                             SENTIGEN HOLDING CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                    13-3570672
-------------------------------           -------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

               445 Marshall Street Phillipsburg, New Jersey 08865
--------------------------------------------------------------------------------

               (Address of Principal Executive Offices) (Zip Code)

                                 (908) 387-1673
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004) was approximately $38,711,919.

As of March 30, 2005, 7,471,692 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I.....................................................................................    3
     Item 1.  Business.....................................................................    3
     Item 2.  Properties...................................................................   21
     Item 3.  Legal Proceedings............................................................   22
     Item 4.  Submission of Matters to a Vote of Security Holders..........................   22

PART II....................................................................................   23
     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .......   23
     Item 6.  Selected Financial Data......................................................   24
     Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................   25
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk...................   35
     Item 8.  Financial Statements and Supplementary Data..................................   36
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.......................................................   36
     Item 9A. Controls and Procedures......................................................   36
     Item 9B. Other Information............................................................   36

PART III...................................................................................   37
     Item 10. Executive Officers and Directors of the Registrant...........................   37
     Item 11. Executive Compensation.......................................................   40
     Item 12. Security Ownership of Certain Beneficial Owners and Management...............   44
     Item 13. Certain Relationships and Related Transactions...............................   46
     Item 14. Principal Accounting Fees and Services.......................................   46

PART IV....................................................................................   47
     Item 15. Exhibits and Financial Statement Schedules...................................   47

SIGNATURES

EXHIBITS

Exhibit 23.1    CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

               INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained within this Annual Report on Form 10-K which are not historical facts are forward-looking statements. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, research programs, technologies, service offerings, and our future achievements. These forward looking statements involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, risks associated with our history of consolidated net losses; our dependence on a limited number of customers; our dependence on research and development expenditures by the pharmaceutical and biotechnology industries; our need for additional capital to finance our expanding research and development programs; risk of the lack of commercial acceptance of our Tango(TM) Assay System; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws, changes in such laws and the administration of such laws; protection of patents, trademarks and other proprietary rights; technological change, competitive factors and unfavorable general economic conditions. These risks are included in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Risk Factors" included in this Form 10-K. Actual results may vary significantly from such forward-looking statements. The words "will," "estimate," "could," "believe," "expect," "predict," "potential," "anticipate," "may," "intend," "opportunity," "continue," or "plan," the negative of these words and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-K or documents incorporated by reference herein that include forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

      We are a biotechnology company conducting business through two-wholly owned operating subsidiaries, Sentigen Biosciences, Inc. ("Sentigen Biosciences") and Cell & Molecular Technologies, Inc. ("CMT"). Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. CMT provides contract research and development services to companies engaged in the drug discovery process. On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million in cash to Serologicals Corporation (Nasdaq: SERO). Accordingly, the assets and liabilities of Specialty Media have been accounted for as assets and liabilities held for sale in our consolidated balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations, net of tax in our consolidated statements of operation.

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

      We maintain our principal executive office, laboratory, and office/warehouse facilities at 445 Marshall Street, Phillipsburg, New Jersey 08865. We operate laboratories at 3960 Broadway, New York, New York 10032 and at 418 Industrial Drive, North Wales, Pennsylvania 19454. We also maintain an administrative office at 434 East Cooper Street, Aspen, Colorado 81611.

      Our internet address is www.sentigen.com. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). These filings are also available on the SEC's website at www.sec.gov. Also available on our website is our Code of Ethics and Business Conduct (applicable to all directors, officers and employees) and the charters for our Audit and Compensation Committees. Within the time period required by the SEC and NASDAQ, we will post any amendment to our Code of Ethics and Business Conduct and any waiver of our Code of Ethics and Business Conduct applicable to our senior financial professionals, executive officers and directors.

SENTIGEN BIOSCIENCES, INC.

      Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and it expects to file additional patent applications on this technology and related matters in the future.

      Research Programs

      GPCRs are the largest family of receptors in humans, and they are involved in a multitude of cellular signaling mechanisms. GPCRs function as important mediators of cellular responses to hormones, neurotransmitters, chemokines and other molecules. In addition, GPCRs are responsible for mediating the senses of smell (olfaction), taste, and vision. GPCRs are membrane proteins with a common structure comprising seven domains that span the cellular membrane. GPCRs bind with natural or synthetically engineered compounds (ligands) on the outside of cells and relay a signal to the cellular interior by stimulating or inhibiting a variety of processes within the cell. Sentigen Biosciences believes that GPCRs represent the most profitable class of targets for pharmaceutical drug discovery because of their role in many cellular signaling mechanisms.

      It is generally accepted that a majority of all prescription drugs on the market interact directly or indirectly with GPCRs. There are approximately two hundred GPCRs for which a natural ligand and physiological function are known and understood. In addition to these two hundred "known" GPCRs, it is believed that there are over one-hundred and fifty non-olfactory GPCRs for which a ligand and/or function is neither known nor understood (orphan GPCRs). Sentigen Biosciences believes that bioassays developed on its Tango Assay System platform offer the potential to monitor receptor activation with better selectivity, sensitivity, and flexibility than other currently-available technologies. Sentigen Biosciences believes that the use of Tango assays to interrogate the two hundred known GPCRs has the potential to identify ligands that may yield drugs that are more effective and specific than drugs currently on the market. Sentigen Biosciences believes that using Tango assays to functionalize orphan GPCRs has the potential to yield a new population of effective drug targets. While Sentigen Biosciences believes that these objectives are attainable based upon laboratory results, there is no assurance that its Assay System will be accepted by commercial customers as a platform that is sufficiently more effective than other commercially available platforms as to mandate changing from their existing assay systems or that the Tango Assay System platform will work effectively against all possible drug targets.

      Sentigen Biosciences is in the process of devoting a portion of its research effort and resources to the development of a novel molecular profiling system, which if successful, the Company will attempt to commercialize. Sentigen Biosciences believes that the ability to profile the cross-reactivity of lead drug compounds against a wide range of GPCRs in the Tango System could result in the generation of selectivity profiles for drug candidates, thereby enabling the identification of more specific drugs with fewer side effects.

      Sentigen Biosciences has not generated any revenues from these activities and while we have met and continue to meet with pharmaceutical and biotechnology companies we have not yet entered into any drug discovery or development agreements nor can any assurance be given that we will be able to do so on terms that are acceptable to us. It should also be noted that substantial amounts of additional financing either directly or through partnerships may be required to fully commercialize the systems and research programs undertaken by us. There is no assurance that such financing can be obtained on reasonable terms.

      Other Applications of our Technology

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

      On July 26, 2004, we were awarded a contract by the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. The contract, entitled "Olfactory Receptor Microarray-Based Sensor for Explosives Detection (ORM-EDS)", will provide Sentigen Biosciences with $1.65 million in research funding through July 2006. We are conducting research for the development of a freestanding sensor for the detection of explosive agents. The sensor is aimed at reproducing the sensitivity, versatility and chemical range of the mammalian nose. We are attempting to isolate, produce and assemble mammalian olfactory receptors into microarrays that would allow the nano-scale monitoring of patterns of olfactory receptor activation resulting from exposure to potentially harmful agents. The contract provides for the reimbursement of research expenditures plus a fixed profit margin. Through December 31, 2004 we have earned revenues of $183,213 under this contract, while incurring total costs of $174,489.

      License Agreements

      Sentigen Biosciences has an exclusive licensing agreement with The Trustees of Columbia University in the City of New York ("Columbia") giving it the right to patent applications in the areas of chemo-sensation and olfaction. The license covers technologies arising from the initial discovery of vertebrate olfactory receptors and pheromone receptors and the identification of the first insect odorant receptors in the laboratory of Dr. Richard Axel at Columbia University.

      This license required us to contribute a minimum of $1,000,000 into Sentigen Biosciences within one year of the date of the agreement (by April
2001) or we must have been involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of a private placement in November 2000 in which we sold 863,834 shares of our common stock at $6.00 per share for aggregate gross proceeds of $5,183,004.

      Another provision of the agreement requires that a minimum of $50,000 per six month period or $100,000 per annual period be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must have been involved in active negotiation to raise $1,000,000 in additional funding. We satisfied this provision through April 2004.

      On May 27, 2004 we entered into a second license agreement with Columbia for the exclusive license to Columbia's rights under patent applications developed jointly by us and Columbia in the area of assaying receptor activity. In consideration of the May 27, 2004 exclusive license agreement, we agreed to the following:

            - We will pay Columbia a royalty totaling 5% of the net sales received by us on any products developed by us and approved by the Food & Drug Administration ("FDA"); and

            - We will also pay to Columbia a royalty totaling 5% of any payments received by us on any products approved by the FDA that were developed pursuant to sublicenses of our rights under the patents.

      We are also obligated to spend the following on the research and development of products under the patents:

            - A minimum of $1,000,000 from May 27, 2004 through December 31, 2005 and

            - A minimum of $100,000 per year for calendar years 2006 through 2010.

For the period from May 27, 2004 through December 31, 2004 we spent approximately $920,000 on the research and development of products under the patents.

      There is no assurance that the technology related to the licensing agreements with Columbia or other technologies involved in the research and development activities of Sentigen Biosciences will prove to be productive. In the event we decide to terminate such activities, there will be associated costs to us, such as payment to employees and expenses related to the closing of our facility at 3960 Broadway, New York, New York. No provisions have been made for such possible further expense.

      Consulting Agreements

      Dr. Richard Axel. On March 29, 2005, Sentigen Biosciences renewed its consulting agreement with Dr. Richard Axel, a professor at Columbia University. Our original agreement with Dr. Axel expired on March 29, 2005. The new agreement with Dr. Axel has a term of five years, unless terminated by either party, before five years.

      Dr. Richard Axel, and his colleague, Dr. Linda Buck, were awarded the 2004 Nobel Prize in Physiology or Medicine for their discoveries of odorant receptors and the organization of the olfactory system. Dr. Richard Axel is a graduate of Columbia College and The Johns Hopkins School of Medicine. In early work, Dr. Axel and his colleagues developed gene transfer techniques that permitted the introduction of virtually any gene into any cell, allowing analysis of gene function in vivo. These experiments in cell transformation led to the isolation and functional analysis of the gene for the T-cell surface protein, CD4, the cellular receptor for HIV.

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

      Dr. Masashi Yanagisawa. In connection with our internal drug discovery program at Sentigen Biosciences, we entered into a consulting agreement with Dr. Masashi Yanagisawa. The agreement provides for a monthly fee of $5,000 and is a month to month agreement, unless cancelled by either party with proper notice. Dr. Yanagisawa is an Investigator at the Howard Hughes Medical Institute at The University of Texas Southwestern Medical Center and is also Professor of Molecular Genetics and holder of the Patrick E. Haggerty Distinguished Chair in Basic Biomedical Science. He received his M.D. and Ph.D. degrees from the University of Tsukuba, Japan, where he worked with Tomoh Masaki. Before moving to Dallas, he was Assistant Professor of Pharmacology at the Kyoto University School of Medicine, Japan. Dr. Yanagisawa is a member of the National Academy of Sciences.

CELL & MOLECULAR TECHNOLOGIES, INC.

      CMT is a Contract Research Organization that specializes in supporting the drug discovery process. CMT provides custom contract research services and High Throughput Screening ("HTS") support services. Through its scientific staff and technology focus, CMT aims to increase the efficiency of the drug discovery process at pharmaceutical, biotechnology, and biomedical research organizations and optimize their investments in new technologies. CMT maintains an internet address at www.cmt-inc.net.

      The majority of CMT's customers are engaged in the drug discovery process. The steps in this process can generally be characterized as: (1) identification of disease targets in the human body, (2) validation of those disease targets, and (3) screening those targets against chemical entities for scientifically significant interactions. CMT believes its customers and the industry are also facing patent expirations, more stringent drug approval standards, and thinning product pipelines. As a result of these factors, CMT believes that the race for new targets, compounds and drug candidates has become more competitive and has increased the demand for additional research talent, laboratory capacity, creative experimental design and tailored products. CMT believes that it provides its customers access to the additional talent, capacity, creativity, products and services which can accelerate their drug discovery programs, optimize their technology investments and gain a competitive advantage.

      CMT provides custom contract research and development services in the following areas:

            -     Molecular and cell biology;

            -     Gene expression and protein biochemistry;

            -     Bio-processing;

            -     HTS support services; and

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

      Molecular and cell biology. CMT offers services to clone, isolate and characterize genes from viral, prokaryotic or eukaryotic organisms. Services in molecular biology include:

            - The construction of custom cDNA libraries and genomic libraries;

            -     Gene cloning and modification;

            -     RNA and DNA isolation and blotting;

            - Copy number determination and genotyping using Real Time Quantitative PCR; and

            -     GLP services.

      In addition, CMT provides expertise in the cloning and expression analysis of target-selected genes. Services in this area allow its customers to specify the vector and cell or tissue source.

      Gene expression and protein biochemistry. The drug discovery community demands an ever increasing amount of recombinant proteins for their HTS programs, as well as biochemical and biophysical studies. CMT helps to meet this demand through the production and purification of recombinant proteins from genetically engineered hosts. CMT offers the expression of recombinant proteins in the following cell types: (1) bacteria, (2) yeast, (3) mammalian cells, (4) insect cells and (5) viruses. CMT also performs expression optimization studies and scale-up process development.

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

      HTS support services. Pharmaceutical and biotechnology companies utilize sophisticated automation and robotics to screen large quantities of cells or proteins very rapidly. Through HTS programs the drug discovery community is able to rapidly screen, identify and develop potential drug candidates for a large number of disease targets. CMT provides whole cells, sub-cellular fractions, and purified proteins for large-scale HTS programs and secondary assays. CMT tests these cells and reagents against the customer's specified, quality control standards to assure performance and reproducibility. The cells and reagents are delivered to customers in the customer-prescribed format (bulk, multi-well plates, multiple aliquots, etc.). Customers receive cells or reagents on a regularly scheduled basis (daily, weekly) and in a format (384, 1536 well or other ultra-high throughput format plates) required for the customer's HTS assays. CMT designs its services to help ease the strain on the customer's internal resources and enable the customer's screening facilities and equipment to maintain higher efficiency and usage times.

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

      During 2002, CMT developed a process for the use of "division-arrested" cells within cell-based assays for drug discovery. This development is intended to enable drug discovery professionals to maintain consistent cell-counts and cell quality within assays despite the increasing density of screening formats and varying screening cycle times. CMT filed a patent application on this process in 2002 and began the process of introducing this service to its customers in late 2003. During the year ended December 31, 2004, four customers were using the technology in certain of their high-throughput screens and one other customer pilot tested the technology. Total revenues for the year ended December 31, 2004 were approximately $430,000. CMT continues to market this service to customers as part of its service offerings; however, we cannot assure you that customers will continue to use the technology or that sales from this technology will grow or be significant in the future.

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

DISCONTINUED OPERATION

      On February 22, 2005 we entered into agreements with Serologicals Corporation and its direct and indirect subsidiaries, Chemicon Specialty Media, Inc. ("Purchaser") and Chemicon International, Inc., pursuant to which CMT sold substantially all of the assets, including the facility on 580 Marshall Street, Phillipsburg, NJ, of its Specialty Media Division (the "Division") to the Purchaser for $6,500,000 in cash. The Division's business consists of:

      (i) the development, manufacture and marketing of high quality cell culture media, sera reagents and other research products including:

                  -     media, sera reagents for the culture of mouse embryos,

                  - Murine Embryonic Stem cells, Primary Mouse Embryo Fibroblast feeder cells and reagents,

                  -     reagents for gene transfer and expression and

                  - standard and custom formulated cell culture media, cell cryopreservation media, enzymatic and non-enzymatic cell dissociation solutions;

      (ii) the identification and development of custom formulated research products and reagents and

      (iii) the manufacture and distribution of the aforementioned products in the research areas of:

                  -     mouse embryo culture media,

                  -     general cell culture and

                  -     custom media manufacturing.

      Pursuant to the Asset Purchase Agreement among the parties, CMT sold substantially all of the assets of the Division for $6,095,000, subject to post-closing working capital adjustments. Of this amount, $500,000 is being held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. Assuming no indemnification obligations of the Company or CMT, $250,000 will be paid to the Company on each of the six month and one year anniversaries of the Asset Purchase Agreement.

      The parties also entered into an Agreement of Sale pursuant to which the Purchaser acquired the Division's facility at 580 Marshall St., Philipsburg, NJ for $405,000 (the "Real Estate Purchase Agreement"). The Purchaser also agreed to retire the outstanding loan in the amount of $243,310 secured by a mortgage on the property pursuant to the terms of the Asset Purchase Agreement.

      The parties also entered into a Transition Services Agreement pursuant to which CMT will provide the Purchaser with certain telecommunication, accounting and document management services until June 30, 2005.

SIGNIFICANT CUSTOMERS

      Sentigen Biosciences

      For the year ended December 31, 2004 Sentigen Biosciences' revenues were primarily attributed to its contract with the Technical Support Working Group
(TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. Through December 31, 2004 we have earned revenues of $183,213 under this contract, while incurring total costs of $174,489.

      Sentigen Biosciences did not earn any revenues during the year ended December 31, 2003. Revenues earned by Sentigen Biosciences during the year ended December 31, 2002 were under grant from the National Institute of Health and totaled $100,003.

      Cell and Molecular Technologies, Inc.

      For the years ended December 31, 2004, 2003 and 2002, Merck & Co., Inc. accounted for approximately 62%, 61% and 58% of CMT's consolidated annual revenues, respectively. For the year ended December 31, 2004 and 2003, Rockefeller University accounted for 10% and 11% of CMT's consolidated annual revenues, respectively. For the year ended December 31, 2002, Rockefeller University did not account for a significant percentage of CMT's consolidated annual revenues. We believe that these customers will continue to account for a significant percentage of CMT's revenues in the 2005 and 2006 fiscal years. We cannot assure you, however, that these customers will continue to generate significant revenues and the loss of any of these customers, or any other customers, could have a material adverse effect on our business.

      The majority of the revenues from Merck & Co., Inc. are generated under one annual contract with CMT for HTS support services. The contract provided for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support Merck & Co.'s HTS program. The contract also provided for a credit against other services (in addition to the base contract value) performed for the customer in 2005 should actual deliveries during 2004 fall below the fixed number of deliveries provided for in the contract. During 2004 the number of actual deliveries provided to Merck & Co., Inc. were less than the fixed number of deliveries provided for in the contract; accordingly, the credit against services performed in 2005 is valued at $14,045 and is accounted for as unearned revenue on our consolidated balance sheet as of December 31, 2004.

      On March 14, 2005, Merck & Co., Inc. renewed its contract with CMT for a term of one year, ending on December 31, 2005. The new contract contains substantially similar terms as the 2004 contract, with the exception that additional deliveries over the fixed number of deliveries provided for in the contract will be billed at the rate of $1,000 per delivery.

SALES AND MARKETING

      Sentigen Biosciences

      Sentigen Biosciences has been primarily focused on research and development, and has attended various scientific and industry conferences and met with leading pharmaceutical, biotechnology and agricultural companies in an effort to raise awareness of its technologies among constituents in those communities. Sentigen Biosciences intends to seek strategic discovery and development partnerships around key molecular targets with biotechnology, pharmaceutical and other life sciences research institutions. Sentigen Biosciences has not generated any revenues from these activities and while we have met and continue to meet with these institutions we have not yet entered into any drug discovery or development agreements nor can any assurance be given that we will be able to do so on terms that are acceptable to us.

      Cell and Molecular Technologies, Inc.

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

      The sales and marketing activities of CMT consist primarily of the following:

            - Advertisements in trade magazines, newsletters, scientific journals and the general press;

            - Meetings and consultations with research executives at pharmaceutical, biotechnology and other companies engaged in the drug discovery process; and

            - Exhibitions and speaking engagements at industry trade-shows and conventions.

SUPPLIERS

      Sentigen Biosciences

      The research and development operations of Sentigen Biosciences including purchasing are conducted at the 3960 Broadway, New York, New York location. In general, we purchase raw materials and supplies on the open market. We are able to obtain substantially all of such materials from a number of sources so that the loss of any one source of supply would not have a material adverse effect on us.

      Cell and Molecular Technologies, Inc.

      The contract research and development operations of CMT including purchasing are conducted at the 445 Marshall Street, Phillipsburg, New Jersey location. In general, we purchase raw materials and supplies on the open market. We are able to obtain substantially all of such materials from a number of sources so that the loss of any one source of supply would not have a material adverse effect on us.

COMPETITION

      Sentigen Biosciences

      Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences' future competitive position depends on its ability to develop a platform that will be sufficiently more cost-effective and technically advantageous than other currently available technologies. While Sentigen Biosciences believes that its approach is unique and will provide a superior technological solution, there are several other platforms that have been developed and are being used in the pharmaceutical and biotechnology industries. These other platforms are in direct competition with or could replace our technologies and there could possibly be additional such platforms under development elsewhere. There is no assurance that The Tango Assay System will be accepted by commercial customers as a platform that is sufficiently more effective than other commercially available platforms as to mandate changing from their existing assay systems or that The Tango Assay System platform will work effectively against all possible drug targets. Sentigen Biosciences has not yet determined the size of the market for its platform or the prices at which it could be marketed. In addition, as Sentigen Biosciences has not yet entered into any discovery or development agreements with biotechnology, pharmaceutical or other life science institutions, it is unable to accurately assess the market for its Assay System.

      Further, Sentigen Biosciences is in the process of devoting a portion of its effort and resources to the development of a novel molecular profiling system which, if successful the company will attempt to commercialize. We are aware of several other molecular profiling systems targeting panels of GPCRs that are currently on the market. While we believe that a cell-based assay for molecular profiling based on the Tango platform offers several advantages when compared to the biochemical receptor binding assays for molecular profiling that are currently offered by competitors, no assurance can be given that our profiling system, if successfully developed, will be accepted by commercial customers in place of the technologies currently on the market. In addition, Sentigen Biosciences is unable, at this time, to reliably assess the market for this platform or the prices at which Sentigen Biosciences could charge for the system.

      Cell and Molecular Technologies, Inc.

      Generally, CMT competes with a combination of national and regional entities ranging from large companies engaging in contract research and development to companies specializing in one particular aspect of research and development. Some of these companies have captured a significant, and in certain cases controlling, share of the market.

      Many competitors have achieved significant national, regional and local name recognition. These competitors also engage in frequent and extensive advertising and promotional programs, both generally and in response to efforts by other competitors entering the market or existing competitors introducing new service offerings. Many of these companies have substantially greater financial, technical, marketing, personnel and other resources than CMT.

      CMT believes that entry barriers to these markets are significant because of the high costs of specialized equipment, the need to recruit highly trained professional scientific staff with industrial and academic experience, and the need to offer a wide range of services and expertise. CMT's ability to compete successfully in the industry is affected by these and other factors, including without limitation price of services, ease of use, reliability, customer support, geographic coverage and industrial and general economic trends. In addition, research and development services involve customers dependent upon government grants and other institutional funding.

      Although no assurances can be given, CMT believes that it can continue to compete effectively based on its ability to provide its customers with contract research and development services for early stage/pre-clinical research and development in the pharmaceutical and biotechnology industries. Contract research services have for the most part focused on delivering routine technology at low cost. In contrast, CMT offers, in addition to the full range of research and development services, complete experimental design and consultation throughout the performance of its services.

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

            - Specialty Research and Development. Services performed in this market tend to be technical and/or disease target focused. These services can lead to new and more complex projects and have the opportunity to grow significantly in scope. The identification, validation and supply of biological targets for HTS programs is a rapidly growing segment of the specialty research and development business.

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

GOVERNMENT REGULATION

      We are subject to many laws and governmental regulations and changes in these laws and regulations and changes in interpretation by government agencies and courts occur frequently.

      Environmental Regulation. Our operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment. These laws govern, among other things, emissions to air, discharges to ground, surface water and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require companies to obtain permits for these emissions and discharges. Failure to comply with environmental laws, or to obtain, or comply with, the necessary state and federal permits, can subject us to substantial civil and criminal penalties.

      Sentigen Biosciences and CMT operate laboratory facilities. Although we believe that these facilities are in substantial compliance with all applicable material environmental laws, it is possible that there are material environmental liabilities of which we are unaware. If the costs of compliance with the various existing or future environmental laws and regulations, including any penalties that may be assessed for failure to obtain necessary permits, exceed our budgets for these items, our business operations and financial position could be materially adversely affected. In addition, liability to third parties could have a material adverse effect on our business operations and financial position. For the years ended December 31, 2004, 2003 and 2002, we did not make any material expenditures with respect to such matters.

      Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous substances at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. For the years ended December 31, 2004, 2003 and 2002, we did not make any material expenditures with respect to such matters.

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

      Other Regulations. In addition to the foregoing, we may be subject to various other federal, state and local regulatory and licensing requirements as the same are promulgated from time to time by the Environmental Protection Agency, Food and Drug Administration, Nuclear Regulatory Commission, the New Jersey Department of Environmental Protection and other federal, state and local regulatory agencies. Failure by us to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We have from time to time, made, and will continue to make, capital and other expenditures necessary to monitor and to comply with any applicable regulations. For the years ended December 31, 2004, 2003 and 2002, expenditures with respect to such matters was not material.

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

      We utilize certain proprietary information in connection with our research and development operations, and the provision of our services, including processes with respect to gene expression systems and screening assays. We rely on customary principles of "work-for-hire" as well as technical measures to establish and protect the ideas, concepts, and documentation of proprietary technology and know-how and, in certain instances, have entered into non-disclosure agreements with certain customers, prospects, consultants and employees. Such methods, however, may not afford us complete protection, and we cannot assure you that third parties will not independently develop such know-how or obtain access to such know-how, ideas, concepts, and documentation.

      It is expected that in the future we will need and attempt to obtain licenses for patents and/or proprietary information from others to be utilized in our operations. In connection with obtaining these licenses, appropriate contractual arrangements, involving some form of payment from us, may well have to be entered into. Although we believe that our technologies developed as a result of our research programs and techniques employed in our service offerings have been developed independently, we cannot assure you that the technologies developed as a result of our research programs and techniques employed in our service offerings do not and will not infringe on the rights of others or that third parties will not assert infringement claims against us in the future. In the case of infringement, we would, under certain circumstances, be required to modify our operations or obtain a license. We cannot assure you that we will have the financial or other resources necessary to successfully defend a patent infringement or other proprietary rights infringement action or that we could modify our operations or obtain a license if we were required to do so. Failure to do any of the foregoing could have a material adverse effect on our business. If our services or technologies are deemed to infringe upon the rights of others, we could be liable for damages, which could have a material adverse effect on us.

      Sentigen Biosciences

      During 2004, we applied to the United States Patent and Trademark Office for a trademark on the Tango Assay System. Sentigen Biosciences also filed several U.S. provisional applications on its proprietary technology, and plans to file additional provisional and utility applications in the United States. Sentigen Biosciences also plans to file additional patent applications in other countries, that are seen as relevant markets for the commercialization of its technology.

      Cell & Molecular Technologies, Inc.

      CMT has applied for a U.S. patent, in 2002, and has filed an international, or PCT application, in 2003 on a process for the use of "division-arrested" cells within cell-based assays for drug discovery. This development is intended to enable drug discovery professionals to maintain consistent cell-counts and cell quality within assays despite the increasing density of screening formats and varying screening cycle times.

      We believe that our technologies and service offerings at both Sentigen Biosciences and CMT have been independently developed and do not infringe on the rights of others. However, we are aware of patents and pending patent applications which may issue as patents that are drawn to the same field as our technologies and service offerings. We cannot assure you that our technology and service offerings do not and will not, in the future, infringe upon the rights of third parties.

EMPLOYEES

      As of December 31, 2004, we had 48 full-time and 7 part-time employees. These employees were engaged as follows:

            -     16 in contract research and development services;

            -     14 in research and development;

            - 12 in the Specialty Media Division (discontinued operation as of February 22, 2005);

            -     9 in administration, information technology and accounting

            -     3 in executive positions;

            -     1 in sales and marketing.

      None of our employees are covered by collective bargaining agreements. We believe that we have good relationships with our employees.

RISK FACTORS

      You should carefully consider the following risks, together with other matters described in this Form 10-K in evaluating our business and prospects. If any of the following risks occurs, our business, financial position or results of operations could be harmed. In such case, the trading price of our common stock could decline. The risks described below are not the only ones faced by us. Additional risks not presently known or that are currently deemed immaterial by us may also impair business operations. Certain statements in this Form 10-K (including certain of the following factors) constitute forward-looking statements. Please refer to the section entitled "Forward-Looking Statements" on page 2 of this Form 10-K.

WE HAVE A HISTORY OF CONSOLIDATED NET LOSSES. WE EXPECT TO CONTINUE TO INCUR CONSOLIDATED NET LOSSES, AND WE MAY NOT ACHIEVE PROFITABILITY ON A CONSOLIDATED BASIS.

      We have incurred consolidated net losses for each of the last three years and our accumulated deficit as of December 31, 2004 was $4,043,443. We expect to continue to incur substantial consolidated net losses in future periods. Our consolidated net losses have resulted primarily from the significant expenditures we have made on our research and development programs at Sentigen Biosciences. We expect to increase our spending as we continue to expand our research and development programs. As a result, we will need to generate significant revenue and profitability growth from CMT to pay these costs and achieve profitability. We cannot be certain whether or when we will become profitable. In addition, should CMT's revenues and profitability deteriorate in the future our consolidated net losses could also increase substantially.

A SUBSTANTIAL PORTION OF OUR REVENUES HAVE BEEN DERIVED FROM A LIMITED NUMBER OF CUSTOMERS.

      We have one customer who accounted for approximately 62%, 61% and 58% of our consolidated annual revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease or loss of business from this customer could have a material and adverse effect on our business, financial position and results of operations. We do not have long-term contracts with this customer. We believe that this customer will continue to account for a significant portion of consolidated revenues in the 2005 and 2006 fiscal years. We cannot assure you, however, that this customer will continue to generate significant revenues and the decrease or loss of business from this customer, or any other significant customers could have a material and adverse effect on our business, financial position and results of operations.

A SUBSTANTIAL PORTION OF OUR WORKING CAPITAL IS USED TO FUND THE OPERATIONS OF SENTIGEN BIOSCIENCES WHICH MAY OR MAY NOT RESULT IN THE DEVELOPMENT OF COMMERCIALLY VIABLE PRODUCTS OR SERVICES.

      A substantial portion of our working capital is used to fund the operations of Sentigen Biosciences, one of our wholly-owned subsidiaries. Sentigen Biosciences has focused its efforts entirely on research and development since its inception in February 2000. Sentigen Biosciences has not yet developed any products or services, has not generated substantial revenues and has a limited operating history on which to base a meaningful evaluation of its business or prospects. There is no assurance that Sentigen Biosciences will develop any products or services and, if such products or services are developed, that they will be commercially viable, especially in light of the competition in the industry in which Sentigen Biosciences operates.

WE MAY NEED TO RAISE MORE CAPITAL TO FUND SENTIGEN BIOSCIENCES' EXPANDING RESEARCH AND DEVELOPMENT PROGRAMS AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL FINANCING WHEN NEEDED.

      We may need to raise more capital to fund Sentigen Biosciences' expanding research and development programs and to fully develop commercially viable products or services. We cannot assure you that we will be able to obtain additional financing when needed and on acceptable terms, if at all. It is possible that any such financing may be dilutive to our current stockholders and the terms of any debt financing may contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of our future business prospects, as well as conditions prevailing in the capital markets. Our business, financial position and results of operations will be materially and adversely affected if we cannot raise additional capital when needed.

REVENUES ARE DEPENDENT ON THE CONTINUED RESEARCH NEEDS OF COMPANIES IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES.

      We are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. Additionally, products and services under development by us will also be highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. Accordingly, our business, financial position and results of operations could be materially and adversely affected by general economic downturns in these industries and other factors resulting in a decrease in research and development expenditures in the pharmaceutical and biotechnology industries. Furthermore, we have benefited from the increasing trend among pharmaceutical and biotechnology companies to hire outside organizations to conduct both small and large research projects. This "outsourcing" practice has grown substantially over the past several years and we believe that because of our multiple biologically based capabilities, we are potentially well positioned to continue to take advantage of this trend. If this trend in outsourcing were to change and companies in these industries reduced their tendency to outsource their projects, our business, financial position and results of operations could be materially and adversely affected.

WE FACE INTENSE COMPETITION IN THE CONTRACT RESEARCH INDUSTRY.

      The contract research industry is highly fragmented, with national and regional companies ranging from large, full-service companies engaging in contract research and development or reagent services to small, limited-service companies which specialize in one particular aspect of research and development or media production. Contract research companies compete on the basis of various factors, including:

   -  reputation for on-time quality performance;

   -  expertise and experience in specific therapeutic areas;

   -  scope of service offerings and how well such services are integrated;

   -  strengths in various geographic markets;

   -  price;

   -  technological expertise and efficient drug development processes;

   - the ability to acquire, process, analyze and report data in a timesaving and accurate manner; and

   -  expertise and experience in health economics.

      Many of our competitors have achieved significant national, regional and local brand name and product recognition and engaged in frequent and extensive advertising and promotional programs. Many of these competitors have substantially greater financial, technical, marketing, personnel and other resources than us. Furthermore, the contract research industry has begun recently to attract attention from the investment community. This could lead to increased competition for such additional sources of financing among the contract research companies. While we believe that we can compete effectively, we cannot assure you that we will be able to do so in the future.

DRUG DISCOVERY AND DEVELOPMENT IS AN INTENSELY COMPETITIVE BUSINESS THAT COULD RENDER OUR TECHNOLOGIES OBSOLETE OR NONCOMPETITIVE.

      Sentigen Biosciences has initially targeted its Tango Assay System to address the functionalization of GPCRs in pharmaceutical drug discovery and development. We believe that GPCRs are an important target class for drug discovery efforts and that most pharmaceutical, some biotechnology and other drug discovery organizations have internal programs focused on GPCRs. Another entity could have, or could develop, an assay technology for GPCRs to discover and develop drug leads or drug candidates more effectively, more efficiently or at a lower cost than our technology. Sentigen Biosciences' future competitive position depends on its ability to develop a platform that will be sufficiently more cost-effective and technically advantageous than other currently available technologies. While Sentigen Biosciences believes that its approach is unique and will provide a superior technological solution, there are several other platforms that have been developed and are being used in the pharmaceutical and biotechnology industries. These other platforms are in direct competition with or could replace our technologies and there could possibly be additional such platforms under development elsewhere. There is no assurance that The Tango Assay System will be accepted by commercial customers as a platform that is sufficiently more effective than other commercially available platforms as to mandate changing from their existing assay systems or that The Tango Assay System platform will work effectively against all possible drug targets. Sentigen Biosciences has not yet determined the size of the market for its platform or the prices at which it could be marketed. In addition, as Sentigen Biosciences has not yet entered into any discovery or development agreements with biotechnology, pharmaceutical or other life science institutions, it is unable to accurately assess the market for its Assay System.

      We are also in the process of devoting a portion of Sentigen Biosciences' effort and resources to the development of a novel molecular profiling system which, if successful, we will attempt to commercialize. We are aware of several other molecular profiling systems targeting panels of GPCRs that are currently on the market. No assurance can be given that our profiling system, if successfully developed, will be accepted by commercial customers in place of the technologies currently on the market. In addition, we are unable at this time to reliably assess the market for this platform or the prices at which Sentigen Biosciences could charge for the system.

WE PROVIDE OUR SERVICES ON A FEE-FOR-SERVICES BASIS AND THEREFORE WE BEAR THE RISK THAT THE COSTS INCURRED PROVIDING SUCH SERVICES WILL EXCEED THE FEES CHARGED FOR SUCH SERVICES.

      Our contracts are on a fee-for-service basis, providing for payments only after certain research milestones have been reached. We do not receive residual or royalty payments for future discoveries or uses involving the materials or services provided to our customers. For the years ended December 31, 2004 and 2003, these fee-for-service contracts accounted for 97% and 100% of our consolidated annual revenues, respectively. Since contracts are fee-for-service, we bear the risk that the costs to perform such services will be more than the corresponding fees that are charged for such services. Most of the contracts, including those with governmental agencies, are terminable by the client immediately or upon notice for a variety of reasons. Although the contracts often require payment to us for expenses to terminate the project and fees earned by us to date and, in some cases, a termination fee, the loss of one or more large contracts could have a material and adverse effect on our business, financial position and results of operations.

IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP AND MARKET POTENTIAL NEW PRODUCTS AND SERVICES, OUR GROWTH COULD BE ADVERSELY AFFECTED.

      A key element of our growth strategy is the successful development and marketing of new products and services, which complement or expand our existing businesses or research programs. If we are unable to develop new services or products and attract a customer base for those newly developed services or products, we will not be able to implement our growth strategy, and our future business, results of operations and financial position could be materially and adversely affected.

THE UNAUTHORIZED USE OF OUR PROPRIETARY INFORMATION MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

      We utilize certain proprietary information in connection with our research and development operations and the provision of our services, including processes to "division arrest" cells, gene expression systems and screening assays. To protect proprietary information, we rely on the customary principles of "work-for-hire" and have entered into non-disclosure agreements with certain employees, prospects, consultants and customers; however, these agreements can be breached, and if they are, there may not be an adequate remedy available to us. In addition, we have filed patent applications in the U.S. and other countries covering aspects of our proprietary information; however, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of these patents, if granted, will be sufficiently broad to offer meaningful protection. Further, third parties can make, use and sell products in any country in which we have not filed for or do not have patent protection. In addition, our patents, if issued, could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. If third parties infringe on any patents which do issue to us, our business, operations and financial position may be adversely affected.

DEFENDING AGAINST CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD BE EXPENSIVE, COULD DISRUPT OUR BUSINESS OPERATIONS OR MATERIALLY ADVERSELY EFFECT OUR FINANCIAL POSITION.

      We believe our technology and service offerings have been independently developed and do not infringe upon the proprietary rights of others; however, we are aware of patents and pending patent applications which may issue as patents that are drawn to the same field as our technology and service offerings. We cannot assure you that our technology and service offerings do not, and will not in the future, infringe upon the rights of third parties. We may be a party to legal proceedings and claims relating to the proprietary information of others from time to time in the ordinary course of business. We may incur substantial expense in defending against these third-party infringement claims, regardless of their merit. A successful claim might subject us to substantial monetary liability and might require us to modify products or services, or obtain a license. We may not have sufficient financial or other resources necessary to successfully defend a patent infringement or other proprietary rights action. We cannot assure you that we could modify our technologies, products or services, or obtain a license in the event of an adverse judgment.

DUE TO EXPECTED FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, YOU SHOULD NOT RELY ON THE RESULTS OF ANY SINGLE QUARTER AS BEING INDICATIVE OF FUTURE RESULTS.

      Our quarterly operating results are subject to volatility due to a variety of factors. These factors include, but are not limited to:

   -  our ability to introduce new services and products successfully;

   -  market acceptance of existing or new services, products and prices;

   - changes in customer research budgets which are influenced by the timing of their research and commercialization efforts and their receipt of government grants;

   -  commencement, completion or cancellation of large contracts;

   -  progress of ongoing contracts;

   - the ability to consistently fill CMT's services pipeline with profitable contracts;

   - our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues.

      Since a large percentage of our operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect quarterly results. Comparisons of our quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, fluctuations in quarterly results could affect the market price of our common stock in a manner unrelated to our long term operating performance.

THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES ARE SUBJECT TO STRICT ENVIRONMENTAL REGULATIONS.

      Our operations are subject to evolving federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations require that permits be obtained by us. Although we believe that we are in substantial compliance with all applicable material environmental laws, it is possible that there are material environmental liabilities of which we are unaware. If the costs of compliance with the various existing or future environmental laws and regulations, including any penalties which may be assessed for failure to obtain the necessary permits, exceed our budgets for such items, our business, operations and financial position could be materially and adversely affected. We may also be required to expend substantial sums for damages and cleanup costs due to its disposal of hazardous waste.

WE MAY BE FACED WITH POTENTIAL LIABILITY FOR INJURIES RESULTING FROM OUR
PRODUCTS.

      We may be exposed to product liability claims as a result of the sale of our products. Although we have obtained product liability insurance in the aggregate amount of $2.0 million ($1.0 million per occurrence), and an umbrella policy that provides a $10.0 million coverage (per occurrence or aggregate), we cannot assure you that such insurance will fully cover any claims made by customers against us. If a successful suit were brought against us, unavailability or insufficiency of insurance coverage could have a material and adverse effect on our business, operations and financial position. Moreover, any adverse publicity arising from claims made against us, even if such claims were unsubstantiated and unsuccessful, could adversely affect our reputation and sales.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF SEVERAL KEY MANAGEMENT, TECHNICAL EMPLOYEES OR CONSULTANTS, OUR OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

      Our success substantially depends on the performance, contributions and expertise of our senior management team, including, Joseph K. Pagano, Chairman of the Board, President and Chief Executive Officer, Ronald C. Newbold, Executive Vice President of Commercial Operations, Thomas Livelli, President and Chief Executive Officer of Cell & Molecular Technologies, Inc. and Kevin J. Lee, PhD, Vice President of Research of Sentigen Biosciences as well as our scientific consultant, Dr. Richard Axel. The departure of any of these persons or other executives, consultants or employees could have a material adverse effect on us. Our performance also depends on our ability to attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for contract sales services. If we are unable to attract and retain qualified personnel, our business, results of operations or financial position could be materially adversely affected.

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS AND YOU MAY NOT BE ABLE TO INFLUENCE THE OUTCOME OF IMPORTANT MATTERS INVOLVING US.

      Executive officers and directors will have the power to, in the aggregate, direct the vote of approximately 40% of our common stock; therefore, these persons may have the power to exert substantial influence over our business policies and affairs and substantially affect the outcome of any matter submitted to a vote of our stockholders, including the election of directors as well as mergers, sales of substantially all of our assets and other changes in control.

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE AND THERE IS CURRENTLY ONLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

      The market price of our common stock has been highly volatile and may continue to be volatile in the future. As a result of our stock price volatility, it is difficult to determine our true market value. Additionally, in 2004, the average daily trading volume in our common stock was less than 2,000 shares. The lack of an active trading market could adversely affect the price of our common stock and your ability to sell shares of our common stock.

POSSIBLE ADDITIONAL ISSUANCES WILL CAUSE DILUTION.

      As of December 31, 2004 we have 7,470,692 shares of common stock outstanding. In addition, options to purchase an aggregate of 1,415,221 shares of common stock and warrants to purchase an aggregate of 44,810 shares of our common stock are also outstanding. We are authorized to issue up to 20,000,000 shares and are therefore able to issue additional shares without being required to obtain stockholder approval. Thus, investors in our common stock could find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our outstanding common stock.

WE CURRENTLY DO NOT INTEND TO PAY CASH DIVIDENDS ON OUR SHARES.

      We have never declared or paid any cash dividends on our common stock, nor do we plan on doing so in the future. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend upon our earnings, capital requirements and financial condition as well as other relevant factors. We currently intend to retain all earnings, if any, to finance our potential growth and the development of our business. Furthermore, our ability to declare or pay dividends may be limited in the future by the terms of any then-existing credit facilities, which may contain covenants that restrict the payment of cash dividends.

IF WE DO NOT EFFECTIVELY MANAGE POTENTIAL GROWTH WE MAY EXPERIENCE IN THE FUTURE, OUR OPERATIONS COULD BE DISRUPTED OR OUR FINANCIAL CONDITION COULD BE IMPAIRED.

      The potential growth of our business could place a significant strain on management systems and resources and may require us to implement new operating and financial systems, procedures and controls. The failure to manage any growth and expansion that may result in the future could adversely affect our business, results of operations and financial position.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER OF THE COMPANY.

      Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in management that a stockholder might consider favorable. These provisions include, among others:

      - the right of the board to elect a director to fill a space created by the expansion of the board;

      -     the ability of the board to alter our bylaws; and

      - the ability of the board to issue a series of preferred stock without stockholder approval.

ITEM 2. PROPERTIES

      Our executive offices are located at 445 Marshall Street, Phillipsburg, New Jersey. We lease the following properties:

 COMPANY                            PURPOSE AND TERMS
-----------                         -----------------
CMT            In November 2001, CMT signed a 44-month lease for approximately
               11,000 square feet of laboratory and office/warehouse space at
               445 Marshall Street, Phillipsburg, New Jersey. This facility accommodates the respective service groups within CMT as well as our executive office. Rental expense totaled $160,092 for the year ended December 31, 2004.

               In March 2001, CMT signed a 3-year lease for approximately 3,000 square feet of laboratory space at 418 Industrial Drive, North
               Wales, Pennsylvania. This space accommodates the HTS support services group. Rental expense totaled $18,000 for the year ended
               December 31, 2004. CMT is currently on a month to month lease for the 418 Industrial Drive location. In February 2003, CMT signed a
               3-year lease to expand this location by an additional 3,000 square feet in a connected space at 422 Industrial Drive, North
               Wales, Pennsylvania. Rental expense for this area totaled $18,000 for the year ended December 31, 2004.

Sentigen       In May 2000, Sentigen Biosciences leased approximately 2,000
Biosciences    square feet of laboratory space at 3960 Broadway, New York, New
               York. In October 2004, we signed a one-year extension on this location. In October 2004 we expanded this location by an
               additional 700 square feet. Rental expense for the 3960 Broadway location totaled $82,161 for the year ended December 31, 2004.

Sentigen       We lease approximately 980 square feet of administrative office
Holding        space for use by our Board of Directors and Executive Officers at
Corp.          434 East Cooper Street, Aspen, Colorado. This lease expires on
               April 30, 2005. Rental expense totaled $39,450 for the year ended
               December 31, 2004.

               We utilize, but do not lease, a hotel suite in midtown, New York
               City for occupancy by senior company personnel and for meetings with consultants, advisors, potential investors, directors, etc.
               The hotel suite is in lieu of a Company apartment or midtown office facilities. The total occupancy cost of this facility totaled $71,995 for the year ended December 31, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on The NASDAQ SmallCap Market under the symbol SGHL. The following table sets forth the high and low bid prices for our common stock as reported by The NASDAQ SmallCap Market.

                              HIGH ($)     LOW ($)
                             ---------    ---------
2003
     First quarter           $  5.7500    $  4.7300
     Second quarter             5.0700       3.8500
     Third quarter              4.8300       4.6000
     Fourth quarter             5.9600       4.4600

2004
     First quarter           $ 11.6500    $  5.6500
     Second quarter            10.0000       6.2500
     Third quarter              8.6700       6.0000
     Fourth quarter             9.0000       6.0000

2005
     First quarter           $  7.1000    $  5.5000
     (through March 30,
     2005)

      On March 30, 2005, the last sale price for our common stock was $5.00, as reported by The NASDAQ SmallCap Market. As of March 30, 2005, we had 7,471,692 shares of our common stock outstanding and there were approximately 340 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as a single stockholder.

DIVIDEND POLICY

      To date, we have not declared or paid any cash dividends on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future. We intend to retain all earnings, if any, to finance the continued development of our business. Payments of any future cash dividends on our common stock is at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors deem relevant.

RECENT SALES OF UNREGISTERED SHARES

      None.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the selected balance sheet data as of December 31, 2004 and 2003 have been derived from our audited consolidated financial statements and accompanying notes that are included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 2001 and 2000 and the selected balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from our audited financial statements and accompanying notes which are not included within this Form 10-K.

      The statement of operations data and the balance sheet data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 present the results of the Specialty Media Division as discontinued operations. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------------------
                                       2004              2003              2002              2001              2000
                                   ------------      ------------      ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA:

Total revenues                     $  6,315,053      $  6,076,502      $  4,555,242      $  3,905,549      $  3,025,071
                                   ------------      ------------      ------------      ------------      ------------

Income after direct costs          $  4,025,871      $  4,206,733      $  3,094,612      $  2,462,402      $  1,875,845

Operating expenses                    6,884,783         5,863,668         4,608,243         4,226,165         2,569,204
                                   ------------      ------------      ------------      ------------      ------------

Operating loss                       (2,858,912)       (1,656,935)       (1,513,631)       (1,763,763)         (693,359)

Interest income,
  net of interest expense               179,849            35,567           262,341           533,750           218,899

Provision for income taxes               87,776            63,699            59,383            59,742            46,276
                                   ------------      ------------      ------------      ------------      ------------

Loss from
  continuing operations              (2,766,839)       (1,685,067)       (1,310,673)       (1,289,755)         (520,736)

Income from discontinued
  operations, net of tax              1,052,319           811,879           788,642           642,166           394,021
                                   ------------      ------------      ------------      ------------      ------------

Net loss                           $ (1,714,520)     $   (873,188)     $   (522,031)     $   (647,589)     $   (126,715)
                                   ============      ============      ============      ============      ============
Basic and diluted loss per
  share of common stock from
    continuing operations          $      (0.37)     $      (0.23)     $      (0.18)     $      (0.18)     $      (0.08)
                                   ============      ============      ============      ============      ============

Basic and diluted income per
  share of common stock from
    discontinued operation         $       0.14      $       0.11      $       0.11      $       0.09      $       0.06
                                   ============      ============      ============      ============      ============

Basic and diluted net loss
  per share of common stock        $      (0.23)     $      (0.12)     $      (0.07)     $      (0.09)     $      (0.02)
                                   ============      ============      ============      ============      ============

Balance Sheet Data:

Working capital                    $  9,569,381      $ 10,289,207      $  9,999,074      $ 10,062,565      $  5,569,260
                                   ------------      ------------      ------------      ------------      ------------
Total assets                       $ 13,388,743      $ 13,123,379      $ 13,148,435      $ 12,862,944      $ 13,419,909
                                   ------------      ------------      ------------      ------------      ------------
Long term debt                     $    784,495      $    551,872      $    788,260      $    662,519      $    375,372
                                   ------------      ------------      ------------      ------------      ------------
Stockholders' equity               $ 10,062,952      $ 10,931,194      $ 10,870,489      $ 10,950,382      $ 11,351,799
                                   ------------      ------------      ------------      ------------      ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

      We are a biotechnology company conducting business through two-wholly owned operating subsidiaries, Sentigen Biosciences and CMT. Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. CMT provides contract research and development services to companies engaged in the drug discovery process.

      At CMT, we are expending time and resources to broaden our customer base and our service offerings to the drug discovery community. At Sentigen Biosciences, we are spending our time and resources to execute the development and commercialization of the Tango Assay System. Sentigen Biosciences is in the process of devoting a portion of its research effort and resources to the development of a novel molecular profiling system, which if successful, the Company will attempt to commercialize. Sentigen Biosciences believes that the ability to profile the cross-reactivity of lead drug compounds against a wide range of GPCRs in the Tango System could result in the generation of selectivity profiles for drug candidates, thereby enabling the identification of more specific drugs with fewer side effects.

      The earnings to date generated from our base business at CMT have provided us, in part, with the financial resources to execute our research program at Sentigen Biosciences. Our continued success in these efforts depends on CMT's ability to broaden its customer base and expand its portfolio of services to the drug discovery community. To this end, the management team at CMT has spent its time developing its business through trade conferences, exhibition and project collaborations that demonstrate CMT's sophisticated service platform and research products to companies engaged in the drug discovery process.

      On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million in cash to Serologicals Corporation. Accordingly, the assets and liabilities of Specialty Media have been accounted for as assets and liabilities held for sale in our consolidated balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations, net of tax in our consolidated statements of operation.

      Sentigen Biosciences has been primarily focused on research and development, and has participated in various scientific and industry conferences and met with leading pharmaceutical, biotechnology and agricultural companies in an effort to raise awareness of its technologies among constituents in those communities. Sentigen Biosciences intends to seek strategic discovery and development partnerships around key molecular targets with biotechnology, pharmaceutical and other life sciences research institutions. Sentigen Biosciences has not generated any revenues from these activities and while we have met and continue to meet with these institutions we have not yet entered into any drug discovery or development agreements nor can any assurance be given that we will be able to do so on terms that are acceptable to us.

      Substantial amounts of additional financing either directly or through partnerships may be required to fully commercialize the systems and research programs undertaken by us. There is no assurance that such financing can be obtained on reasonable terms.

CRITICAL ACCOUNTING POLICIES

      Sentigen Biosciences

      The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences operations, since its inception in February 2000, consist entirely of research and development. Research and development costs are expensed as such costs are incurred.

      On July 26, 2004, we were awarded a contract by the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. The contract, entitled "Olfactory Receptor Microarray-Based Sensor for Explosives Detection (ORM-EDS)", will provide Sentigen Biosciences with $1.65 million in research funding through July 2006. We are conducting research for the development of a freestanding sensor for the detection of explosive agents. The sensor is aimed at reproducing the sensitivity, versatility and chemical range of the mammalian nose. We are attempting to isolate, produce and assemble mammalian olfactory receptors into microarrays that would allow the nano-scale monitoring of patterns of olfactory receptor activation resulting from exposure to potentially harmful agents. The contract provides for the reimbursement of research expenditures plus a fixed profit margin. Through December 31, 2004 we have earned revenues of $183,213 under this contract, while incurring total costs of $174,489.

      On August 19, 2002, Sentigen Biosciences was awarded a Federal Phase I Grant in the amount of $100,003 from the National Institute of Health. The term of the grant was from September 1, 2002 through February 28, 2003. The grant provided for the direct costs of a specific project within Sentigen Biosciences overall research program (budgeted in the grant for $75,000) as well as an allocation for the facilities and administrative costs of Sentigen Biosciences related to the project (budgeted in the grant at $25,003). Sentigen Biosciences completed the research project covered under the grant and all funds were received from the National Institute of Health as of December 31, 2002. The receipt of funds under the grant were accounted for as revenue, the direct costs of the project were accounted for as direct costs and the related facilities and administrative costs were shown as operating expenses in our consolidated statements of operations.

      Cell & Molecular Technologies, Inc.

      Revenue, income after direct costs (also referred to as "gross margin on revenues" or "gross margin") and net income are used to measure and evaluate the financial results of CMT.

      Revenue Recognition. CMT's services are performed on a fee-for-service, fixed contract basis that provide for payments after specific research milestones are achieved. Revenues for fixed price contracts with a term of less than 12 months are recognized when specific research milestones are achieved. Work-in-process, representing time and costs incurred on projects in process in excess of amounts billed to customers, are recorded as "Unbilled services" on our consolidated balance sheets. Unearned revenue represents amounts billed in excess of costs incurred and are recorded as liabilities on our consolidated balance sheets.

      Direct Costs. The major classes of direct costs for CMT are as follows:
(1) costs incurred for direct materials used in the services performed under research contracts, (2) an allocation of the compensation costs for the time incurred on such contracts by scientists, (3) an allocation of indirect materials costs for general laboratory expenses incurred for the benefit of all contracts in process and (4) an allocation of certain general and administrative expenses incurred by CMT.

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

      Allowance for doubtful accounts. Our consolidated balance sheet includes a reserve against receivables for estimated losses that may result from customers' inability to pay. Management determines the amount of the reserve by analyzing uncollectible accounts, aged receivables, and customers' creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged against this reserve. To minimize the likelihood of uncollectible accounts, customers' creditworthiness is reviewed periodically based on our experience with the customer and external credit services (if necessary) and adjusted accordingly. Should a customer's account become past due, a hold is generally placed on the account and further services are discontinued to that customer, minimizing further risk of loss. Additionally, all accounts with aged balances greater than one year are fully reserved.

      Impairment of intangibles. Our intangible assets consist primarily of license costs of $317,515 as of December 31, 2004, and are the result of the April 10, 2000 exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of the agreement with the Trustees of Columbia University) multiplied by the 75,000 shares of common stock issued to Columbia less accumulated amortization. The value of the license is subject to an amortization period of 17 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of December 31, 2004.

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

      Deferred Tax Valuation Allowance. In accordance with SFAS No. 109, "Accounting for Income Taxes," a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

OFF-BALANCE-SHEET ARRANGEMENTS

      As of December 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

      Revenues. Revenues for the year ended December 31, 2004 were $6,315,053 compared to revenue of $6,076,502 for the year ended December 31, 2003, an increase of $238,551 or 4%. For the year ended December 31, 2004, revenues attributable to CMT were $6,126,840 and grew 1% when compared to revenues for the year ended December 31, 2003. The remainder of the increase was primarily the result of the revenues earned by Sentigen Biosciences under the initiation of our contract with Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. Under this contract we earned $183,213 during the year ended December 31, 2004.

      An analysis of the services revenue earned by CMT is as follows:

                                        FOR THE YEAR ENDED
                                           DECEMBER 31,
                            ------------------------------------       PERCENT
                                 2004                   2003            CHANGE
                            -------------          -------------       -------
HTS contract                $   2,400,000          $   2,400,000          -%
All other contracts             3,726,840              3,676,502          1%
                            -------------          -------------
Total                       $   6,126,840          $   6,076,502          1%
                            =============          =============

      The services revenue for high-throughput screening, or HTS, services is derived from one contract with Merck & Co., Inc. The contract had a term of one year, and ended on December 31, 2004. The contract provided for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. If actual deliveries during 2004 exceeded the fixed number of deliveries provided for in the contract additional deliveries would have been billed at the rate of $909 per delivery. The contract also provided for a credit against other services (in addition to the base contract value) performed for the customer in 2005 if actual deliveries during 2004 fell below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2005 could not exceed 30% of the value of the additional services performed in addition to the base contract value for 2004. At December 31, 2004 unearned revenue totaled $14,045 to account for the value of the credit which is due in 2005.

      On March 14, 2005, this contract was renewed on substantially similar same terms for the year ending December 31, 2005, except that additional deliveries in excess of the fixed deliveries provided for in the contract will be billed at the rate of $1,000 per delivery.

      The 1% increase in other contracts was the result of the study agreement we signed on August 18, 2004, with Merck & Co., Inc. Under the agreement CMT will develop, bank and study certain cell lines based on standards and protocols specified by Merck & Co., Inc. The agreement provides for total payments to CMT of $1,338,130. Under the agreement Merck & Co., Inc. made up-front payments totaling $1,003,598, of those payments $490,060 was accounted for as earned revenues during 2004, based on the milestones completed under the agreement, while the remainder is accounted for as customer deposits in our consolidated balance sheet. The $490,060 of revenue earned during 2004 was partially offset by a decline in revenue from the completion of a contract which did not renew in 2004.

      Income after Direct Costs and Gross Margin. Income after direct costs for the year ended December 31, 2004 was $ 4,025,871 (a gross margin on revenue of 64%) compared to income after direct costs of $4,206,733 (a gross margin on revenue of 69%) for the year ended December 31, 2003. This was primarily the result of an increase in direct materials costs at CMT as a percentage of services revenue. Gross margin for CMT declined from 69% in 2003 to 65% in 2004, the components of direct costs as a percentage of contract revenues for CMT for the years ended December 31, 2004, and 2003 are as follows:

                              FOR THE YEAR ENDED
                                 DECEMBER 31,
                              ------------------
                                2004     2003
                                ----     ----
Reagents and materials           21%      17%
Labor                            11%      11%
Allocation of selling,
  general and
  administrative costs            3%       3%
                                 --       --
Direct cost as a
  percentage of
  contract revenues              35%      31%
                                 ==       ==

      Operating Expenses. Operating expenses for the year ended December 31, 2004 were 6,884,783 compared to 5,863,668 for the year ended December 31, 2003. This increase of $1,021,115 or 17% was primarily the result of the following:

         - Research and development expenses (including the costs under the TSWG contract) increased $735,740 or 67% due to higher professional fees and research expenses at Sentigen Biosciences associated with the expansion of our research programs, and the initiation of the TSWG contract which accounted for $51,720 in costs and did not exist during 2003.

         - Corporate overhead expenses increased $524,428 or 41%. The increase was primarily due to the increased costs associated with a full year of salary and consulting fees paid to our former executive vice president of commercial operations as well as higher professional fees.

         - Depreciation and amortization costs increased $55,170 or 12%. This increase is attributable to depreciation on capital expenditures made by CMT in 2004.

      These increases were partially offset by:

         - Selling, general and administrative expenses of CMT declined $136,600 or 7% due to lower general costs associated with marketing and sales expenses as well as lower consulting and service fees.

         - A decline in stock based compensation costs of $157,623 or 17%. The decline in stock based compensation results from the one-time charge taken in September 4, 2003 as a result of the amendment to a stock option agreement with our Chairman of the Board, Chief Executive Officer and President. This decline attributable to this one-time charge was partially offset by increases in the fair values of stock options granted to non-employee scientific consultants resulting from the increase in the price of our common stock during the three months ended March 31, 2004.

      Loss from Continuing Operations. Loss from continuing operations for the year ended December 31, 2004 was $2,766,839, compared to a loss from continuing operations of $1,685,067 for the year ended December 31, 2003, an increase of 64%. The breakdown of our net loss from continuing operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is as follows:

                                      FOR THE YEAR ENDED
                                         DECEMBER 31,
                                 ----------------------------        PERCENT
                                    2004              2003           CHANGE
                                 -----------      -----------      -----------
Income from operations
  provided by CMT                $ 1,342,984      $ 1,725,336              (22%)
Loss from operations of
  Sentigen Biosciences            (2,114,737)      (1,259,673)             (68%)

Parent company expenses           (2,087,159)      (2,122,598)               2%
Net interest income                  179,849           35,567              406%
Provision for income taxes           (87,776)         (63,699)             (38%)
                                 -----------      -----------

  Total                          $(2,766,839)     $(1,685,067)             (64%)
                                 ===========      ===========

      The income from operations provided by CMT declined 22% for the year ended December 31, 2004 compared to the year ended December 31, 2003. The decline is attributable to increased depreciation and amortization costs as well as increased direct materials costs on services revenue. The loss from operations of Sentigen Biosciences increased 68% due to the expansion of our research programs. Net interest income increased 406% due to the investment of our cash and cash equivalents in two-year U.S. Treasury Notes during 2004. Our provision for income taxes increased due to higher state income taxes at CMT.

      Income from Discontinued Operation, net of taxes. Income from discontinued operations includes the income from operations of the Specialty Media Division of CMT, net of income taxes. The Division was sold to Serologicals Corporation on February 22, 2005 for $6.5 million in cash. Income from discontinued operation, net of tax for the year ended December 31, 2004 increased 30% when compared to the year ended December 31, 2003. The increase is attributable to a 12% increase in revenues augmented by a decline in overhead costs associated with the operation of the divison.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

      Revenues. Revenues for the year ended December 31, 2003 were $6,076,502 compared to revenue of $4,555,242 for the year ended December 31, 2002. This increase of $1,521,260 or 33%, was the result of an increase of $1,621,263, or 36%, in services revenue from CMT, offset, in part, by a decrease of $100,003, or 100% in grant revenues from Sentigen Biosciences. Our consolidated revenues in 2003 were entirely attributable to the operations of CMT.

      An analysis of the services revenue earned by CMT is as follows:

                             FOR THE YEAR ENDED
                                DECEMBER 31,
                          ------------------------
                                                    PERCENT
                             2003         2002      CHANGE
                          -----------  -----------  -------
HTS contract              $ 2,400,000  $ 2,004,000       20%
All other contracts         3,676,502    2,451,239       50%
                          -----------  -----------
Total                     $ 6,076,502  $ 4,455,239       36%
                          ===========  ===========

      The services revenue for high-throughput screening, or HTS, services is derived from a retainer contract. The contract provided for payments of $200,000 per month, regardless of the volume of services performed during the month. The term of the contract was for one year and ended on December 31, 2003. The 20% increase in the revenues received under the contract resulted from the increase in HTS services required by the customer to support its HTS programs during the year ended December 31, 2003 compared to the year ended December 31, 2002. The 50% growth in services revenue from other contracts was driven by mouse genetics services and protein expression services.

      Income after Direct Costs and Gross Margin. Income after direct costs for the year ended December 31, 2003 was $4,206,733 (a gross margin on revenue of 69%) compared to income after direct costs of $3,094,612 (a gross margin on revenue of 68%) for the year ended December 31, 2002.

      Operating Expenses. Operating expenses for the year ended December 31, 2003 were $5,863,668 compared to $4,608,243 for the year ended December 31, 2002. This increase of $1,255,425 or 27% was primarily the result of the following:

            - Selling, general and administrative expenses of CMT increased $182,075 or 10% due to higher commercial insurance expenses, higher compensation expenses and higher marketing and sales expenses.

            - Research and development expenses increased $201,723, or 22% due to higher professional fees and research expenses at Sentigen Biosciences.

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

            - These increases were partially offset by a decrease of $30,948 in depreciation and amortization expenses.

      Loss from Continuing Operations. Loss from continuing operations for the year ended December 31, 2003 was $1,685,067, compared to a loss from continuing operations of $1,310,673 for the year ended December 31, 2002, an increase of 29%. The breakdown of our net loss from continuing operations for the years ended December 31, 2003 as compared to the year ended December 31, 2002 is as follows:

                                    FOR THE YEAR ENDED
                                       DECEMBER 31,
                                --------------------------
                                                            PERCENT
                                   2003           2002      CHANGE
                                ------------  ------------  -------
Income from operations
            provided by CMT     $  1,725,336  $    709,455      143%
Loss from operations of
        Sentigen Biosciences      (1,259,673)   (1,124,787)    (12%)
Parent company expenses           (2,122,598)   (1,098,299)    (93%)
Net interest income                   35,567       262,341     (86%)
Provision for income taxes           (63,699)      (59,383)       7%
                                ------------  ------------
      Total                     $ (1,685,067) $ (1,310,673)    (29%)
                                ============  ============

      The increased income from operations provided by CMT was driven by its 36% increase in revenues. The revenue increase was augmented by reduced selling, general and administrative costs as a percentage of revenue. The loss from operations of Sentigen Biosciences increased due to higher research costs and professional fees. The loss from holding company expenses increased by 93% due to the additional stock based compensation of $820,407 recognized for the extension of the life of a stock option previously granted to our Chairman of the Board, Chief Executive Officer and President and the additional costs associated with the hiring of our Executive Vice President of Commercial Operations. Interest income, net of interest expenses declined 86% due to the decline in yields on U.S. Treasury and money market securities, in which we invest our available cash.

      Income from Discontinued Operation, net of taxes. Income from discontinued operations includes the net income of the Specialty Media Division of CMT, net of income taxes, which was sold to Serologicals Corporation on February 22, 2005 for $6.5 million in cash. Income from discontinued operation, net of tax for the year ended December 31, 2003 increased 3% when compared to the year ended December 31, 2002. The increase was generally attributable to price increases implemented in the division.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2004 we had $347,560 in cash and cash equivalents and $9,738,938 invested in U.S. Treasury Notes. Our working capital as of December 31, 2004 was $9,569,381. During the year ended December 31, 2004 we financed our operations through working capital and capital expenditures primarily through a commercial bank loan and a capital lease.

      On February 22, 2005, we purchased a $5,000,000 face value, 3.125%, U.S. Treasury Note, maturing on January 31, 2007 with a portion of the proceeds from the sale of the Specialty Media Division.

      On May 11, 2004 we purchased a $9,000,000 face value, 3.125% U.S. Treasury Note maturing on May 15, 2007. On October 5, 2004 we purchased a $750,000 face value, 2.500% U.S. Treasury Note maturing on September 30, 2006. These purchases account for the majority of the $9,739,392 decline in cash and cash equivalents reported in our consolidated statement of cash flow for the year ended December 31, 2004.

      On January 22, 2003 we sold $5,250,000 face value, 2.125% U.S. Treasury Notes maturing on October 31, 2004. The proceeds from the sale were reinvested in 90-day U.S. Treasury Bills. Capital gains recognized from the transaction were minimal. This sale accounts for the majority of the $5,266,985 increase in cash and cash equivalents reported in our consolidated statement of cash flows.

      We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. However, substantial amounts of additional financing either directly or through partnerships may be required to fully commercialize the systems and research programs undertaken by us. There is no assurance that such financing can be obtained on reasonable terms. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets.

      Sentigen Biosciences

      Sentigen Biosciences was formed in February of 2000 and is focusing on research and development activities. The licensing agreement with Columbia that we entered into in April 2000 required us to contribute a minimum of $1,000,000 into Sentigen Biosciences within one year of the date of the agreement (by April
2001) or we must have been involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of a private placement in November 2000 in which we sold 863,834 shares of our common stock at $6.00 per share for aggregate gross proceeds of $5,183,004.

      Another provision of the agreement required that a minimum of $50,000 per six month period or $100,000 per annual period be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must have been involved in active negotiation to raise $1,000,000 in additional funding. We satisfied this provision through April 2004.

      On May 27, 2004 we entered into a second license agreement with Columbia for the exclusive license to Columbia's rights under patent applications developed jointly by us and Columbia in the area of assaying receptor activity. In consideration of the May 27, 2004 exclusive license agreement, we agreed to the following:

            - We will pay Columbia a royalty totaling 5% of the net sales received by us on any products developed by us and approved by the Food & Drug Administration ("FDA").

            - We will also pay to Columbia a royalty totaling 5% of any payments received by us on any products approved by the FDA that were developed pursuant to sublicenses of our rights under the patents.

      We are also obligated to spend the following on the research and development of products under the patents:

            - A minimum of $1,000,000 from May 27, 2004 through December 31, 2005 and

            - A minimum of $100,000 per year for calendar years 2006 through 2010.

For the period from May 27, 2004 through December 31, 2004 we spent approximately $920,000 on the research and development of products under the patents.

      There is no assurance that the technology related to the licensing agreements with The Trustees of Columbia University or other technologies involved in the research and development activities of Sentigen Biosciences will prove to be productive. In the event we decide to terminate such activities, there will be associated costs to us, such as payment to employees and expenses related to the closing of its facility at 3960 Broadway, New York, New York. No provisions have been made for such possible further expense.

      Cell & Molecular Technologies, Inc.

      On August 13, 2004 CMT borrowed $110,310 under a $500,000 commercial bank loan commitment to finance capital expenditures. We are required to pay interest at the prime rate on principal amounts borrowed during the first year of the promissory note. At the conclusion of the first year of the promissory note (July 2005), a principal repayment schedule will be negotiated and the interest rate will become fixed. On October 26, 2004 CMT borrowed an additional $197,373 under this loan commitment. On December 3, 2004 we borrowed an additional $53,719 under the commitment.

      In April 2004, CMT leased equipment for use in the provision of services under certain contracts. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $66,832. We used a fixed interest rate of 5.00% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in March 2007. Rental payments for the year ended December 31, 2004 totaled $17,782. Of those payments, $15,533 was applied to the capital lease liability and $2,249 was applied to interest expense. As of December 31, 2004 the total remaining obligation under this lease amounted to $51,299.

COMMITMENTS UNDER DEBT OBLIGATIONS AND LEASES

      We were in compliance with all debt covenants as of and for the year ended December 31, 2004. As of December 31, 2004, the scheduled maturities of our indebtedness were:

                                                 AMOUNT DUE BY PERIOD
                                            -------------------------------
                                            LESS THAN                        GRATER THAN
 CONTRACTUAL OBLIGATIONS          TOTAL      1 YEAR    1-3 YEARS  3-5 YEARS    5 YEARS
---------------------------    -----------  ---------  ---------  ---------  -----------
Long-Term Debt Obligations     $   871,411    122,367    399,942    312,962       36,140
Capital Lease Obligations           93,782     58,331     35,451          -            -
Operating Lease Obligations        641,095    410,450    230,645          -            -
                               -----------  ---------  ---------  ---------  -----------
Total                          $ 1,606,288    591,148    666,038    312,962       36,140
                               ===========  =========  =========  =========  ===========

INFLATION

      We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the years ended December 31, 2004, 2003 and 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the third quarter of 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

      The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

      The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

      SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the year ended December 31, 2002.

      The following table reconciles net loss and diluted earnings per share
(EPS), as reported, to pro-forma net loss and diluted EPS, as if we had expensed the fair value of employee stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                          2004         2003        2002
                                      ------------  -----------  ----------
Net Loss:
  As reported                         $ (1,714,520) $  (873,188) $ (522,031)
Pro-forma expense as if employee
     stock options were charged
     against net loss                     (474,224)    (244,551)   (192,051)
                                      ------------  -----------  ----------
Pro-forma net loss using the fair
     value method                     $ (2,118,744) $(1,117,739) $ (714,082)
                                      ============  ===========  ==========
Basic and Diluted EPS:
     As reported                      $      (0.23) $     (0.12) $    (0.07)
Pro-forma using the fair
     value method                     $      (0.28) $     (0.15) $    (0.10)

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

      Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, U.S. Treasury securities and long-term debt. We generally invest our excess cash in U.S. Treasury securities of short-to intermediate-term and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates prior to maturity.

      At December 31, 2004, we had total debt of $965,193. This debt consists of three capital leases and three commercial bank notes used for equipment financing. The payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest. On February 22, 2005, in connection with the sale of CMT's Specialty Media Division to Serologicals Corp. (Nasdaq: SERO), the real property and mortgage on 580 Marshall Street was disposed of.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

    None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      Our current executive officers, directors and key employees are as follows:

             NAME                        AGE                                POSITION
---------------------------------        ---         ------------------------------------------------------------
EXECUTIVE OFFICERS AND DIRECTORS:

     Joseph K. Pagano                     60         Chairman of the Board, Chief Executive Officer and President

     Fredrick B. Rolff , CFA              33         Chief Financial Officer

     Ronald C. Newbold, PhD               43         Executive Vice President - Commercial Operations

     Thomas Livelli                       52         Director, Chief Executive Officer and President of CMT

     Frederick R. Adler                   79         Director

     Gerald Greenwald                     69         Director

     Joel M. Pearlberg                    67         Director

     Samuel A. Rozzi                      59         Director

     Bruce Slovin                         69         Director

KEY EMPLOYEES:

     Kevin J. Lee, PhD                    42         Vice President - Research, Sentigen Biosciences

      JOSEPH K. PAGANO has served as Chairman of the Board, Chief Executive Officer and President since 1996. Mr. Pagano has been a private investor for more than the past five years. Mr. Pagano has been active in venture capital for over 20 years, with investments in a wide variety of industries, including information and technology, medical equipment, biotechnology, communications, retailing and outsourcing. He was a founding investor in Ribi Immunochem, one of the earliest biotechnology companies to go public and one of the first to focus on cancer vaccines. He participated in the early round financing of Amcell Cellular Communication, which was sold to Comcast. He was a founding investor of NMR of America, the first MRI center business to go public and was also a founding Shareholder and Director of Office Depot, the first office warehouse to go public.

      FREDRICK B. ROLFF, CFA has served as Chief Financial Officer since January 2001. Mr. Rolff joined our Company in November 2000 as corporate controller. From April 1999 until November 2000, Mr. Rolff was Director, Financial Strategy for Rare Medium Group, Inc., an internet development and venture capital firm. From January 1998 until April 1999, Mr. Rolff attended Fordham University Graduate School of Business, where he earned an MBA in Finance. From September 1993 until January 1998, Mr. Rolff was employed by KPMG LLP where he provided audit and business advisory services to private and public companies in the financial services industry. Mr. Rolff holds a BS in Accounting from Villanova University, is a Certified Public Accountant and a CFA charterholder. Mr. Rolff is the nephew of Samuel A. Rozzi.

      RONALD C. NEWBOLD, PHD has served as Executive Vice President, Commercial Operations since January, 2005. Dr. Newbold had been employed by Merck & Company (NYSE: MRK) since 1991, most recently serving as Senior Director of Strategic Research Initiatives in Merck's External Scientific Affairs department. Over the past eight years, Dr. Newbold and his team handled the evaluation and negotiation of relationships in broad areas of platform technologies, covering the disciplines of chemistry and biology, automation and instrumentation investment, as well as, the area of molecular profiling that includes both genomics and proteomics technologies. Dr. Newbold was also involved in Merck's Infectious Diseases licensing activities, and supported Merck's acquisition activities in targeted situations. Prior to joining Merck in 1991, Dr. Newbold was a postdoctoral fellow with Nobel Laureate E.J. Corey at Harvard University, following doctoral studies with Andy Kende in synthetic organic chemistry at the University of Rochester. He received his undergraduate training in chemistry at Union College, and his MBA from Columbia University in 2003, concentrating in finance and management.

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

      Based solely on a review of the copies of such forms received by us, or representations obtained from certain reporting persons, we believe that during the year ended December 31, 2004 all filing requirements applicable to our officers, directors, and greater than 10 percent beneficial stockholders were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

      The following table discloses the compensation awarded by us to our Chairman of the Board and Chief Executive Officer and our most highly compensated executive officers (including the chief executive officer of one of our subsidiaries) other than our Chief Executive Officer who were serving as executive officers at December 31, 2004.

                                                                      LONG TERM
                                                                    COMPENSATION
                                                                    ---------------
                                                                      SECURITIES           ALL
                                                                      UNDERLYING          OTHER
NAME AND PRINCIPAL POSITION          YEAR    SALARY      BONUS      OPTIONS/SARS(#)  COMPENSATION($)
---------------------------          ----  ----------  ----------   ---------------  ---------------
Joseph K. Pagano                     2004  $  218,750           -                 -  $      17,875(1)
      Chairman of The Board,         2003     175,000           -                 -         17,875(1)
      Chief Executive Officer and
      President                      2002     175,000           -                 -         17,875(1)

Fredrick B. Rolff                    2004  $  137,167  $  7,500(2)                -  $       6,000(5)
      Chief Financial Officer        2003     123,164     7,845(2)                -          6,000(5)
                                     2002     115,000     5,750(2)                -          6,000(5)

Thomas Livelli                       2004  $  181,477  $ 20,000(3)                -  $       6,000(5)
      Chief Executive Officer and    2003     168,771    40,000(4)                -          6,000(5)
      President of CMT               2002     156,658    20,000(3)                -          6,000(5)

      (1) Mr. Pagano receives a $500 per month car allowance. In December 2002, we purchased two term insurance policies on the life of Joseph
            K. Pagano. We are the beneficiary under one of the policies in the amount of $5 million. Mr. Pagano's son is the beneficiary under the other policy in the amount of $5 million. The annual premium on the policy for the benefit of Mr. Pagano's son was $11,875 for the years ended December 31, 2004, 2003 and 2002. See below under "Life Insurance Policies on Chairman of the Board and Scientific Consultant" for a description of the policies.

      (2) The employees of CMT and our Chief Financial Officer were paid a bonus based on 5% of the respective individual's annual salary rate for the year ended December 31, 2004 and 2002. During the year ended December 31, 2003 such bonus was paid at the rate of 6% of the respective individual's annual salary rate.

      (3) Reflects Mr. Livelli's minimum guaranteed annual bonus per his employment agreement.

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

      (5)   Reflects a $500 per month car allowance.

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

      Ronald C. Newbold. On January 3, 2005, we entered into an employment agreement with Ronald C. Newbold, PhD pursuant to which the Company will employ Dr. Newbold as its Executive Vice President of Commercial Operations. The Agreement has an initial term of two years and will be renewed automatically for an additional one year period at the end of each term unless either party gives notice not to extend. The agreement provides for an annual salary at the rate of $205,000, which will be reviewed annually. The agreement also provides for a $500 per month car allowance. Upon execution of the Agreement, Dr. Newbold received a bonus of $25,000. The Employment Agreement contemplates the development of a bonus plan providing for the payment of an annual bonus to Dr. Newbold upon achievement of certain operational and financial milestones. The bonus, payable at the end of 2005 will not be less than $25,000. Pursuant to the Employment Agreement, Dr. Newbold was also awarded an option to purchase 50,000 shares of the Company's common stock pursuant to the Company's 2000 Performance Equity Plan at an exercise price equal to $7.00 per share. The options will vest in equal annual installments over a four-year period.

      Thomas Livelli. On May 23, 2001, CMT entered into an employment agreement with Mr. Livelli to serve as Chief Executive Officer and President of CMT until the earlier of May 22, 2006 or the two-year anniversary of a "change in control" (as such term is defined in the employment agreement). The employment agreement provided for an annual base compensation of $150,000, with automatic cost of living adjustments on each one-year anniversary of the agreement. Mr. Livelli is also entitled to participate in CMT's bonus plan, which is based on CMT's net profits (subject to certain adjustments) and allocated each year by the Board of Directors. Mr. Livelli's agreement provides that his bonus shall be at least $20,000 for each full fiscal year of employment. If such minimum bonus payment exceeds Mr. Livelli's allocated bonus under the plan, the excess shall be credited against any future allocated bonuses in excess of $20,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of two years thereafter. Pursuant to the employment agreement, Mr. Livelli was granted an option to purchase 25,000 shares of our common stock at $9.00 per share. This option expires on May 22, 2011 and vests in five equal annual installments commencing on January 1, 2002. On August 1, 2002, Mr. Livelli's employment agreement was amended to provide for an annual base salary of $165,000. Pursuant to the automatic cost of living adjustment provided for in the agreement we increased Mr. Livelli's annual base salary to $169,571 effective May 23, 2003. In August, 2004, Mr. Livelli's annual base salary was increased to $200,000. On July 29, 2003 Mr. Livelli's employment agreement was amended to provide for a one-time bonus of $10,000 in addition to any bonus earned by Mr. Livelli in 2003. The amendment also extended the terms of Mr. Livelli's employment agreement to the earlier of May 22, 2008 or the two year anniversary of a "change in control" (as such term is defined in the employment agreement).

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

DIRECTOR COMPENSATION

      Directors do not receive cash compensation for serving on the Board of Directors or for attending Board or Committee meetings. We reimburse directors for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings. Non-employee directors are eligible to be granted non-incentive stock options under the 2000 Performance Equity Plan. Non-incentive stock options issued to directors generally vest within one year and have a term of ten years from the date of grant. The exercise price is generally determined to be the quoted market price of our common stock on the date of grant. During the year ended December 31, 2004 we granted stock options to non-employee directors as follows:

                    NUMBER OF
                   SECURITIES
                   UNDERLYING
                    OPTIONS                 EXERCISE PRICE              EXPIRATION
      NAME         GRANTED(#)    VESTING     PER SHARE($)   GRANT DATE     DATE
-----------------  ----------   ---------   --------------  ----------  ----------
Joel M. Pearlberg   20,000       100% on         $7.12      7/26/2004    7/26/2014
                                7/26/2005
Bruce Slovin        20,000       100% on         $7.12      7/26/2004    7/26/2014
                                7/26/2005

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

OPTION GRANTS

      There were no stock option grants during the fiscal year ended December 31, 2004 to the executive officers identified in the Summary Compensation table. The following table sets forth the fiscal year end option values of outstanding options at December 31, 2004 and the dollar value of unexercised, in-the-money options for the executive officers identified in the Summary Compensation table. None of our executive officers exercised any stock options during the year ended December 31, 2004.

                     AGGREGATE FISCAL YEAR END OPTION VALUES

                               NUMBER OF SECURITIES UNDERLYING                    DOLLAR VALUE OF UNEXERCISED IN-THE-
                           UNEXERCISED OPTIONS AT DECEMBER 31, 2004:             MONEY OPTIONS AT DECEMBER 31, 2004(1):
      NAME                    EXERCISABLE(#)      UNEXERCISABLE(#)                EXERCISABLE        UNEXERCISABLE
-----------------          -----------------      ------------------             -------------       ------------------
Joseph K. Pagano                417,000                    -                      $  1,170,715            $     -

Fredrick B. Rolff                40,000               10,000                      $     30,800            $ 7,700

Thomas Livelli                   15,000               10,000                      $          -            $     -

(1) These values are based on the difference between the closing sale price of our common stock on December 31, 2004 of $7.020 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

EQUITY COMPENSATION PLANS

      We have two equity compensation plans: the 1990 Stock Option Plan and the 2000 Performance Equity Plan. We no longer grant options to purchase common stock under the 1990 Stock Option Plan. The 2000 Performance Equity Plan provides for the award of options to purchase common stock, stock appreciation rights, restricted stock, deferred stock, stock-reload options and other stock-based awards covering up to 2,000,000 shares of our common stock.

      The 2000 Performance Equity Plan is administered by our Board of Directors. Subject to the provisions of the plan, the Board of Directors (or a committee thereof) has the authority to determine the individuals to whom awards are to be made, the number of shares of our common stock to be covered by each award, the type of award, the exercise or contract price, the vesting period and life of the award, restrictions, if any, on the exercise of the award, the terms for the payment of the exercise or contract price and other terms and conditions. The 2000 Performance Equity Plan provides for awards to employees, directors, consultants, agents and other persons that are deemed to be valuable to us or our subsidiaries. The 2000 Performance Equity Plan prohibits the issuance of any award covering more than 200,000 shares of common stock to any one person in any one calendar year.

      Since the inception of the 2000 Performance Equity Plan only options to purchase common stock have been awarded under the Plan. The 2000 Performance Equity Plan permits the award of both incentive stock options, as defined in
Section 422 of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section ("non-incentive stock options"). The exercise price of each incentive and non-incentive stock option may not be less than 100% of the quoted market price of our common stock on the date of the grant. In the case of a grant of an incentive stock option to an employee who owns 10% or more of our outstanding stock, the exercise price may not be less than 110% of the quoted market price of our common stock on the date of the grant.

      At December 31, 2004, options to purchase an aggregate of 240,670 and 1,174,551 shares of our common stock were outstanding under the 1990 plan and 2000 plan, respectively. In the past we have awarded non-plan options and warrants to certain officers, employees and consultants. At December 31, 2004, non-plan warrants to purchase 44,810 shares of our common stock were outstanding. These non-plan warrants were issued in November 2000 in connection with a private placement of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March xx, 2005 with respect to the common stock ownership of (i) each person known by us to beneficially own more than 5% of our voting securities; (ii) each of our directors and director nominees; (iii) each executive officer named in the Summary Compensation Table above; and (iv) all of our directors and executive officers as a group.

    NAME AND ADDRESS OF           AMOUNT AND NATURE           PERCENT OF CLASS
    BENEFICIAL OWNER(1)       OF BENEFICIAL OWNERSHIP(2)   OF VOTING SECURITIES(2)
---------------------------   --------------------------   -----------------------
Joseph K. Pagano                    1,591,450(3)                  20.2%
Frederick R. Adler                    743,573(4)                   9.9%
Samuel A. Rozzi                       572,525(5)                   7.7%
Thomas Livelli                        174,380(6)                   2.3%
Joel M. Pearlberg                      55,000(7)                     *
Bruce Slovin                           55,000(8)                     *
Fredrick B. Rolff                      41,000(9)                     *
Gerald Greenwald                       30,000(10)                    *
Ronald C. Newbold                           -(11)                    *
D.H. Blair Investment
  Banking Corp.                     1,134,859(12)                 15.2%
All directors and executive
  officers as a group
  (nine persons)                    3,262,928(13)                 40.2%

--------------------
* Less than 1% of the outstanding common stock

(1) The address is c/o Sentigen Holding Corp., 445 Marshall Street, Phillipsburg, NJ 08865.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Shares of common stock issuable pursuant to options, to the extent such options are exercisable or convertible within 60 days after March xx, 2005, are treated as outstanding for purposes of computing the percentage of the person holding such securities but are not treated as outstanding for purposes of computing the percentage of any other person.

(3) Includes (i) 25,000 shares of common stock held of record by the Joseph K. Pagano, Jr. Trust established for Mr. Pagano's son, and (ii) options to purchase 417,000 shares of common stock which are currently exercisable.

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

(5) Includes 150,000 shares held by Scarsdale Limited Partnership, of which Mr. Rozzi is general partner. Mr. Rozzi disclaims beneficial ownership of all shares other than those held in his name.

(6) Includes options to purchase 20,000 shares of common stock which are currently exercisable. Excludes options to purchase 5,000 shares of common stock.

(7) Includes options to purchase 20,000 shares of common stock which are currently exercisable. Excludes options to purchase 20,000 shares of common stock.

(8) Includes options to purchase 20,000 shares of common stock which are currently exercisable. Excludes options to purchase 20,000 shares of common stock.

(9) Includes options to purchase 40,000 shares of common stock which are currently exercisable. Excludes 10,000 options to purchase common stock.

(10) Includes options to purchase 30,000 shares of common stock which are currently exercisable.

(11)  Excludes options to purchase 50,000 shares of common stock.

(12) J. Morton Davis is the sole stockholder of D.H. Blair Investment Banking Corp. The amount reported includes 10,000 shares owned by Mr. Davis' wife of which Mr. Davis disclaims beneficial ownership. The information with respect to D.H. Blair Investment Banking Corp. and J. Morton Davis is based upon the Schedule 13G/A, dated May 23, 2001, filed by such persons with the Securities and Exchange Commission. All the shares beneficially owned by D.H. Blair Investment Banking Corp. have been placed in trust, pursuant to the trust agreement described in footnote 4. The voting trust agreement does not limit D. H. Blair's ability to make public sales of the shares in the open market pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to Rule 144 thereunder or to make private sales of the shares pursuant to Section 4(1) of the Securities Act of 1933, provided, however, that shares sold in private sales will continue to be subject to the voting trust agreement until certain conditions are met. In addition, D.H. Blair agreed that, during the term of the voting trust agreement, it will not acquire additional shares of our common stock or other securities convertible into our common stock. Mr. Adler disclaims beneficial ownership of all shares other than those held in his name.

(13) Includes options to purchase 547,000 shares of common stock which are currently exercisable. Excludes options to purchase 105,000 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth certain information at December 31, 2004 with respect to the equity compensation plans that provide for the issuance of options, warrants or other rights to purchase our securities.

                                                                                     NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                BE ISSUED UPON EXERCISE    EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                OF OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
        PLAN CATEGORY             WARRANTS AND RIGHTS     WARRANTS AND RIGHTS   REFLECTED IN THE FIRST COLUMN)
-----------------------------   -----------------------  --------------------   ------------------------------
Approved by Stockholders               1,415,221                 $5.33                       816,381
Not Approved by  Stockholders             44,810(1)              $6.00                             -

(1) In connection with our private placement consummated in November 2000, a warrant was issued to Mr. Theodore M. Serure to purchase 44,810 shares of our common stock as compensation for introducing investors to us who purchased common stock in the private placement. This warrant has an exercise price of $6.00 per share and expires November 21, 2005. The exercise price and the number of shares of common stock issuable upon exercise of the warrant are subject to adjustment in some circumstances including a stock dividend, recapitalization, reorganization, merger or consolidation; however, the warrant is not subject to adjustment for issuance of common stock at a price below the exercise price of the warrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reimbursements to Mr. Pagano

      The Board of Directors authorized reimbursement to Mr. Pagano for the cost of using a private aircraft when used in connection with company business. Reimbursement for the use of the aircraft is limited to actual costs incurred. The Board of Directors also determined that reimbursement for use of the aircraft was not to exceed $70,000 for the calendar year ending December 31, 2004. The cost limitation does not include travel on commercial airlines. For the fiscal year ended December 31, 2004 reimbursements to Mr. Pagano for use of a private jet totaled $13,221.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003 and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for those fiscal years totaled approximately $78,000 and $70,000, respectively.

      Tax Fees

      Deloitte & Touche LLP prepares our federal and state income tax returns. Fees billed for these services for the years ended December 31, 2004 and 2003 totaled approximately $32,500 and $28,500, respectively.

      Audit-Related and All Other Fees

      There were no other audit-related fees or other services rendered by our principal accountant during the fiscal years ended December 31, 2004 and 2003.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)   FINANCIAL STATEMENTS

      See Table of Contents to Consolidated Financial Statements on page F-1, the Independent Registered Public Accounting Firm Report on page F-2 and the Consolidated Financial Statements on pages F-3 to F-31, all of which are incorporated herein by reference

(2)   FINANCIAL STATEMENT SCHEDULES

      The following consolidated financial statement schedule is filed as part of this Report:

      Unaudited Quarterly Financial Data on pages F-30 and F-31

(3)   EXHIBITS


                                  EXHIBIT INDEX

                                                            INCORPORATED
EXHIBIT                                                     BY REFERENCE       NO. IN
NUMBER                        DESCRIPTION                   FROM DOCUMENT     DOCUMENT      PAGE
-------   -----------------------------------------------   -------------   -------------   ----
3.1      Certificate of Incorporation, as amended                 A         Exhibit 3.1

3.2      By-laws of the Company                                   A         Exhibit 3.2

4.1      Form of Subscription Agreement between the
         Company and each Investor                                B         Exhibit 4

4.2      Warrant Agreement between Theodore Serure and
         the Company                                              K         Exhibit 4.2

9.1      Voting Trust Agreement, dated December __,
         2001, by and between the Company, D.H. Blair
         Investment Banking Corporation and Frederick R.
         Adler.                                                   N         Exhibit 9.1

10.1    1990 Stock Option Plan                                    A         Exhibit 10.1

10.2    Consulting Agreement dated July 2, 1991, among
        the Company, Prime Cellular of Florida, Inc.
        and Joseph K. Pagano (the "Consulting
        Agreement")                                               C         Exhibit 10.2

10.3    Amendment to Consulting Agreement                         C         Exhibit 10.3

10.4    Agreement and Plan of Merger, dated as of May 14,
        1996, by and among the Company, Prime Cellular
        Acquisition Corp., Bern Associates, Inc. and the
        stockholders of Bern                                      D         Exhibit 2.1

10.5    Registration Rights Agreement, dated June 10, 1996,
        between Registrant and the Bern Stockholders              D         Exhibit 10.1

10.6    Escrow Agreement, dated June 10, 1996, between
        Registrant and the Bern Stockholders                      D         Exhibit 10.2

10.7    Indemnification Agreement, dated June 10, 1996
        between Registrant and the Bern Stockholders              D         Exhibit 10.3

10.8    Form of Amendment to Merger Agreement, dated
        June 11, 1997                                             E         Exhibit 10.9

10.9    Form of Settlement Agreement, dated August 28,
        1997                                                      E         Exhibit 10.10

10.10   Agreement and Plan of Merger, dated as of May 29,
        1998, by and among the Company, CMT Acquisition
        Corp., Cell & Molecular Technologies, Inc. and the
        stockholders of Cell & Molecular Technologies, Inc.       F         Exhibit 2

10.11   Mortgage dated February 6, 1997, with respect to
        premises  located at 580 Marshall Street,
        Phillipsburg, NJ 08865, assumed by the Company in
        connection with the CMT Merger                            G         Exhibit 10.11

10.12   Employment Agreement dated May 24, 1999, between
        Joseph K. Pagano and the Company                          I         Exhibit 10.14

10.13   Employment Agreement dated March 29, 2000, between
        Kevin Lee and Sentigen Corp.                              J         Exhibit 10.15

10.14   Option Agreement dated March 29, 2000, between the
        Company and Kevin Lee                                     J         Exhibit 10.16

10.15   Employment Agreement dated May 23, 2001, between
        Cell & Molecular Technologies, Inc. and Thomas
        Livelli                                                   L         Exhibit 10.17

10.16   Amendment to Stock Option Agreement, dated
        September 4, 2003, between Joseph K. Pagano and the
        Company                                                   M         Exhibit 10.2

10.17   Stock Option Agreement, dated April 30, 1999, between
        Joseph K. Pagano and the Company                          M         Exhibit 10.3

10.18   2000 Performance Equity Plan, as amended                  N         Exhibit 10.21

10.19   High Throughput Screening Support Services Agreement
        dated January 19, 2004 by and between Cell and
        Molecular Technologies, Inc.and Merck & Co., Inc. *       N         Exhibit 10.22

10.20   Lease Agreement for approximately 11,000 squre feet
        of laboratory and office/warehouse space at 445
        Marshall Street, Phillipsburg, New Jersey                 N         Exhibit 10.23

10.21   Sentigen Biosciences Loan Facility, maturing April
        2005.                                                     N         Exhibit 10.24

10.22   CMT Equipment Loan, maturing May 2009                     N         Exhibit 10.25

10.23   Agreement between the Trustees of Columbia
        University and Sentigen Biosciences dated May 27,
        2004.                                                     O         Exhibit 10.1

10.24   Award/Contract between Sentigen Holding Corp. and
        Technical Support Working Group                           P         Exhibit 10.1

10.25   Study Agreement between Cell & Molecular
        Technologies, Inc. and Merck & Co. Inc.                   P         Exhibit 10.2

10.26   Promissory Note between Cell & Molecular
        Technologies, Inc. and PNC Bank                           P         Exhibit 10.4

10.27   Employment Agreement dated as of January 3, 2005,
        between Sentigen Holding Corp. and Ronald C.
        Newbold.                                                  Q         Exhibit 10.1

10.28   Form of Stock Option Agreement                            Q         Exhibit 10.2

10.29   Asset Purchase Agreement dated February 22, 2005
        by and among Chemicon Specialty Media, Inc.,
        Chemicon International, Inc. Serologicals
        Corporation, Sentigen Holding Corp. and Cell &
        Molecular Technologies, Inc.                              R         Exhibit 10.1

10.30   Real Estate Purchase Agreement dated February 22,
        2005 by and between Chemicon Specialty Media, Inc.,
        Sentigen Holding Corp. and Cell & Molecular
        Technologies, Inc.                                        R         Exhibit 10.2

10.31   Escrow Agreement dated February 22, 2005 by and
        among Chemicon Specialty Media, Inc., Chemicon
        International, Inc. Serologicals Corporation,
        Sentigen Holding Corp., Cell & Molecular
        Technologies, Inc. and Sun Trust Bank, N.A.               R         Exhibit 10.3

10.32   Transition Services Agreement by and between
        Chemicon Specialty Media, Inc., Chemicon
        International, Inc. Serologicals Corporation,
        Sentigen Holding Corp. and Cell & Molecular
        Technologies, Inc.                                        R         Exhibit 10.4

21      List of Subsidiaries                                      I         Exhibit 21

23.1    Consent of  Deloitte & Touche LLP                         --            --            Filed
                                                                                            Herewith
31.1    Certification of Joseph K. Pagano Chairman,
        Chief Executive Officer and President, pursuant
        to Section 302 of the Sarbanes-Oxley Act of 2002.         --            --           Filed
                                                                                            Herewith
31.2    Certification of Fredrick B. Rolff, Chief
        Financial Officer, pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.                               --            --           Filed
                                                                                            Herewith
32.1    Certification of Joseph K. Pagano Chairman, Chief
        Executive Officer and President, pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002,
        regarding the information contained in Sentigen
        Holding Corp.'s Annual Report on Form 10-K for the
        year ended December 31, 2004.                             --            --           Filed
                                                                                            Herewith
32.2    Certification of Fredrick B. Rolff, pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002,
        regarding the information contained in Sentigen
        Holding Corp.'s Annual Report on Form 10-K for the
        year ended December 31, 2004.                             --            --            Filed
                                                                                            Herewith

A. Company's Registration Statement on Form S-18 (Registration No. 3-35537-NY).

B. Company's Report on Form 8-K filed on December 8, 2000.

C. Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

D. Company's Report on Form 8-K filed on June 26, 1996.

E. Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

F. Company's Report on Form 8-K filed on June 15, 1998.

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

J. Company's Report on Form 10-Q for the quarter ended March 31, 2000.

K. Company's Report on Form 10-K for the fiscal year ended December 31, 2000.

L. Company's Report on Form 10-Q for the quarter ended September 30, 2001.

M. Company's Report on Form 10-Q for the quarter ended September 30, 2003.

N. Company's Report on Form 10-K for the fiscal year ended December 31, 2003.

O. Company's Report on Form 10-Q for the quarter ended June 30, 2004.

P. Company's Report on Form 10-Q for the quarter ended September 30, 2004.

Q. Company's Report on Form 8-K filed on January 7, 2005

R. Company's Report on Form 8-K filed on February 28, 2005

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002

                                TABLE OF CONTENTS

                                                                 PAGE
                                                                 ----
Report of Independent Registered Public Accounting Firm
     for the years ended December 31, 2004, 2003 and 2002        F-2

Consolidated Financial Statements:

     Balance Sheets
            As of December 31, 2004 and 2003                     F-3

     Statements of Operations
            For the Years ended December 31, 2004, 2003, 2002    F-5

     Statements of Changes in Stockholders' Equity
            For the Years ended December 31, 2004, 2003, 2002    F-7

     Statements of Cash Flows
            For the Years ended December 31, 2004, 2003, 2002    F-8

Notes to Consolidated Financial Statements                       F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sentigen Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sentigen Holding Corp. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 18, 2005

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Balance Sheets (page 1 of 2)

                                                                               December 31,   December 31,
                                                                                   2004           2003
                                                                               ------------   ------------
Assets
   Current assets
                Cash and cash equivalents                                      $   347,560    $10,086,952
                U.S. treasury notes, available for sale, at fair value           9,738,938              -
                Assets held for sale                                             1,173,962      1,178,215
                Accounts receivable - net of allowance for doubtful accounts
                   of $40,000 for 2004 and 2003                                    616,831        585,151
                Unbilled services                                                        -          4,650
                Accrued interest receivable                                         39,844          4,156
                Prepaid expenses                                                   193,542         70,396
                                                                               -----------    -----------
                                                                                12,110,677     11,929,520
                                                                               -----------    -----------

   Property, plant and equipment,                                                3,106,815      2,588,464
   Equipment under capital lease                                                   197,777        130,945
   Less:  accumulated depreciation                                               2,365,326      1,890,269
                                                                               -----------    -----------
                                                                                   939,266        829,140
                                                                               -----------    -----------
   Other assets

                Security deposits                                                   21,111         20,411
                Deferred financing costs - net of accumulated amortization
                   of $3,326 for 2004 and $2,626 for 2003                              174            874
                License costs - net of accumulated amortization
                   of $123,110 for 2004 and $97,191 for 2003                       317,515        343,434
                                                                               -----------    -----------
                                                                                   338,800        364,719
                                                                               -----------    -----------
Total assets                                                                   $13,388,743    $13,123,379
                                                                               ===========    ===========

          (Consolidated Balance Sheets are continued on the next page)
                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
              Consolidated Balance Sheets (Continued, page 2 of 2)

                                                                           December 31,    December 31,
                                                                               2004            2003
                                                                           ------------    ------------
Liabilities and stockholders' equity
    Current liabilities
                   Current maturities of long-term debt                    $    122,367    $    210,966
                   Liability under capital lease - current portion               58,331          44,448
                   Liabilities held for sale                                    467,438         423,666
                   Accounts payable and accrued expenses                        968,820         718,063
                   Customer deposits                                            910,295         234,570
                   Unearned revenue                                              14,045           8,600
                                                                           ------------    ------------
                                                                              2,541,296       1,640,313

    Liability under capital lease - long-term                                    35,451          42,483
    Long-term debt - net of current maturities                                  749,044         509,389
                                                                           ------------    ------------
    Total liabilities                                                         3,325,791       2,192,185
                                                                           ------------    ------------

    Stockholders' equity
                   Preferred Stock - $.01 par value, 5,000,000 shares
                       authorized - none issued or outstanding             $          -    $          -
                   CommonStock - $.01 par value, 20,000,000 shares
                       authorized, 7,470,692 and 7,454,744 shares issued
                       and outstanding in 2004 and 2003, respectively            74,706          74,547
                   Additional paid-in capital                                14,035,532      13,185,570
                   Accumulated other comprehensive income                        (3,843)              -
                   Accumulated deficit                                       (4,043,443)     (2,328,923)
                                                                           ------------    ------------
    Total stockholders' equity                                               10,062,952      10,931,194
                                                                           ------------    ------------
Total liabilities and stockholders' equity                                 $ 13,388,743    $ 13,123,379
                                                                           ============    ============

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Operations (Page 1 of 2)

                                                         For the Years Ended
                                                             December 31,
                                              ------------------------------------------
                                                 2004           2003           2002
                                              ------------   ------------   ------------
Revenue
  Services revenue                            $ 6,126,840    $ 6,076,502    $ 4,455,239
  Federal contract and grants                     188,213              -        100,003
                                              -----------    -----------    -----------
                                                6,315,053      6,076,502      4,555,242
Direct costs
  Services revenue                              2,166,413      1,869,769      1,385,630
  Federal contract and grants                     122,769              -         75,000
                                              -----------    -----------    -----------
                                                2,289,182      1,869,769      1,460,630
Income after direct costs
  Services revenue                              3,960,427      4,206,733      3,069,609
  Federal contract and grants                      65,444              -         25,003
                                              -----------    -----------    -----------
                                                4,025,871      4,206,733      3,094,612
Operating expenses
  Selling, general and administrative costs     1,941,722      2,078,322      1,896,247
  Research and development                      1,786,773      1,102,753        901,030
  Federal contract and grants                      51,720              -         25,003
  Corporate overhead                            1,816,547      1,292,119      1,085,304
  Stock based compensation                        785,577        943,200        222,437
  Depreciation and amortization                   502,444        447,274        478,222
                                              -----------    -----------    -----------
                                                6,884,783      5,863,668      4,608,243

Operating loss                                 (2,858,912)    (1,656,935)    (1,513,631)

Interest income                                   222,630         88,387        340,721
Interest expense                                   42,781         52,820         78,380
                                              -----------    -----------    -----------
                                                  179,849         35,567        262,341
Loss from continuing operations
    before provision for income taxes          (2,679,063)    (1,621,368)    (1,251,290)
Provision for income taxes                         87,776         63,699         59,383
                                              -----------    -----------    -----------

Loss from continuing operations                (2,766,839)    (1,685,067)    (1,310,673)

Income from discontinued
          operations, net of tax                1,052,319        811,879        788,642
                                              -----------    -----------    -----------

Net loss                                      $(1,714,520)   $  (873,188)   $  (522,031)

Other comprehensive net income (loss):
  Change in unrealized gain/(loss)
          on U.S. Treasury Notes                   (3,843)       (13,817)        13,817
                                              -----------    -----------    -----------
Comprehensive loss                            $(1,718,363)   $  (887,005)   $  (508,214)
                                              ===========    ===========    ===========

     (Consolidated Statements of Operations are continued on the next page)
                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
         Consolidated Statements of Operations (Continued, Page 2 of 2)

                                                      For the Years Ended

                                                          December 31,
                                      ---------------------------------------------------
                                            2004              2003             2002
                                      ----------------  ---------------  ----------------
NET LOSS PER SHARE INFORMATION:

Basic and diluted loss per
  share from continuing operations    $         (0.37)  $        (0.23)  $         (0.18)
                                      ===============   ==============   ===============

Basic and diluted income per share
  from discontinued operation         $          0.14   $         0.11   $          0.11
                                      ===============   ==============   ===============

Basic and diluted net loss per share  $         (0.23)  $        (0.12)  $         (0.07)
                                      ===============   ==============   ===============

Weighted average shares outstanding:
  Basic and Diluted                         7,463,985        7,453,664         7,390,300
                                      ===============   ==============   ===============

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity

                                                                              Accumulated
                                       Common Stock           Additional         other
                                -------------------------       paid-in      comprehensive     Accumulated
                                 Shares         Amount          capital      Income (loss)       deficit           Total
                                ---------    ------------    ------------    -------------    -------------    -------------
Balance - January 1, 2002       7,147,324    $     71,474    $ 11,812,612    $          -     $   (933,704)    $ 10,950,382
   Stock options exercised        303,720           3,037         202,847               -                -          205,884
   Stock based compensation             -               -         222,437               -                -          222,437
   Change in unrealized gain
     on U.S. Treasury Notes             -               -               -          13,817                -           13,817
   Net loss                             -               -               -               -         (522,031)        (522,031)
                                ---------    ------------    ------------    ------------     ------------     ------------
Balance - December 31, 2002     7,451,044    $     74,511    $ 12,237,896    $     13,817     $ (1,455,735)    $ 10,870,489
   Stock options exercised          3,700              36           4,474               -                -            4,510
   Stock based compensation             -               -         943,200               -                -          943,200
   Change in unrealized gain
     on U.S. Treasury Notes             -               -               -         (13,817)               -          (13,817)
   Net loss                             -               -               -               -         (873,188)        (873,188)
                                ---------    ------------    ------------    ------------     ------------     ------------
Balance - December 31, 2003     7,454,744    $     74,547    $ 13,185,570    $          -     $ (2,328,923)    $ 10,931,194
   Stock options exercised         15,948             159          64,385               -                -           64,544
   Stock based compensation             -               -         785,577               -                -          785,577
   Change in unrealized gain
     on U.S. Treasury Notes             -               -               -          (3,843)               -           (3,843)
   Net loss                             -               -               -               -       (1,714,520)      (1,714,520)
                                ---------    ------------    ------------    ------------     ------------     ------------
Balance - December 31, 2004     7,470,692    $     74,706    $ 14,035,532    $     (3,843)    $ (4,043,443)    $ 10,062,952
                                =========    ============    ============    ============     ============     ============

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Page 1 of 2)

                                                                            For the years ended December 31,
                                                                     ---------------------------------------------
                                                                          2004           2003             2002
                                                                     -------------   -------------   -------------
Cash flows from operating activities:
    Net (loss)                                                       $ (1,714,520)   $   (873,188)   $   (522,031)
    Income from discontinued
        operations, net of tax                                         (1,052,319)       (811,879)       (788,642)
                                                                     ------------    ------------    ------------
    Loss from continuing operations                                    (2,766,839)     (1,685,067)     (1,310,673)

    Adjustments to reconcile net loss from continuing
    operations to net cash used in continuing operations
        Depreciation and amortization                                     502,444         447,274         478,222
        Stock based compensation                                          785,577         943,200         222,437
    Decrease (increase) in:
        Accrued interest receivable                                       (35,688)         14,489          28,490
        Accounts receivable, net of allowance                             (31,680)       (235,154)        (66,716)
        Unbilled services                                                   4,650          10,750          33,845
        Prepaid expenses                                                 (123,146)        105,320        (100,462)
        Security deposits                                                    (700)         (2,450)         (6,044)
    Increase (decrease) in:
        Accounts payable and accrued expenses                             250,757         176,423         162,929
        Customer deposits and unearned revenue                            681,170        (226,187)        266,994
                                                                     ------------    ------------    ------------
    Net cash (used in) operating
        activities from continuing operations                            (733,455)       (451,402)       (290,978)
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
        Capital expenditures                                             (518,351)       (124,583)       (485,190)
        Purchases of U.S. Treasury Notes                               (9,742,781)              -      (5,300,112)
        Sales of U.S. Treasury Notes                                            -       5,293,602               -
        Maturities of U.S. Treasury Notes                                       -               -       4,905,000
                                                                     ------------    ------------    ------------
    Net cash (used in) provided by investing
        activities from continuing operations                         (10,261,132)      5,169,019        (880,302)
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
        Proceeds from long-term debt issuance                             361,402               -         315,663
        Principal payments on long-term debt                             (210,346)       (230,986)       (131,079)
        Payments on capital lease obligations                             (59,981)        (36,129)         (7,885)
        Proceeds from stock options exercised                              64,544           4,510         205,884
                                                                     ------------    ------------    ------------
    Net cash provided by (used in) financing
        activities from continuing operations                             155,619        (262,605)        382,583
    Net cash provided by discontinued operations                        1,099,576         811,973         719,392
                                                                     ------------    ------------    ------------
(Decrease) increase in cash and cash equivalents                       (9,739,392)      5,266,985         (69,305)
Cash and cash equivalents - beginning of period                        10,086,952       4,819,967       4,889,272
                                                                     ------------    ------------    ------------
Cash and cash equivalents - end of period                            $    347,560    $ 10,086,952    $  4,819,967
                                                                     ============    ============    ============

     (Consolidated Statements of Cash Flows are continued on the next page)
                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Continued, Page 2 of 2)

                                                      For the years ended December 31,
                                                    ------------------------------------
                                                       2004         2003         2002
                                                    ----------   ----------   ----------
Supplemental Disclosures of Cash Flow Information

  Cash paid during the year:

      Interest                                      $  54,211    $  71,774    $ 101,307
      Income taxes                                  $ 188,130    $ 157,000    $ 174,987

  Non-cash investing and financing activities:

    Investing activities:
      Equipment acquired under capital lease        $ (66,832)   $ (35,000)   $ (95,945)

    Financing activities:
      Debt incurred under capital lease             $  66,832    $  35,000    $  95,945

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

1. ORGANIZATION AND NATURE OF OPERATIONS.

      We are a biotechnology company conducting business through two-wholly owned operating subsidiaries, Sentigen Biosciences, Inc. ("Sentigen Biosciences") and Cell & Molecular Technologies, Inc. ("CMT"). Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and it expects to file additional patent applications on this technology and related matters in the future. CMT provides contract research and development services to companies engaged in the drug discovery process.

      The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences' operations, since its inception in February 2000, consist primarily of research and development.

      CMT is a contract research organization that specializes in supporting the drug discovery process. CMT provides custom contract research services and High Throughput Screening ("HTS") support services. On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million in cash. Accordingly, the assets and liabilities of Specialty Media have been accounted for as assets and liabilities held for sale in our consolidated balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations, in our consolidated statements of operation.

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

      c. U.S. TREASURY NOTES - Investments in U.S. Treasury Notes are defined as available for sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, as such, have been reported at fair value. Quoted market prices are used to determine fair value.

      d. PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided on both straight-line and accelerated methods over the estimated useful lives of the assets, which range from three to seven years. Amortization of leasehold improvements is provided on the straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Repairs and maintenance, which do not extend the useful lives of the related assets, are expensed as incurred.

      e. LICENSE AND DEFERRED COSTS - License costs are amortized over 17 years on a straight line basis and result from our exclusive licensing agreement with the Trustees of Columbia University (See
            Note 6). Deferred financing costs were incurred in connection with various loan facilities. Deferred financing costs are amortized on a straight-line basis over the duration of the related loan.

      f. IMPAIRMENT - Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of December 31, 2004.

      g. REVENUE RECOGNITION - CMT's services are performed on a fee-for-service, fixed contract basis that provide for payments after specific research milestones are achieved. Revenues from fixed price contracts with a term of more than 12 months are recognized using the percentage-of-completion method for fixed price contracts. Work-in-process, representing time and costs incurred on projects in process in excess of amounts billed to customers, are recorded as "Unbilled services" on our consolidated balance sheets. Unearned revenue represents amounts billed in excess of costs incurred and are recorded as liabilities on our consolidated balance sheets. Revenues for fixed price contracts with a term of less than 12 months are recognized when specific research milestones are achieved.

      h. DIRECT COSTS - Direct costs incurred in the delivery of services at CMT are expensed as such costs are incurred. Direct costs include:
            (1) costs incurred for direct materials used in the services performed under research contracts, (2) an allocation of the compensation costs for the time incurred on such contracts by scientists, (3) an allocation of indirect materials costs for general laboratory expenses incurred for the benefit of all contracts in process, and (4) an allocation of certain general and administrative expenses incurred by CMT.

      i. SELLING, GENERAL AND ADMINISTRATIVE COSTS - Selling, general and administrative costs incurred in the operation of CMT are expensed as incurred. The major classes of selling, general and administrative expenses incurred by CMT are as follows: (1) compensation and employee benefit costs of CMT's management, sales, and administrative staff, (2) compensation and employee benefit costs for the time of scientific personnel spent on selling, general and administrative activities, (3) facilities rental, utilities, communication costs and related operating expenses, (4) marketing, sales and advertising costs, (5) business travel expenses, (6) commercial and product liability insurance costs, (7) repairs and maintenance costs on facilities and laboratory equipment and (8) professional fees for legal and accounting services.

      j. RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as such costs are incurred. The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences' operations, since its inception in February 2000, consist entirely of research and development. Total expenditures on research and development for 2004, 2003 and 2002 were $1,961,262 $1,102,753 and
            $1,001,033, respectively.

      k. CORPORATE OVERHEAD COSTS - Corporate overhead costs are expensed as such costs are incurred. The expenses of the parent company are reflected as corporate overhead expenses in our consolidated statements of operations and include the following major classes:
            (1) compensation and employee benefits cost for the chairman of the board, chief financial officer, executive vice president of commercial operations and administrative assistant, (2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

      l. FEDERAL CONTRACTS AND RESEARCH GRANTS - On July 26, 2004, we were awarded a contract by the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. The contract, entitled "Olfactory Receptor Microarray-Based Sensor for Explosives Detection (ORM-EDS)", will provide Sentigen Biosciences with $1.65 million in research funding through July 2006. We are conducting research for the development of a freestanding sensor for the detection of explosive agents. The sensor is aimed at reproducing the sensitivity, versatility and chemical range of the mammalian nose. We are attempting to isolate, produce and assemble mammalian olfactory receptors into microarrays that would allow the nano-scale monitoring of patterns of olfactory receptor activation resulting from exposure to potentially harmful agents. The contract provides for the reimbursement of research expenditures plus a fixed profit margin. Through December 31, 2004 we have earned revenues of $183,213 under this contract, while incurring total costs of $174,489.

                  In 2002, Sentigen Biosciences was awarded a NIH Federal Phase
            I Grant. The grant covers the direct costs of a specific project within Sentigen Biosciences overall research program as well as an allocation for the facilities and administrative costs of Sentigen Biosciences related to the project. The project funded under this grant was completed by Sentigen Biosciences in 2002; therefore; the receipt of funds and the project costs were recorded in our consolidated statements of operations, during the year ended December 31, 2002.

      m. INCOME TAXES - Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

      n. ADVERTISING, MARKETING AND SALES COSTS - Advertising, marketing and sales costs are expensed as such costs are incurred. Advertising, marketing and sales costs during 2004, 2003 and 2002 were $327,589, $333,157 and $300,898, respectively. These costs are included in selling, general and administrative expenses in our consolidated statements of operations.

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

      p. EARNINGS PER SHARE - The accompanying financial statements include earnings per share calculated as required by SFAS No. 128 "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock was excluded from the computation for the years ended December 31, 2004, 2003 and 2002 because of SFAS No. 128 which prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported.

      q. STOCK-BASED COMPENSATION - SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided to employees where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations. On September 4, 2003 the life of a stock option previously granted to the Chairman of the Board, Chief Executive Officer and President was extended. The option is for the purchase of 217,000 shares of common stock at $1.625 per share and was originally granted on May 1, 1996. The stock option is fully vested and would have expired on April 30, 2004. The amendment extended the life of the option to April 30, 2006. As a result of this amendment and according to FASB Interpretation No. 44 to APB Opinion No. 25 we recognized stock based compensation in the amount of $820,407 (See
            Note 13).

      r. SEGMENTS - The accompanying financial statements include segment disclosure as required by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which expands and modifies disclosures but has no impact on the consolidated financial position or results of operations or cash flows. Our reportable operating segments are: CMT, Sentigen Biosciences and Corporate. On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million in cash. Accordingly, the assets and liabilities of Specialty Media have been accounted for as assets and liabilities held for sale in our consolidated balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations, net of tax in our consolidated statements of operation.

      s. RECLASSIFICATION - Certain amounts from the prior years have been reclassified to conform to the current year's presentation. These reclassifications have no effect on previously reported net losses.

      t. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The fair value of our U.S. Treasury Notes is based upon the quoted market price on the last business day of the fiscal year. The carrying value of long-term debt approximates fair value.

      u. RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items,

SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the third quarter of 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

      The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

      The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

      SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

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

                                        2004          2003           2002
                                    -----------    -----------    -----------
Net Loss:
  As reported                       $(1,714,520)   $  (873,188)   $  (522,031)
Pro-forma expense as if employee
     stock options were charged
     against net loss                  (474,224)      (244,551)      (192,051)
                                    -----------    -----------    -----------
Pro-forma net loss using the fair
     value method                   $(2,118,744)   $(1,117,739)   $  (714,082)
                                    ===========    ===========    ===========
Basic and Diluted EPS:
     As reported                    $     (0.23)   $     (0.12)   $     (0.07)
Pro-forma using the fair
     value method                   $     (0.28)   $     (0.15)   $     (0.10)

3.    U.S. TREASURY NOTES

      At December 31, 2004 we held the following U.S. Treasury Notes:

                                                           AMORTIZED           FAIR          UNREALIZED
                                                             COST              VALUE        GAIN / (LOSS)
                                                         ------------       -----------     ------------
 U.S. Treasury Note, $9,000,000 face value
   coupon rate of 3.1250%
     maturing on May 15, 2007                             $ 8,993,665       $ 8,995,410      $    1,745
 U.S. Treasury Note, $750,000 face value
   coupon rate of 2.5000%
     maturing on September 30, 2006                           749,116           743,528          (5,588)
                                                          -----------       -----------      ----------

 Total U.S. Treasury Notes as of December 31, 2004        $ 9,742,781       $ 9,738,938      $   (3,843)
                                                          ===========       ===========      ==========

      On February 22, 2005, we purchased a $5,000,000 face value, 3.125%, U.S. Treasury Note, maturing on January 31, 2007 with a portion of the proceeds from the sale of the Specialty Media Division.

      On May 11, 2004 we purchased the $9,000,000 face value, 3.125% U.S. Treasury Note maturing on May 15, 2007. On October 5, 2004 we purchased the $750,000 face value, 2.500% U.S. Treasury Note maturing on September 30, 2006. These purchases account for the majority of the $9,739,392 decline in cash and cash equivalents reported in our consolidated statement of cash flow for the year ended December 31, 2004.

      On January 22, 2003 we sold a 2.125%, $5,250,000 face value U.S. Treasury Note due October 31, 2004. We received gross proceeds of $5,319,871 of which $26,574 represented accrued interest. Capital gains recognized on the sale were minimal. The proceeds were invested in 90-day U.S. Treasury Bills. This sale accounts for the majority of the $5,266,985 increase in cash and cash equivalents reported in our consolidated statement of cash flows for the year ended December 31, 2003.

4.    DISCONTINUED OPERATION

      On February 22, 2005 we entered into agreements with Serologicals Corporation and its direct and indirect subsidiaries, Chemicon Specialty Media, Inc. ("Purchaser") and Chemicon International, Inc., pursuant to which CMT sold substantially all of the assets, including the facility on 580 Marshall Street, Phillipsburg, NJ, of its Specialty Media Division (the "Division") to the Purchaser for $6,500,000 in cash.

      Pursuant to the Asset Purchase Agreement among the parties, CMT sold substantially all of the assets of the Division for $6,095,000, subject to post-closing working capital adjustments. Of this amount, $500,000 is being held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. Assuming no indemnification obligations of the Company or CMT, $250,000 will be paid to the Company on each of the six month and one year anniversaries of the Asset Purchase Agreement.

      The parties also entered into an Agreement of Sale pursuant to which the Purchaser acquired the Division's facility at 580 Marshall St., Philipsburg, NJ for $405,000 (the "Real Estate Purchase Agreement"). The Purchaser also agreed to retire the outstanding loan in the amount of $243,310 secured by a mortgage on the property pursuant to the terms of the Asset Purchase Agreement.

      The parties also entered into a Transition Services Agreement pursuant to which CMT will provide the Purchaser with certain telecommunication, accounting and document management services until June 30, 2005.

      The assets and liabilities of the Division are classified as "held-for-sale" as follows:

                                                     AS OF DECEMBER 31,
                                                  -----------------------
                                                     2004         2003
                                                  ----------   ----------
Assets held for sale:
                  Accounts receivable             $  443,986   $  355,419
                  Inventory                          234,875      241,134
                  Deferred financing costs             6,434        7,202
                  Property, plant and equipment      488,667      574,460
                                                  ----------   ----------
Total assets held for sale                        $1,173,962   $1,178,215
                                                  ==========   ==========

Liabilities held for sale:
                  Accounts payable                   222,943      173,996
                  Mortgage payable                   244,495      249,670
                                                  ----------   ----------
Total liabilities held for sale                   $  467,438   $  423,666
                                                  ==========   ==========

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets," the operations of the Division are reported separately as discontinued operations for all periods presented. The financial results of the Division, included in discontinued operations, were as follows:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2004         2003         2002
                                           ----------   ----------   ----------
Product revenues                           $3,298,799   $2,938,279   $2,662,204

Direct costs                                1,391,790    1,227,770    1,102,466
                                           ----------   ----------   ----------

Income after direct costs                   1,907,009    1,710,509    1,559,738

Operating expenses:
    Selling, general and administrative       672,405      699,463      566,294
    Research and development                   19,554       16,419        1,666
    Depreciation and amortization              85,793      105,225      100,283
                                           ----------   ----------   ----------

Total operating expenses                      777,752      821,107      668,243

Income from operations                      1,129,257      889,402      891,495

Interest expenses                              11,429       15,078       26,385
                                           ----------   ----------   ----------

Income before provision for income taxes    1,117,828      874,324      865,110

Provision for income taxes                     65,509       62,445       76,468
                                           ----------   ----------   ----------

Net income from discontinued operation     $1,052,319   $  811,879   $  788,642
                                           ==========   ==========   ==========

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                            DECEMBER 31,
                                      -----------------------
                                         2004         2003
                                      ----------   ----------
Building and Improvements             $  374,356   $  321,630
Machinery and Equipment                2,489,578    2,058,999

Equipment under capital lease            197,777      130,945
Furniture and Fixtures                   242,881      207,835
                                      ----------   ----------
Total Property, Plant and Equipment    3,304,592    2,719,409

Less: Accumulated Depreciation         2,365,326    1,890,269
                                      ----------   ----------

Property, Plant and Equipment - net   $  939,266   $  829,140
                                      ==========   ==========

      Depreciation expense charged to continuing operations was $502,444, $447,274, $478,222 for the years ended December 31, 2004, 2003 and 2002 respectively. As of December 31, 2004 and 2003 the carrying amounts of equipment under capital lease was $91,610 and $85,135 respectively.

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

      Another provision of the agreement requires that a minimum of $50,000 per six month period or $100,000 per annual period be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must have been involved in active negotiation to raise $1,000,000 in additional funding. We satisfied this provision through April 2004.

      In consideration of the license agreement, Columbia was issued 75,000 shares of our common stock and will receive royalties of 1% of the net sales of any licensed products or services. The value of this license agreement is recorded as license costs, net of accumulated amortization on the consolidated balance sheet. The original value of the license reflects the closing share price of our common stock on April 10, 2000. The value of the license, net of amortization as of December 31, 2004 and 2003 was $317,515 and 343,434, respectively. The following table details the expected amortization costs of the license over the next 5 years:

For the years ended:              Expected amortization expense
        2005                             $   25,919
        2006                                 25,919
        2007                                 25,919
        2008                                 25,919
        2009                                 25,919
                                         ----------
        Total                            $  129,515

      On May 27, 2004 we entered into a second license agreement with Columbia for the exclusive license to Columbia's rights under patent applications developed jointly by us and Columbia in the area of assaying receptor activity. In consideration of the May 27, 2004 exclusive license agreement, we agreed to the following:

         - We will pay Columbia a royalty totaling 5% of the net sales received by us on any products developed by us and approved by the Food & Drug Administration ("FDA").

         - We will also pay to Columbia a royalty totaling 5% of any payments received by us on any products approved by the FDA that were developed pursuant to sublicenses of our rights under the patents.

      We are also obligated to spend the following on the research and development of products under the patents:

         -     A minimum of $1,000,000 from May 27, 2004 through December 31,
               2005 and

         - A minimum of $100,000 per year for calendar years 2006 through 2010.

For the period from May 27, 2004 through December 31, 2004 we spent approximately $920,000 on the research and development of products under the patents.

      There is no assurance that the technology related to the licensing agreements with The Trustees of Columbia University or other technologies involved in the research and development activities of Sentigen Biosciences will prove to be productive. In the event we decide to terminate such activities, there will be associated costs to us, such as payment to employees and expenses related to the closing of its facility at 3960 Broadway, New York, New York. No provisions have been made for such possible further expense.

7.    FEDERAL RESEARCH CONTRACTS AND NIH GRANTS

      On July 26, 2004, we were awarded a contract by the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. The contract, entitled "Olfactory Receptor Microarray-Based Sensor for Explosives Detection (ORM-EDS)", will provide Sentigen Biosciences with $1.65 million in research funding through July 2006. We are conducting research for the development of a freestanding sensor for the detection of explosive agents. The sensor is aimed at reproducing the sensitivity, versatility and chemical range of the mammalian nose. We are attempting to isolate, produce and assemble mammalian olfactory receptors into microarrays that would allow the nano-scale monitoring of patterns of olfactory receptor activation resulting from exposure to potentially harmful agents. The contract provides for the reimbursement of research expenditures plus a fixed profit margin. Through December 31, 2004 we have earned revenues of $183,213 under this contract, while incurring total costs of $174,489.

      On August 19, 2002, Sentigen Biosciences was awarded a NIH Federal Phase I Grant in the amount of $100,003. The term of the grant was from September 1, 2002 through February 28, 2003. The grant covers the direct costs of a specific project within Sentigen Biosciences overall research program as well as an allocation for facilities and administrative costs of Sentigen Biosciences related to the project. As of December 31, 2002, Sentigen Biosciences had completed the research project covered under the grant and all funds had been received from the NIH. The activity on this grant is reflected in the consolidated statements of operations for the year ended December 31, 2002.

8.    RETIREMENT PLAN

      We administer a 401(k) retirement plan for all eligible employees who meet certain eligibility criteria such as age, term of employment, etc. Eligible employees may elect to contribute a portion of their gross salary (subject to federal tax law) to the plan. We do not make matching contributions to the plan.

9.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                                               UNPAID PRINCIPAL AT
                                                                                                                  DECEMBER 31,
                               FACE       INTEREST                                                           ---------------------
  COMPANY      MATURITY        VALUE        RATE                   DESCRIPTION AND COVENANTS                    2004       2003
  -------      --------        -----      ---------                -------------------------                 ---------   ---------
                                                       Equipment Loan. Guaranteed by Sentigen Holding
                Matured                    5.50%       Corp. Guarantor required to maintain unencumbered
CMT              August      $350,000    (variable)    liquid assets of two-times the outstanding loan
                  2004                                 balance.                                                      -      43,572

                                                       Equipment Loan. Guaranteed by Sentigen Holding
                                           5.25%       Corp. CMT is required to maintain cash-flow equal
CMT               May        $720,000     (fixed)      to 1.25 to 1.00 times annual debt service as well
                 2009                                  as maintain a debt to equity ratio of 3 to 1.           488,982     584,662

                                                       Equipment Loan. Guaranteed by Sentigen Holding
                                           4.50%       Corp. CMT is required to maintain cash-flow equal
CMT            To be         $361,402    (variable)    to 1.25 to 1.00 times annual debt service as well
               Negotiated                              as maintain a debt to equity ratio of 3 to 1.           361,402           -

                                                       Equipment Loan. Guaranteed by Sentigen Holding
Sentigen         April                     5.50%       Corp. Guarantor required to maintain unencumbered
Biosciences       2005       $300,000    (variable)    liquid assets of two-times the outstanding loan
                                                       balance.                                                 21,027      92,121
                                                                                                             ---------   ---------

                                                                                                             $ 871,411   $ 720,355

               Less:  Current Maturities                                                                      (122,367)   (210,966)
                                                                                                             ---------   ---------
               Long-Term Debt - Net                                                                          $ 749,044   $ 509,389
                                                                                                             =========   =========

      We were in compliance with all debt covenants as of December 31, 2004 and 2003.

      On August 13, 2004 CMT borrowed $110,310 under a $500,000 promissory note to finance capital equipment expenditures. We are required to pay interest at the prime rate on principal amounts borrowed during the first year of the promissory note. At the conclusion of the first year of the promissory note (July 2005), a principal repayment schedule will be negotiated and the interest rate will become fixed. On October 26, 2004 CMT borrowed an additional $197,373 under this loan commitment. On December 3, 2004 CMT borrowed an additional $53,719 under this loan commitment.

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

      A schedule of principal payments over the next five years is as follows:

                               TOTAL         LESS THAN 1 YEAR     1-3 YEARS       3-5 YEARS    GREATER THAN 5 YEARS
                               -----         ----------------     ---------       ---------    --------------------
Long-Term Debt Obligations   $ 871,411           122,367           399,942         312,962            36,140

10.   COMMITMENTS

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

      Ronald C. Newbold. On January 3, 2005, we entered into an employment agreement with Ronald C. Newbold, PhD pursuant to which the Company will employ Dr. Newbold as its Executive Vice President of Commercial Operations. The Agreement has an initial term of two years and will be renewed automatically for an additional one year period at the end of each term unless either party gives notice not to extend. The agreement provides for an annual salary at the rate of $205,000, which will be reviewed annually. The agreement also provides for a $500 per month car allowance. Upon execution of the Agreement, Dr. Newbold received a bonus of $25,000. The Employment Agreement contemplates the development of a bonus plan providing for the payment of an annual bonus to Dr. Newbold upon achievement of certain operational and financial milestones. The bonus, payable at the end of 2005 will not be less than $25,000. Pursuant to the Employment Agreement, Dr. Newbold was also awarded an option to purchase 50,000 shares of the Company's common stock pursuant to the Company's 2000 Performance Equity Plan at an exercise price equal to $7.00 per share. The options will vest in equal annual installments over a four-year period.

      Thomas Livelli. On May 23, 2001, CMT entered into an employment agreement with Mr. Livelli to serve as Chief Executive Officer and President of CMT until the earlier of May 22, 2006 or the two-year anniversary of a "change in control" (as such term is defined in the employment agreement). The employment agreement provided for an annual base compensation of $150,000, with automatic cost of living adjustments on each one-year anniversary of the agreement. Mr. Livelli is also entitled to participate in CMT's bonus plan, which is based on CMT's net profits (subject to certain adjustments) and allocated each year by the Board of Directors. Mr. Livelli's agreement provides that his bonus shall be at least $20,000 for each full fiscal year of employment. If such minimum bonus payment exceeds Mr. Livelli's allocated bonus under the plan, the excess shall be credited against any future allocated bonuses in excess of $20,000. The employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of two years thereafter. Pursuant to the employment agreement, Mr. Livelli was granted an option to purchase 25,000 shares of our common stock at $9.00 per share. This option expires on May 22, 2011 and vests in five equal annual installments commencing on January 1, 2002. On August 1, 2002, Mr. Livelli's employment agreement was amended to provide for an annual base salary of $165,000. Pursuant to the automatic cost of living adjustment provided for in the agreement we increased

Mr. Livelli's annual base salary to $169,571 effective May 23, 2003. In August, 2004, Mr. Livelli's annual base salary was increased to $200,000. On July 29, 2003 Mr. Livelli's employment agreement was amended to provide for a one-time bonus of $10,000 in addition to any bonus earned by Mr. Livelli in 2003. The amendment also extended the terms of Mr. Livelli's employment agreement to the earlier of May 22, 2008 or the two year anniversary of a "change in control" (as such term is defined in the employment agreement).

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

11.   LEASES

      Operating Leases. Lease commitments classified as operating-type leases consist primarily of facilities, office equipment and certain laboratory equipment. Rental expenses for these operating-type leases are as follows:

                                                                                                           RENTAL EXPENSE
                                                                                                        FOR THE YEARS ENDED
                                                                                                     --------------------------
COMPANY                                       PURPOSE AND TERMS                                      2004       2003       2002
-------                                       -----------------                                      ----       ----       ----
              PROPERTIES:

CMT           In November 2001, CMT signed a 44-month lease for approximately 11,000 square feet of laboratory and office/warehouse space at 445 Marshall Street, Phillipsburg, New
              Jersey.                                                                              $160,092   $158,123   $144,793

Sentigen      Sentigen Biosciences leases laboratory space at 3960 Broadway, New York, New York,
Biosciences   10032. In October 2004, we signed a one-year extension on this location and
              expanded this location by an additional 700 square feet                                82,161     68,778     82,440

Sentigen      We lease approximately 980 square feet of office space for use by our Board of
Holding       Directors and Executive Officers at 434 East Cooper Street, Aspen, Colorado. The
Corp.         lease expires April 30, 2005; we intend to renew this lease, should the lease
              terms be acceptable to us.                                                             39,450     40,993     38,654

CMT           In March 2001, CMT signed a 3-year lease for approximately 3,000 square feet of laboratory space at 418 Industrial Drive, North Wales, Pennsylvania.
              This space accommodates the high throughput screening support services group. In February 2003 , CMT expanded the 418 Industrial Drive location an
              additional 3,000 feet to include 422 Industrial Drive.                                 36,000     34,500     18,000

Sentigen      On October 1, 2003, we leased an apartment in New York, New York in connection
Holding       with our employment agreement with Erik R. Lundh. The lease expired on September
Corp.         30, 2004 and was not renewed.                                                          22,050      7,350          -

              EQUIPMENT:

CMT           CMT leases certain laboratory and office equipment under operating leases.             46,798     22,748     17,294

Sentigen      Sentigen Biosciences leases certain office equipment under operating
Biosciences   leases.                                                                                20,554      5,460      4,195
                                                                                                   --------   --------   --------

                                                                            Total Rental Expense   $407,105   $337,952   $305,376
                                                                                                   ========   ========   ========

      Capital Leases. In April 2004, CMT leased equipment for use in the provision of services under certain contracts. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $66,832. We used a fixed interest rate of 5.00% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in March 2007. Rental payments for the year ended December 31, 2004 totaled $17,782. Of those payments, $15,533 was applied to the capital lease liability and $2,249 was applied to interest expense. As of December 31, 2004 the total remaining obligation under this lease amounted to $51,299.

      In July 2003, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $35,000. We used a fixed interest rate of 5.00% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in June 2006. Rental payments for the year ended December 31, 2004 totaled $12,744. Of those payments, $11,534 was applied to the capital lease liability and $1,210 was applied to interest expense. As of December 31, 2004 the total remaining lease obligation amounted to $17,912.

      In October 2002, CMT leased equipment for use in the performance of certain contracts in the MCS division. The lease qualified for treatment as a capital lease for accounting purposes. At the inception of the lease, equipment and an offsetting capital lease liability was recorded on our consolidated balance sheet in the amount of $95,945. We used a fixed interest rate of 7.40% to approximate the borrowing rate for the lease. The equipment is being depreciated on a straight-line basis through the term of the lease which expires in September 2005. Rental payments for the year ended December 31, 2004 totaled $36,067. Of those payments, $32,914 was applied to the capital lease liability and $3,153 was applied to interest expense. As of December 31, 2004 the total remaining lease obligation amounted to $24,571.

      The estimated future minimum rental payments under capital and operating-type leases over the next three years are as follows:

                                                            CAPITAL          OPERATING
                                                          ----------         ----------
For the year ending December 31,
    2005                                                  $   63,503         $  410,450
    2006                                                      29,576            230,645
    2007                                                       6,982                  -
                                                          ----------         ----------
Minimum rental payments                                   $  100,061         $  641,095
(Less) interest-portion of rental payments                    (6,279)
                                                          ----------
Capital lease obligation                                  $   93,782
                                                          ==========

12.   INCOME TAXES

      Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss and tax credit carryforwards. The significant components of net deferred tax assets are as follows:

                                                                 DECEMBER 31,
                                                    --------------------------------------
                                                        2004                    2003
                                                    ---------------        ---------------
Net operating loss carryforwards                    $     1,839,000        $     1,393,000
Research and Development credit carryforward                311,000                144,000
AMT Credit carryforward                                       6,000                  6,000
Stock based compensation                                    464,000                377,000
Depreciation and other temporary differences                 22,000                 14,000
                                                    ---------------        ---------------
Total deferred tax assets                                 2,642,000              1,934,000
Less:  Valuation allowance                                2,642,000              1,934,000
                                                    ---------------        ---------------
Net deferred tax assets                             $             -        $             -
                                                    ===============        ===============

      We believe that it is more likely than not that the deferred tax assets will not be realized and have therefore provided a valuation allowance in the consolidated balance sheet equal to the entire amount of the deferred tax assets.

      The provision for income taxes on continuing operations differs from the amount using the statutory federal income tax rate (34%) as follows:

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                                2004                 2003                 2002
                                                            ------------         ------------         ------------
At Statutory Rates                                          $   (583,000)        $   (297,000)        $   (132,000)

        Loss for which no benefit was recorded                   583,000              297,000              132,000
        State income taxes on continuing operations               87,776               63,699               59,383
        State income taxes on discontinued operation              65,509               62,445               76,468
                                                            ------------         ------------         ------------

Provision for income taxes                                  $    153,285         $    126,144         $    135,851
                                                            ============         ============         ============

      At December 31, 2004 we have federal and state net operating loss carryforwards of $3,659,610 and $9,389,874, respectively, available to offset future federal and state taxable income. These carryforwards will expire between December 31, 2009 and December 31, 2024. Additionally, we have research and development credit and Alternative Minimum Tax credit carryforwards of $311,000 and $6,000 respectively. The research and development credit carryforwards will expire between December 31, 2012 and December 31, 2024 and the Alternative Minimum Tax credit carryforwards may be carried forward indefinitely. These credit carryforwards will be available to offset future federal income tax liabilities.

13.   EQUITY COMPENSATION PLANS

      We have two equity compensation plans: the 1990 Stock Option Plan and the 2000 Performance Equity Plan. We no longer grant options to purchase common stock under the 1990 Stock Option Plan. The 2000 Performance Equity Plan provides for the award of options to purchase common stock, stock appreciation rights, restricted stock, deferred stock, stock-reload options and other stock-based awards covering up to 2,000,000 shares of our common stock.

      The 2000 Performance Equity Plan is administered by our Board of Directors. Subject to the provisions of the plan, the Board of Directors (or a committee thereof) has the authority to determine the individuals to whom awards are to be made, the number of shares of our common stock to be covered by each award, the type of award, the exercise or contract price, the vesting period and life of the award, restrictions, if any, on the exercise of the award, the terms for the payment of the exercise or contract price and other terms and conditions. The 2000 Performance Equity Plan provides for awards to employees, directors, consultants, agents and other persons that are deemed to be valuable to us or our subsidiaries. The 2000 Performance Equity Plan prohibits the issuance of any award covering more than 200,000 shares of common stock to any one person in any one calendar year.

      Since the inception of the 2000 Performance Equity Plan only options to purchase common stock have been awarded under the Plan. The 2000 Performance Equity Plan permits the award of both incentive stock options, as defined in
Section 422 of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section ("non-incentive stock options"). The exercise price of each incentive and non-incentive stock option may not be less than 100% of the quoted market price of our common stock on the date of the grant. In the case of a grant of an incentive stock option to an employee who owns 10% or more of our outstanding stock, the exercise price may not be less than 110% of the quoted market price of our common stock on the date of the grant.

      At December 31, 2004, options to purchase an aggregate of 240,670 and 1,174,551 shares of our common stock were outstanding under the 1990 plan and 2000 plan, respectively. In the past we have awarded non-plan options and warrants to certain officers, employees and consultants. At December 31, 2004, non-plan warrants to purchase 44,810 shares of our common stock were outstanding. These non-plan warrants were issued in November 2000 in connection with a private placement of our common stock. At December 31, 2004 we have 816,381 shares of common stock remaining for additional grants of stock-based awards under the 2000 Performance Equity Plan. We no longer grant options to purchase common stock under the 1990 Stock Option Plan.

      The pro-forma information required by SFAS No. 148 regarding net income and earnings per share has been presented as if the stock option plans had been accounted for under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                             2004              2003              2002
                                           -------           -------            -------
Weighted Average Assumptions:
   Expected service period                 5 years           5 years            5 years
   Risk free interest rate                  3.0%               1.8%               4.0%
   Volatility of stock                      125%               114%               240%
   Expected dividend yield                    0%                 0%                 0%

      The weighted average fair value per share of the options granted during 2004, 2003 and 2002 was $7.30, $4.48 and $4.71, respectively.

      In addition to the options granted to employees and directors, we granted 13,000, 7,000 and 0 options to non-employees during the years ended December 31, 2004, 2003 and 2002 respectively. Non-employees consist primarily of consultants to us or our subsidiaries. Consultants are retained under consulting agreements and are not considered employees of ours or our subsidiaries. Non-cash stock-based compensation cost of $785,577, $943,200 and $222,437 during the years ended December 31, 2004, 2003 and 2002 respectively, was recognized based on the fair value of the options issued to scientific consultants retained in the year 2000 and, amortized over the respective five year anticipated service periods.

      On September 4, 2003 an option agreement with the Chairman of the Board, Chief Executive Officer and President was amended. The option is for the purchase of 217,000 shares of our common stock at $1.625 per share and was originally granted on May 1, 1996. The stock option is fully vested and would have expired on April 30, 2004. The amendment extends the life of the option to April 30, 2006. All other terms of the stock option agreement remain unchanged. As a result of this amendment and according to FASB Interpretation No. 44 to APB Opinion No. 25 we recognized stock based compensation in the amount of $820,407 on the date of the amendment.

Presented below is a summary of stock option plan activity for the years shown:

                                           WEIGHTED               WEIGHTED
                                            AVERAGE               AVERAGE
                                           EXERCISE    OPTIONS    EXERCISE
                               OPTIONS       PRICE   EXERCISABLE   PRICE
                              ---------    --------  -----------  --------
Balance, January 1, 2002      1,625,250    $   4.36     926,670   $   2.99
 Granted                         44,364        6.00
 Exercised                     (303,720)       0.68
 Cancelled                      (52,050)       4.40
                              ---------
Balance, December 31, 2002    1,313,844    $   5.26     767,370   $   4.64
  Granted                       109,500        4.80
  Exercised                      (3,700)       1.22
  Cancelled                     (50,385)       4.97
                              ---------
Balance, December 31, 2003    1,369,259    $   5.24     890,352   $   4.97
 Granted                         63,000        7.05
 Exercised                      (15,948)       4.13
 Cancelled                       (1,090)       6.05
                              ---------
Balance, December 31, 2004    1,415,221    $   5.33   1,064,509   $   5.23
                              =========

Presented below are options currently outstanding and exercisable at December 31, 2004:

                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                -------------------            ------------------------
                                      WEIGHTED       WEIGHTED
    RANGE OF                          AVERAGE        AVERAGE                 WEIGHTED
    EXERCISE                         REMAINING       EXERCISE                AVERAGE
     PRICES          NUMBER            LIFE            PRICE    NUMBER    EXERCISE PRICE
---------------     ---------        ---------       --------  ---------  --------------
$ 1.00 - $ 1.81       240,670           1.6          $   1.58    238,220     $   1.58
    4.50 - 4.75       120,000           8.2              4.71     76,499         4.70
    5.00 - 5.88       553,500           1.0              5.01    387,400         5.01
    6.00 - 6.50       203,051           4.6              6.12    122,390         6.11
    7.12 - 7.65        53,000           9.6              7.25     13,000         7.65
           9.00       245,000           4.5              9.00    227,000         9.00
                    ---------                                  ---------
                    1,415,221           3.2          $   5.33  1,064,509     $   5.23
                    =========                                  =========

14.   SEGMENT INFORMATION

      We operate through two wholly-owned subsidiaries, CMT and Sentigen Biosciences. CMT, Sentigen Biosciences and Corporate are distinct reportable operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Sales and transfers between segments, if any, are accounted for as if the transactions were to third parties, that is at current market prices. All inter-company transactions have been eliminated in the presentation of segment information.

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------
                                                          2004                  2003                   2002
                                                      -------------         -------------         -------------
Revenues
        CMT                                           $   6,126,840         $   6,076,502         $   4,455,239
        Sentigen Biosciences                                188,213                     -               100,003
                                                      -------------         -------------         -------------
Total reported                                        $   6,315,053         $   6,076,502         $   4,555,242
                                                      =============         =============         =============

Operating income (loss)
        CMT                                           $   1,342,984         $   1,725,336         $     709,455
        Sentigen Biosciences                             (2,114,737)           (1,259,673)           (1,124,787)
        Corporate                                        (2,087,159)           (2,122,598)           (1,098,299)
                                                      -------------         -------------         -------------
Total reported                                        $  (2,858,912)        $  (1,656,935)        $  (1,513,631)
                                                      =============         =============         =============

Depreciation and amortization
        CMT                                           $     436,825         $     369,949         $     382,439
        Sentigen Biosciences                                 59,619                67,253                82,788
        Corporate                                             6,000                10,072                12,995
                                                      -------------         -------------         -------------
Total reported                                        $     502,444         $     447,274         $     478,222
                                                      =============         =============         =============

Segment assets
        CMT                                           $   1,490,437         $   1,365,531         $   1,326,921
        Sentigen Biosciences                                629,504               459,919               581,303
        Corporate                                        10,094,840            10,119,714            10,046,695
                                                      -------------         -------------         -------------
        Total assets for reportable segments          $  12,214,781         $  11,945,164         $  11,954,919
        Assets held for sale                              1,173,962             1,178,215             1,193,516
                                                      -------------         -------------         -------------
Total reported                                        $  13,388,743         $  13,123,379         $  13,148,435
                                                      =============         =============         =============

Expenditures for property, plant and equipment
        CMT                                           $     413,585         $     115,956         $     465,158
        Sentigen Biosciences                                104,766                 4,700                14,950
        Corporate, unallocated to segments                        -                 3,927                 5,082
                                                      -------------         -------------         -------------
Total reported                                        $    (518,351)        $    (124,583)        $    (485,190)
                                                      =============         =============         =============

15.   SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

      Sentigen Biosciences

      For the year ended December 31, 2004 Sentigen Biosciences' revenues were primarily attributed to our contract from the Technical Support Working Group
(TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. Through December 31, 2004 we have earned revenues of $183,213 under this contract, while incurring total costs of $174,489. Receivables were outstanding under this contract in the amount of $80,545.

      Sentigen Biosciences did not earn any revenues during the year ended December 31, 2003 or have any receivables outstanding as of and for the year ended December 31, 2003. Our revenues earned during the year ended December 31, 2002 were under grant from the National Institute of Health and totaled $100,003. There were no receivables outstanding under this grant for the year ended December 31, 2002.

      Cell and Molecular Technologies, Inc.

      For the years ended December 31, 2004, 2003 and 2002, Merck & Co., Inc. accounted for approximately 62%, 61% and 58% of our consolidated annual revenues, respectively. Receivables from this customer as of December 31, 2004, 2003 and 2002 accounted for 46%, 29%, and 70% of our consolidated accounts receivable, respectively. For the year ended December 31, 2004 and 2003, Rockefeller University accounted for 10% and 11% of our consolidated annual revenues, respectively. We believe that these customers will continue to account for a significant percentage of revenues in the 2005 and 2006 fiscal years. We cannot assure you, however, that these customers will continue to generate significant revenues and the loss of any of these customers, or any other customers, could have a material adverse effect on our business.

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

16. UNAUDITED QUARTERLY FINANCIAL DATA

                                                                For the quarters ended
                                         -------------------------------------------------------------------
                                           March 31,         June 30,        September 30,     December 31,
                                             2004              2004              2004              2004
                                         ------------      ------------      ------------      ------------
Revenues:
  CMT                                    $  1,330,217      $  1,177,973      $  1,528,443      $  2,090,207
  Sentigen Biosciences                              -                 -            75,927           112,286
                                         ------------      ------------      ------------      ------------
                                            1,330,217         1,177,973         1,604,370         2,202,493

Income after direct costs:
  CMT                                         804,085           781,903           994,944         1,379,495
  Sentigen Biosciences                              -                 -            24,877            40,567
                                         ------------      ------------      ------------      ------------
                                              804,085           781,903         1,019,821         1,420,062

Operating income (loss):
  CMT                                         179,196           206,769           312,012           645,007
  Sentigen Biosciences                       (820,432)         (500,361)         (399,949)         (393,995)
  Parent company expenses                    (673,134)         (483,873)         (445,955)         (484,197)
                                         ------------      ------------      ------------      ------------
                                           (1,314,370)         (777,465)         (533,892)         (233,185)

Loss from continuing operations            (1,306,763)         (752,018)         (494,025)         (214,034)
Income from discontinued
  operations, net of tax                      319,440           242,892           255,115           234,871

Net (loss) income                        $   (987,323)     $   (509,126)     $   (238,910)     $     20,837
                                         ============      ============      ============      ============

Basic and diluted loss per share
  from continuing operations             $      (0.18)     $      (0.10)     $      (0.06)     $      (0.03)
                                         ============      ============      ============      ============

Basic and diluted income per
  share from discontinued operation      $       0.05      $       0.03      $       0.03      $       0.03
                                         ============      ============      ============      ============

Basic and diluted net (loss)
  income per share                       $      (0.13)     $      (0.07)     $      (0.03)     $       0.00
                                         ============      ============      ============      ============

Basic and diluted
  weighted average of
  common shares outstanding                 7,455,984         7,462,099         7,468,633         7,470,492
                                         ============      ============      ============      ============

                                                                          For the quarters ended
                                                    -------------------------------------------------------------------
                                                      March 31,         June 30,        September 30,     December 31,
                                                        2003              2003              2003              2003
                                                    ------------      ------------      ------------      ------------
Revenues:
  CMT                                               $  1,418,772      $  1,570,447      $  1,525,064      $  1,562,219
  Sentigen Biosciences                                         -                 -                 -                 -
                                                    ------------      ------------      ------------      ------------
                                                       1,418,772         1,570,447         1,525,064         1,562,219

Income after direct costs:
  CMT                                                  1,007,808         1,076,044         1,039,857         1,083,024
  Sentigen Biosciences                                         -                 -                 -                 -
                                                    ------------      ------------      ------------      ------------
                                                       1,007,808         1,076,044         1,039,857         1,083,024

Operating income (loss):
  CMT                                                    462,782           457,907           434,000           370,647
  Sentigen Biosciences                                  (241,644)         (347,927)         (301,476)         (368,626)
  Parent company expenses                               (276,362)         (230,834)       (1,088,940)         (526,462)
                                                    ------------      ------------      ------------      ------------
                                                         (55,224)         (120,854)         (956,416)         (524,441)

Loss from continuing operations                          (67,923)         (119,225)         (960,841)         (537,078)
Income from discontinued operations, net of tax          304,063           236,319           156,779           114,718

Net (loss) income                                   $    236,140      $    117,094      $   (804,062)     $   (422,360)
                                                    ============      ============      ============      ============

Basic and diluted loss
  per share from continuing operations              $      (0.01)     $      (0.02)     $      (0.13)     $      (0.07)
                                                    ============      ============      ============      ============

Basic and diluted income
  per share from discontinued operation             $       0.04      $       0.04      $       0.02      $       0.01
                                                    ============      ============      ============      ============
Basic and diluted
  net income (loss) per share                       $       0.03      $       0.02      $      (0.11)     $      (0.06)
                                                    ============      ============      ============      ============

Basic and diluted weighted average of
  common shares outstanding:                           7,452,044         7,453,894         7,454,744         7,454,744
                                                    ============      ============      ============      ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SENTIGEN HOLDING CORP.

Dated:   March 30, 2005

                                            By: /s/ Fredrick B. Rolff
                                                --------------------------------
                                            Fredrick B. Rolff
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

        Signature                                 Title                                  Date
        ---------                                 -----                                  ----
/s/ Joseph K. Pagano           Chairman of the Board, Chief Executive Officer      March 30, 2005
----------------------------   and President
Joseph K. Pagano

/s/ Fredrick B. Rolff          Chief Financial Officer (Principal Financial and    March 30, 2005
----------------------------   Accounting Officer)
Fredrick B. Rolff

/s/ Thomas Livelli             Director, Chief Executive Officer and               March 30, 2005
----------------------------   President of CMT
Thomas Livelli

/s/ Frederick R. Adler         Director                                            March 30, 2005
----------------------------
Frederick R. Adler

/s/ Gerald Greenwald           Director                                            March 30, 2005
----------------------------
Gerald Greenwald

/s/ Joel M. Pearlberg          Director                                            March 30, 2005
----------------------------
Joel M. Pearlberg

/s/ Samuel A. Rozzi            Director                                            March 30, 2005
----------------------------
Samuel A. Rozzi

/s/ Bruce Slovin               Director                                            March 30, 2005
----------------------------
Bruce Slovin

                                  EXHIBIT INDEX

                                                            INCORPORATED
EXHIBIT                                                     BY REFERENCE       NO. IN
NUMBER                        DESCRIPTION                   FROM DOCUMENT     DOCUMENT      PAGE
-------   -----------------------------------------------   -------------   -------------   ----
3.1      Certificate of Incorporation, as amended                 A         Exhibit 3.1

3.2      By-laws of the Company                                   A         Exhibit 3.2

4.1      Form of Subscription Agreement between the
         Company and each Investor                                B         Exhibit 4

4.2      Warrant Agreement between Theodore Serure and
         the Company                                              K         Exhibit 4.2

9.1      Voting Trust Agreement, dated December __,
         2001, by and between the Company, D.H. Blair
         Investment Banking Corporation and Frederick R.
         Adler.                                                   N         Exhibit 9.1

10.1    1990 Stock Option Plan                                    A         Exhibit 10.1

10.2    Consulting Agreement dated July 2, 1991, among
        the Company, Prime Cellular of Florida, Inc.
        and Joseph K. Pagano (the "Consulting
        Agreement")                                               C         Exhibit 10.2

10.3    Amendment to Consulting Agreement                         C         Exhibit 10.3

10.4    Agreement and Plan of Merger, dated as of May 14,
        1996, by and among the Company, Prime Cellular
        Acquisition Corp., Bern Associates, Inc. and the
        stockholders of Bern                                      D         Exhibit 2.1

10.5    Registration Rights Agreement, dated June 10, 1996,
        between Registrant and the Bern Stockholders              D         Exhibit 10.1

10.6    Escrow Agreement, dated June 10, 1996, between
        Registrant and the Bern Stockholders                      D         Exhibit 10.2

10.7    Indemnification Agreement, dated June 10, 1996
        between Registrant and the Bern Stockholders              D         Exhibit 10.3

10.8    Form of Amendment to Merger Agreement, dated
        June 11, 1997                                             E         Exhibit 10.9

10.9    Form of Settlement Agreement, dated August 28,
        1997                                                      E         Exhibit 10.10

10.10   Agreement and Plan of Merger, dated as of May 29,
        1998, by and among the Company, CMT Acquisition
        Corp., Cell & Molecular Technologies, Inc. and the
        stockholders of Cell & Molecular Technologies, Inc.       F         Exhibit 2


                                                                           INCORPORATED
EXHIBIT                                                                    BY REFERENCE                   NO. IN
NUMBER                            DESCRIPTION                              FROM DOCUMENT                  DOCUMENT          PAGE
-------      ----------------------------------------------------          -------------               -------------      --------

10.11   Mortgage dated February 6, 1997, with respect to
        premises  located at 580 Marshall Street,
        Phillipsburg, NJ 08865, assumed by the Company in
        connection with the CMT Merger                            G         Exhibit 10.11

10.12   Employment Agreement dated May 24, 1999, between
        Joseph K. Pagano and the Company                          I         Exhibit 10.14

10.13   Employment Agreement dated March 29, 2000, between
        Kevin Lee and Sentigen Corp.                              J         Exhibit 10.15

10.14   Option Agreement dated March 29, 2000, between the
        Company and Kevin Lee                                     J         Exhibit 10.16

10.15   Employment Agreement dated May 23, 2001, between
        Cell & Molecular Technologies, Inc. and Thomas
        Livelli                                                   L         Exhibit 10.17

10.16   Amendment to Stock Option Agreement, dated
        September 4, 2003, between Joseph K. Pagano and the
        Company                                                   M         Exhibit 10.2

10.17   Stock Option Agreement, dated April 30, 1999, between
        Joseph K. Pagano and the Company                          M         Exhibit 10.3

10.18   2000 Performance Equity Plan, as amended                  N         Exhibit 10.21

10.19   High Throughput Screening Support Services Agreement
        dated January 19, 2004 by and between Cell and
        Molecular Technologies, Inc. and Merck & Co., Inc. *      N         Exhibit 10.22

10.20   Lease Agreement for approximately 11,000 squre feet
        of laboratory and office/warehouse space at 445
        Marshall Street, Phillipsburg, New Jersey                 N         Exhibit 10.23

10.21   Sentigen Biosciences Loan Facility, maturing April
        2005.                                                     N         Exhibit 10.24

10.22   CMT Equipment Loan, maturing May 2009                     N         Exhibit 10.25

10.23   Agreement between the Trustees of Columbia
        University and Sentigen Biosciences dated May 27,
        2004.                                                     O         Exhibit 10.1

                                                                           INCORPORATED
EXHIBIT                                                                    BY REFERENCE                   NO. IN
NUMBER                            DESCRIPTION                              FROM DOCUMENT                  DOCUMENT          PAGE
-------      ----------------------------------------------------          -------------               -------------      --------
10.24   Award/Contract between Sentigen Holding Corp. and
        Technical Support Working Group                           P         Exhibit 10.1

10.25   Study Agreement between Cell & Molecular
        Technologies, Inc. and Merck & Co. Inc.                   P         Exhibit 10.2

10.26   Promissory Note between Cell & Molecular
        Technologies, Inc. and PNC Bank                           P         Exhibit 10.4

10.27   Employment Agreement dated as of January 3, 2005,
        between Sentigen Holding Corp. and Ronald C.
        Newbold.                                                  Q         Exhibit 10.1

10.28   Form of Stock Option Agreement                            Q         Exhibit 10.2

10.29   Asset Purchase Agreement dated February 22, 2005
        by and among Chemicon Specialty Media, Inc.,
        Chemicon International, Inc. Serologicals
        Corporation, Sentigen Holding Corp. and Cell &
        Molecular Technologies, Inc.                              R         Exhibit 10.1

10.30   Real Estate Purchase Agreement dated February 22,
        2005 by and between Chemicon Specialty Media, Inc.,
        Sentigen Holding Corp. and Cell & Molecular
        Technologies, Inc.                                        R         Exhibit 10.2

10.31   Escrow Agreement dated February 22, 2005 by and
        among Chemicon Specialty Media, Inc., Chemicon
        International, Inc. Serologicals Corporation,
        Sentigen Holding Corp., Cell & Molecular
        Technologies, Inc. and Sun Trust Bank, N.A.               R         Exhibit 10.3

10.32   Transition Services Agreement by and between
        Chemicon Specialty Media, Inc., Chemicon
        International, Inc. Serologicals Corporation,
        Sentigen Holding Corp. and Cell & Molecular
        Technologies, Inc.                                        R         Exhibit 10.4


                                                                           INCORPORATED
EXHIBIT                                                                    BY REFERENCE                   NO. IN
NUMBER                            DESCRIPTION                              FROM DOCUMENT                  DOCUMENT          PAGE
-------      ----------------------------------------------------          -------------               -------------      --------
21      List of Subsidiaries                                      I         Exhibit 21

23.1    Consent of  Deloitte & Touche LLP                         --            --            Filed
                                                                                            Herewith
31.1    Certification of Joseph K. Pagano Chairman,
        Chief Executive Officer and President, pursuant
        to Section 302 of the Sarbanes-Oxley Act of 2002.         --            --           Filed
                                                                                            Herewith
31.2    Certification of Fredrick B. Rolff, Chief
        Financial Officer, pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.                               --            --           Filed
                                                                                            Herewith
32.1    Certification of Joseph K. Pagano Chairman, Chief
        Executive Officer and President, pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002,
        regarding the information contained in Sentigen
        Holding Corp.'s Annual Report on Form 10-K for the
        year ended December 31, 2004.                             --            --           Filed
                                                                                            Herewith
32.2    Certification of Fredrick B. Rolff, pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002,
        regarding the information contained in Sentigen
        Holding Corp.'s Annual Report on Form 10-K for the
        year ended December 31, 2004.                             --            --            Filed
                                                                                            Herewith

A. Company's Registration Statement on Form S-18 (Registration No. 3-35537-NY).

B. Company's Report on Form 8-K filed on December 8, 2000.

C. Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

D. Company's Report on Form 8-K filed on June 26, 1996.

E. Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

F. Company's Report on Form 8-K filed on June 15, 1998.

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

J. Company's Report on Form 10-Q for the quarter ended March 31, 2000.

K. Company's Report on Form 10-K for the fiscal year ended December 31, 2000.

L. Company's Report on Form 10-Q for the quarter ended September 30, 2001.

M. Company's Report on Form 10-Q for the quarter ended September 30, 2003.

N. Company's Report on Form 10-K for the fiscal year ended December 31, 2003.

O. Company's Report on Form 10-Q for the quarter ended June 30, 2004.

P. Company's Report on Form 10-Q for the quarter ended September 30, 2004.

Q. Company's Report on Form 8-K filed on January 7, 2005

R. Company's Report on Form 8-K filed on February 28, 2005