Form 10-Q
period 2005-03-31
SENTIGEN HOLDING CORP
filed 2005-05-06
CIK 864890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM_____________________TO_____________________

                         COMMISSION FILE NUMBER: 0-18700

                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                     13-3570672
----------------------------------------     ----------------------------------------------
    (State or Other Jurisdiction of             (I.R.S. Employer Identification Number)
     Incorporation or Organization)

                   445 Marshall Street, Phillipsburg, NJ 08865
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (908) 387-1673
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of May 5, 2005 the registrant had outstanding 7,474,542 shares of its Common Stock, $.01 par value.

================================================================================

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I. FINANCIAL INFORMATION.........................................................................         3

Item 1.    Consolidated Financial Statements..........................................................         3

                Consolidated Balance Sheets
                      March 31, 2005 (Unaudited) and December 31, 2004................................         3

                Consolidated Statements of Operations (Unaudited)
                      For the three months ended, March 31, 2005 and 2004.............................         5

                Consolidated Statements of Cash Flows (Unaudited)
                      For the three months ended, March 31, 2005 and 2004.............................         7

            Notes to Consolidated Financial Statements (Unaudited)....................................         9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................................         15

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.....................................         22

Item 4.    Controls and Procedures....................................................................         23

PART II. OTHER INFORMATION...........................................................................          23

Item 1.    Legal Proceedings..........................................................................         23
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds................................         23
Item 3.    Defaults Upon Senior Securities............................................................         23
Item 4.    Submission of Matters to a Vote of Security Holders........................................         23
Item 5.    Other Information..........................................................................         23
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

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Balance Sheets (page 1 of 2)

                                                                                                    (Unaudited)
                                                                                                      March 31,         December 31,
                                                                                                        2005                2004
                                                                                                     -----------         -----------
 Assets
             Current assets


                      Cash and cash equivalents                                                      $   708,875         $   347,560
                      U.S. treasury notes, available for sale, at fair value                          14,553,678           9,738,938

                      Restricted cash held in escrow from sale of assets                                 516,419                  --

                      Assets held for sale                                                                    --           1,173,962
                      Accounts receivable - net of allowance for doubtful accounts
                            of $40,000 for 2005 and 2004                                                 509,857             616,831

                      Accrued interest receivable                                                        131,511              39,844

                      Prepaid expenses                                                                   199,584             193,542
                                                                                                     -----------         -----------

                                                                                                      16,619,924          12,110,677
                                                                                                     -----------         -----------


             Property, plant and equipment                                                             3,124,841           3,106,815
             Equipment under capital lease                                                               197,777             197,777

             Less:  accumulated depreciation                                                           2,487,622           2,365,326
                                                                                                     -----------         -----------

                                                                                                         834,996             939,266
                                                                                                     -----------         -----------
             Other assets

                     Security deposits                                                                    21,111              21,111
                      Deferred financing costs - net of accumulated amortization
                            of $3,326 for 2004                                                                --                 174
                      License costs - net of accumulated amortization
                            of $129,590 for 2005 and $123,110 for 2004                                   311,035             317,515
                                                                                                     -----------         -----------

                                                                                                         332,146             338,800
                                                                                                     -----------         -----------

Total assets                                                                                         $17,787,066         $13,388,743
                                                                                                     ===========         ===========

          (Consolidated Balance Sheets are continued on the next page)
                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Balance Sheets (page 2 of 2)

                                                                                                (Unaudited)
                                                                                                 March 31,             December 31,
                                                                                                    2005                   2004
                                                                                                ------------           ------------
Liabilities and stockholders' equity
            Current liabilities
                     Current maturities of long-term debt                                       $    105,324           $    122,367
                     Liability under capital lease - current
                     portion                                                                          50,139                 58,331
                     Liabilities held for sale                                                            --                467,438
                     Accounts payable and accrued expenses                                         2,139,867                968,820
                     Customer deposits                                                               450,879                910,295

                     Unearned revenue                                                                 14,045                 14,045
                                                                                                ------------           ------------
                                                                                                   2,760,254              2,541,296

            Liability under capital lease - long-term                                                 26,745                 35,451

            Long-term debt - net of current maturities                                               723,885                749,044
                                                                                                ------------           ------------


            Total liabilities                                                                      3,510,884              3,325,791
                                                                                                ------------           ------------

            Stockholders' equity

                     Preferred Stock - $.01 par value, 5,000,000 shares
                          authorized - none issued or outstanding                               $         --           $         --
                     Common Stock - $.01 par value, 20,000,000 shares
                          authorized, 7,471,692 and 7,470,692 shares issued
                          and outstanding in 2005 and 2004, respectively                              74,716                 74,706
                     Additional paid-in capital                                                   14,037,332             14,035,532
                     Accumulated other comprehensive loss                                           (164,516)                (3,843)
                     Retained earnings (accumulated deficit)                                         328,650             (4,043,443)
                                                                                                ------------           ------------

            Total stockholders' equity                                                            14,276,182             10,062,952
                                                                                                ------------           ------------

Total liabilities and stockholders' equity                                                      $ 17,787,066           $ 13,388,743
                                                                                                ============           ============

                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Operations (page 1 of 2)

                                                                                                           (Unaudited)
                                                                                                   For the Three Months Ended
                                                                                                            March 31,
                                                                                                  2005                     2004
                                                                                               -----------              -----------
 Revenue

             Molecular cell science                                                            $ 1,597,704              $ 1,330,217
             Federal contracts                                                                     163,812                       --
                                                                                               -----------              -----------
                                                                                                 1,761,516                1,330,217
 Direct Costs

             Molecular cell science                                                                600,602                  526,132
             Federal contracts                                                                      99,762                       --
                                                                                               -----------              -----------
                                                                                                   700,364                  526,132
 Income After Direct Costs

             Molecular cell science                                                                997,102                  804,085
             Federal contracts                                                                      64,050                       --
                                                                                               -----------              -----------
                                                                                                 1,061,152                  804,085
 Operating Expenses
             Selling, general and administrative costs                                             545,824                  482,741
             Research and development                                                              415,548                  402,215
             Federal contracts                                                                      56,250                       --
             Corporate overhead                                                                    538,887                  491,520
             Stock based compensation                                                                   --                  648,565
             Depreciation and amortization                                                         128,950                   93,414
                                                                                               -----------              -----------
                                                                                                 1,685,459                2,118,455

 Operating loss                                                                                   (624,307)              (1,314,370)

 Interest income                                                                                    95,187                   27,706

 Interest expense                                                                                   12,628                   10,745
                                                                                               -----------              -----------
                                                                                                    82,559                   16,961

 Loss from continuing operations before provision for income tax                                  (541,748)              (1,297,409)

 Provision for income taxes                                                                          9,480                    9,354
                                                                                               -----------              -----------

 Loss from continuing operations                                                                  (551,228)              (1,306,763)

 Income from discontinued operations, net of tax
         (including gain on disposal of $4,773,810, net of tax for 2005)                         4,923,322                  319,440
                                                                                               -----------              -----------

 Net income (loss)                                                                             $ 4,372,094              $  (987,323)

 Other comprehensive net (loss):

            Change in unrealized loss on U.S. Treasury Notes                                      (160,673)                      --
                                                                                               -----------              -----------
 Comprehensive income (loss)                                                                   $ 4,211,421              $  (987,323)
                                                                                               ===========              ===========

      (Consolidated Statements of Operation are continued on the next page)
                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Operations (page 2 of 2)

                                                                                                        (Unaudited)
                                                                                                 For the Three Months Ended
                                                                                                         March 31,
                                                                                               2005                       2004
                                                                                            ---------                 -------------
NET INCOME (LOSS) PER SHARE INFORMATION:

Basic and diluted loss per share from continuing operations                                 $      (0.07)             $      (0.18)
                                                                                            ============              =============

Basic and diluted net income per share from discontinued operations                         $       0.66              $       0.05
                                                                                            ============              =============

Basic and diluted net income (loss) per share                                               $       0.59              $      (0.13)
                                                                                            ============              =============

Weighted average shares outstanding:
            Basic and Diluted                                                                  7,471,492                  7,455,984
                                                                                            ============              =============

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (page 1 of 2)

                                                                                                             (Unaudited)
                                                                                                     For the Three Months Ended
                                                                                                              March 31,
                                                                                                     2005                  2004
                                                                                                 ------------          ------------
Cash flows from operating activities:
           Net income (loss)                                                                     $  4,372,094          $   (987,323)
           Income from discontinued operation, net of tax                                          (4,923,322)             (319,440)
                                                                                                 ------------          ------------
           Net (loss) from continuing operations                                                     (551,228)           (1,306,763)

           Adjustments to reconcile net loss from continuing operations to net cash (used in) continuing operations:
                    Depreciation and amortization                                                     128,950                93,414
                    Stock based compensation                                                               --               648,565
           Decrease (increase) in:
                    Accrued interest receivable                                                       (91,667)              (25,458)
                    Accounts receivable, net of allowance                                             106,974               156,517
                    Unbilled services                                                                      --               (17,623)
                    Prepaid expenses                                                                   (6,042)              (86,550)
           Increase (decrease) in:
                    Accounts payable and accrued expenses                                             281,837               295,646
                    Customer deposits                                                                (459,416)              (70,493)
                    Unearned revenue                                                                       --                11,721
                                                                                                 ------------          ------------
           Net cash (used in) operating activities from continuing operations                        (590,592)             (301,024)
                                                                                                 ------------          ------------

Cash flows from investing activities:
                    Capital expenditures                                                              (18,026)              (96,132)
                    Purchases of U.S. Treasury Notes                                               (4,972,978)                   --
                                                                                                 ------------          ------------
           Net cash (used in) investing activities from continuing operations                      (4,991,004)              (96,132)
                                                                                                 ------------          ------------

Cash flows from financing activities:

                    Principal payments on long-term debt                                              (42,202)              (62,055)
                    Payments on capital lease obligations                                             (16,898)              (10,832)
                    Proceeds from stock options exercised                                               1,810                 2,869
                                                                                                 ------------          ------------
           Net cash (used in) financing activities from continuing operations                         (57,290)              (70,018)
Net cash provided by discontinued operations                                                        6,000,201               281,613
                                                                                                 ------------          ------------

Increase (decrease) in cash and cash equivalents                                                      361,315              (185,561)
Cash and cash equivalents - beginning of period                                                       347,560            10,086,952
                                                                                                 ------------          ------------
Cash and cash equivalents - end of period                                                        $    708,875          $  9,901,391
                                                                                                 ============          ============

     (Consolidated Statements of Cash Flows are continued on the next page)
                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (page 2 of 2)

                                                                                                               (Unaudited)
                                                                                                       For the Three Months Ended
                                                                                                                March 31,
                                                                                                    2005                      2004
                                                                                                ------------                 -------
Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period:

             Interest                                                                           $     16,207                 $13,657
                                                                                                ============                 =======
             Income taxes                                                                       $         --                 $    --
                                                                                                ============                 =======

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, March 31, 2005 (Unaudited)

1.       ORGANIZATION AND NATURE OF OPERATIONS

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

         The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences' operations, since its inception in February 2000, consist primarily of research and development. Sentigen Biosciences is devoting a portion of its research effort and resources to the development of a novel molecular profiling system, which if successful, the Company will attempt to commercialize.

         While we believe our technology capabilities in the Bioscience area are substantial, up to this point, Sentigen Biosciences has not generated any significant revenues and, moreover, has incurred quite substantial operating losses. Although we have completed several pilot research collaborations, we have not entered into any drug discovery or development agreements, nor can any assurance be given that we will be able to do so on terms that are acceptable to us.

         Management intends to continually review the commercial validity of the Tango Assay System, its applicability to functionalizing orphan GPCR's and the prospects of our proposed new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.

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

         The expenses of the parent company, Sentigen Holding Corp., are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chairman of the board, chief financial officer, executive vice president of commercial operations and administrative assistant,
(2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Sentigen Holding Corp. and subsidiaries should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the compliance date for SFAS 123R was extended. The Company will be required to comply with SFAS 123R for the three months ended March 31, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

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

         In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment ("SAB No. 107"), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB No. 107 on our implementation and adoption of SFAS No. 123R.

         The following table reconciles net loss and diluted earnings per share
(EPS), as reported, to pro-forma net loss and diluted EPS, as if we had expensed the fair value of employee stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                                  For the Three Months Ended
                                                           March 31,
                                                   2005                 2004
                                               -----------          -----------
Net Income (loss):
     As reported                               $ 4,372,094          $  (987,323)
     Pro-forma expense as if
     stock options were charged
     against net income (loss)                    (125,675)             (87,995)
                                               -----------          -----------


Pro-forma net income (loss)
     using the fair value method               $ 4,246,419          $(1,075,318)
                                               ===========          ===========

Diluted EPS:
     As reported                               $      0.59          $     (0.13)
     Pro-forma using the fair
     value method                              $      0.57          $     (0.14)

         In November 2004, the FASB issued Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idel facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FASB No. 151 is not expected to have a material impact on the results of operations or financial position of the Company.

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

         Pursuant to the Asset Purchase Agreement among the parties, CMT sold substantially all of the assets of the Division for $6,095,000. Of this amount, $500,000 is being held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. Assuming no indemnification obligations of the Company or CMT, $250,000 will be paid to the Company on each of the six month and one year anniversaries of the Asset Purchase Agreement. In addition the post-closing working capital adjustment to be paid to the Company is estimated to be $16,419.

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

         The assets and liabilities of the Division disposed of were as follows:

                                                    DISPOSED        HELD FOR SALE
                                                     AS OF              AS OF
                                                  FEBRUARY 22,       DECEMBER 31,
                                                      2005               2004
                                                   ----------         ----------
Assets:
       Accounts receivable                         $  397,755         $  443,986
       Inventory                                      231,819            234,875
       Deferred financing costs                         6,370              6,434
       Property, plant and equipment                  486,551            488,667
                                                   ----------         ----------
 Total assets                                      $1,122,495         $1,173,962
                                                   ==========         ==========

 Liabilities:
       Accounts payable                               190,598            222,943
       Mortgage payable                               243,310            244,495
                                                   ----------         ----------
 Total liabilities                                 $  433,908         $  467,438
                                                   ==========         ==========

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets," the operations of the Division are reported separately as discontinued operations for all periods presented. The financial results of the Division, included in discontinued operations, were as follows:

                                                      For the
                                                       period
                                                     January 1      For the three
                                                      through        months ended
                                                    February 22,      March 31,
                                                        2005             2004
                                                     ----------       ----------
Product revenues                                     $  526,300       $  816,500

Direct costs                                            226,127          298,489
                                                     ----------       ----------


Income after direct costs                               300,173          518,011

Operating expenses:

      Selling, general and administrative               129,676          149,396
      Research and development                            2,619            4,797

      Depreciation and amortization                          --           24,095
                                                     ----------       ----------

Total operating expenses                                132,295          178,288


Income from operations                                  167,878          339,723


Interest expenses                                         3,579            2,912
                                                     ----------       ----------

Income before provision for income taxes                164,299          336,811

Provision for income taxes                               14,787           17,371
                                                     ----------       ----------

Income from discontinued operation, net of tax          149,512          319,440
Gain on sale of discontinued
       operation, net of taxes of $889,209            4,773,810               --
                                                     ----------       ----------

Net income from discontinued operation               $4,923,322       $  319,440
                                                     ==========       ==========

5.       SEGMENT INFORMATION

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

                                                   For the Three Months Ended
                                                           March 31,
                                                   2005                 2004
                                               -----------          -----------
 Revenues

       CMT                                     $ 1,597,704          $ 1,330,217
       Sentigen Biosciences                        163,812                   --
                                               -----------          -----------
 Total reported                                $ 1,761,516          $ 1,330,217
                                               ===========          ===========

 Operating income (loss)
       CMT                                     $   296,951          $   179,196
       Sentigen Biosciences                       (380,871)            (820,432)
       Corporate                                  (540,387)            (673,134)
                                               -----------          -----------
 Total reported                                $  (624,307)         $(1,314,370)
                                               ===========          ===========

Depreciation and amortization

       CMT                                     $   112,545          $    77,009
       Sentigen Biosciences                         14,905               14,905
       Corporate                                     1,500                1,500
                                               -----------          -----------
 Total reported                                $   128,950          $    93,414
                                               ===========          ===========

                                                March 31,           December 31,
                                                   2005                 2004
                                               -----------          -----------
Segment assets

       CMT                                     $ 1,262,540          $ 1,490,437
       Sentigen Biosciences                        656,890              629,504
       Corporate                                15,867,636           10,094,840
                                               -----------          -----------
       Total assets for reportable segments    $17,787,066          $12,214,781
       Assets held for sale                             --            1,173,962
                                               -----------          -----------
 Total reported                                $17,787,066          $13,388,743
                                               ===========          ===========

6.       EARNINGS PER SHARE

         Basic income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share includes the effects of securities which are convertible into common stock, consisting of stock options and warrants, to the extent such conversion would be dilutive. Securities which are convertible into common stock were excluded from the computation of diluted loss per share for the three month periods ending March 31, 2005 and 2004 because SFAS No. 128 "Earnings per Share," prohibits adjusting the denominator of diluted net income (loss) per share for additional potential common shares when a net loss from continuing operations is reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained within this Form 10-Q which are not historical facts are forward-looking statements. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, research programs, technologies, service offerings, and our future achievements. These forward looking statements involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, risks associated with our history of consolidated net losses; our dependence on a limited number of customers; our dependence on research and development expenditures by the pharmaceutical and biotechnology industries; our need for additional capital to finance our expanding research and development programs; risk of the lack of commercial acceptance of our Tango(TM) Assay System; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws, changes in such laws and the administration of such laws; protection of patents, trademarks and other proprietary rights; technological change, competitive factors and unfavorable general economic conditions. Actual results may vary significantly from such forward-looking statements. The words "will," "estimate," "could," "believe," "expect," "predict," "potential," "anticipate," "may," "intend," "opportunity," "continue," or "plan," the negative of these words and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-Q or documents incorporated by reference herein that include forward-looking statements.

OVERVIEW

         We are a biotechnology company conducting business through two-wholly owned operating subsidiaries, Sentigen Biosciences and CMT. Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and it expects to file additional patent applications on this technology and related matters in the future. Sentigen Biosciences is also devoting a portion of its effort and resources to the development of a novel molecular profiling system which, if successful, the Company will attempt to commercialize. CMT provides contract research and development services to companies engaged in the drug discovery process.

         At Sentigen Biosciences, we are spending a portion of our time and resources to execute the development and commercialization of the Tango Assay System. Sentigen Biosciences believes that the ability to profile the cross-reactivity of lead drug compounds against a wide range of GPCRs in the Tango System could result in the generation of selectivity profiles for drug candidates, thereby enabling the identification of more specific drugs with fewer side effects.

         While we believe our technology capabilities in the Bioscience area are substantial, up to this point, Sentigen Biosciences has not generated any significant revenues and, moreover, has incurred quite substantial operating losses. Although we have completed several pilot research collaborations, we have not entered into any drug discovery or development agreements, nor can any assurance be given that we will be able to do so on terms that are acceptable to us.

         Management intends to continually review the commercial validity of the Tango Assay System, its applicability to functionalizing orphan GPCR's and the prospects of our proposed new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.

         CMT is expending time and resources attempting to broaden its customer base and its service offerings to the drug discovery community. The earnings to date generated from our base business at CMT have provided us, in part, with the financial resources to execute our research program at Sentigen Biosciences. Our continued success in these efforts depends on CMT's ability to broaden its customer base and expand its portfolio of services to the drug discovery community. To this end, the management team at CMT has spent its time developing its business through trade conferences, exhibitions and project collaborations that demonstrate CMT's service platform to companies engaged in the drug discovery process.

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

         It should be noted that we will need substantial amounts of additional financing to commercialize the research programs undertaken by us which financing may not be available or if available may not be on reasonable terms.

CRITICAL ACCOUNTING POLICIES

         Sentigen Biosciences

         Research and Development Costs. The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences operations, since its inception in February 2000, consist entirely of research and development. Research and development costs are expensed as such costs are incurred.

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

         Sentigen Holding Corp.

         Corporate Overhead Costs. The expenses of the parent company, Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chairman of the board, chief financial officer, executive vice president of commercial operations and administrative assistant, (2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

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

         Impairment of intangibles. Our intangible assets consist primarily of license costs of $311,035 as of March 31, 2005, and are the result of the April 10, 2000 exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of the agreement with the Trustees of Columbia University) multiplied by the 75,000 shares of common stock issued to Columbia less accumulated amortization. The value of the license is subject to an amortization period of 17 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of March 31, 2005.

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

OFF-BALANCE-SHEET ARRANGEMENTS

         As of March 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

         On February 22, 2005 we sold the Specialty Media Division of our wholly-owned subsidiary, Cell & Molecular Technologies, Inc. ("CMT") to Chemicon International, Inc., a wholly-owned subsidiary of Serologicals Corporation (Nasdaq: SERO). As such the results of this division have been accounted for as discontinued operations. Our consolidated results of continuing operations consist of CMT's contract research division, Sentigen Biosciences, Inc. and the expenses of the parent company.

         Revenues. Revenues for the three months ended March 31, 2005 were $1,761,516 compared to revenues of $1,330,217 for the three months ended March 31, 2004, an increase of $431,299 or 32%. For the three months ended March 31, 2005, revenues attributable to CMT were $1,597,704, an increase of 20% when compared to revenues for the three months ended March 31, 2004. The remainder of the increase was the result of the revenues earned by Sentigen Biosciences under its contract with Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. Under this contract we earned revenues of $163,812 during the three months ended March 31, 2005.

         An analysis of the services revenue earned by CMT is as follows:

                                       FOR THE THREE MONTHS ENDED,
                                                MARCH 31,
                                                                      PERCENT
                                       2005               2004        CHANGE
                                 -------------       -------------    ------
         HTS contract             $    600,000        $    600,000        -%
         All other contracts           997,704             730,217       37%
                                 -------------       -------------
                Total            $   1,597,704       $   1,330,217       20%
                                 =============       =============

         The services revenue for high-throughput screening, or HTS, services is derived from one contract with Merck & Co., Inc. The contract has a term of one year, and ends on December 31, 2005. The contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. If actual deliveries during 2005 exceed the fixed number of deliveries provided for in the contract additional deliveries will be billed at the rate of $1,000 per delivery. The contract also provides for a credit against other services (in addition to the base contract value) performed for the customer in 2006 if actual deliveries during 2005 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2006 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2005.

         The 37% increase in other contracts was the result of the study agreement we signed on August 18, 2004, with Merck & Co., Inc. Under the agreement, CMT will develop, bank and study certain cell lines based on standards and protocols specified by Merck & Co., Inc. The agreement provides for total payments to CMT of $1,338,130. Under the agreement Merck & Co., Inc. made up-front payments totaling $1,003,598, of those payments $490,060 was accounted for as earned revenues during 2004, based on the milestones completed under the agreement, while the remainder is accounted for as customer deposits in our consolidated balance sheet. For the three months ended March 31, 2005 an additional $333,801 was accounted for as earned revenue.

         Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended March 31, 2005 was $1,061,152 (a gross margin on revenue of 60%) compared to income after direct costs of $804,085 (a gross margin on revenue of 60%) for the three months ended March 31, 2004. Gross margin for CMT increased from 60% for the three months ended March 31, 2004 to 62% for the three months ended March 31, 2005, the components of direct costs as a percentage of contract revenues for CMT for the three months ended March 31, 2005 and 2004 are as follows:

                                                    For the Three Months Ended
                                                            March 31,
                                                            --------
                                                     2005                2004
                                                     ----                ----
                 Reagents and materials              23%                 25%
                 Labor                               12%                 12%
                 Allocation of selling,
                   general and
                     administrative costs             3%                  3%
                                                     ---                 ---
                 Direct cost as a
                   percentage of
                     contract revenues               38%                 40%
                                                     ===                 ===

         Operating Expenses. Operating expenses for the three months ended March 31, 2005 were $1,685,459 compared to $2,118,455 for the three months ended March 31, 2004. This decrease of $432,996 or 20% was primarily the result of:

         - a decline in stock based compensation costs of $648,565. The decline in stock based compensation results from the expiration of stock option grants to non-employee scientific consultants.

     This decrease was partially offset by:

         - Selling, general and administrative expenses of CMT increased $63,083 or 13% due to higher compensation costs.

         - Research and development expenses (including the costs under the TSWG contract) increased $69,583 or 17% due to expenses incurred under the TSWG contract which accounted for $56,250 in costs. The TSWG contract was not in-force during the three months ended March 31, 2004.

         - Corporate overhead expenses increased $47,367 or 10%. The increase was primarily due to increased compensation costs and commercial insurance premiums.

         -        Depreciation and amortization costs increased $35,536 or 38%.
                  This increase is attributable to depreciation on capital expenditures made by CMT during the second half of 2004.

         Loss from Continuing Operations. Loss from continuing operations for the three months ended March 31, 2005 was $551,228, compared to a loss from continuing operations of $1,306,763 for the three months ended March 31, 2004, a decrease of 58%. The breakdown of our loss from continuing operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is as follows:

                                      For the Three Months Ended
                                                March 31,
                                                ---------           Percent
                                      2005           2004           Change
                                      ----           ----           ------
Income from operations
            provided by CMT     $   296,951     $   179,196            66%

Loss from operations of
        Sentigen Biosciences       (380,871)       (820,432)          (54%)


Parent company expenses            (540,387)       (673,134)          (20%)

Net interest income                  82,559          16,961           387%
Provision for income taxes           (9,480)         (9,354)            1%
                                -----------     -----------

     Total                      $  (551,228)    $(1,306,763)          (58%)
                                ===========     ===========

         The income from operations provided by CMT increased 66% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase is primarily attributable to CMT's increase in revenues. The loss from operations of Sentigen Biosciences declined 54% due to the decline in stock based compensation expenses discussed above. Net interest income increased 387% due to the investment of our cash and cash equivalents in two-year U.S. Treasury Notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005 we had $708,875 in cash and cash equivalents and $14,553,678 invested in U.S. Treasury Notes. Our working capital as of March 31, 2005 was $13,859,670. During the three months ended March 31, 2005 we financed our operations and capital expenditures through working capital.

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

         We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. It should be noted that we will need substantial amounts of additional financing to fully commercialize the research programs undertaken by us which financing may not be available or if available may not be on reasonable terms. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. Management intends to continually review the commercial validity of the Tango Assay System, its applicability to functionalizing orphan GPCR's and the prospects of our proposed new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.

INFLATION

         We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the three months ended March 31, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the compliance date for SFAS 123R was extended. The Company will be required to comply with SFAS 123R for the three months ended March 31, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

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

         In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment ("SAB No. 107"), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB No. 107 on our implementation and adoption of SFAS No. 123R.

         The following table reconciles net loss and diluted earnings per share
(EPS), as reported, to pro-forma net loss and diluted EPS, as if we had expensed the fair value of employee stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                                   For the Three Months Ended
                                                            March 31,
                                                            --------
                                                      2005              2004
                                                      ----              ----
Net Income (loss):
     As reported                                 $ 4,372,094        $  (987,323)
     Pro-forma expense as if
     stock options were charged
     against net income (loss)                      (125,675)           (87,995)
                                                 -----------        -----------
Pro-forma net income (loss)
     using the fair value method                 $ 4,246,419        $(1,075,318)
                                                 ===========        ===========

Diluted EPS:
     As reported                                 $      0.59        $     (0.13)
     Pro-forma using the fair
     value method                                $      0.57        $     (0.14)

         In November 2004, the FASB issued Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idel facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FASB No. 151 is not expected to have a material impact on the results of operations or financial position of the Company.

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

         At March 31, 2005, we have total debt of $906,093. This debt consists of three capital leases and three bank notes used for equipment financing. The payment commitments under these debt instruments are comprised of interest and principal payments. We may incur additional interest expense over the repayment period with increases in the prime rate of interest.

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

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS

            10.29 Asset Purchase Agreement dated February 22, 2005 by and among Chemicon Specialty Media, Inc., Chemicon International, Inc. Serologicals Corporation, Sentigen Holding Corp. and Cell & Molecular Technologies, Inc. (Incorporated by reference from Form 8-K dated February 28, 2005)

            10.30 Real Estate Purchase Agreement dated February 22, 2005 by and between Chemicon Specialty Media, Inc., Sentigen Holding Corp. and Cell & Molecular Technologies, Inc. (Incorporated by reference from Form 8-K dated February 28, 2005)

            10.31 Escrow Agreement dated February 22, 2005 by and among Chemicon Specialty Media, Inc., Chemicon International, Inc. Serologicals Corporation, Sentigen Holding Corp., Cell & Molecular Technologies, Inc. and Sun Trust Bank, N.A. (Incorporated by reference from Form 8-K dated February 28, 2005)

            10.32 Transition Services Agreement by and between Chemicon Specialty Media, Inc., Chemicon International, Inc. Serologicals Corporation, Sentigen Holding Corp. and Cell & Molecular Technologies, Inc. (Incorporated by reference from Form 8-K dated February 28, 2005)

            31.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO RULE 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (Filed Herewith)

            31.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO RULE 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (Filed Herewith)

            32.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (Filed Herewith)

            32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (Filed Herewith)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SENTIGEN HOLDING CORP.



Dated:  May 5, 2005
                                       By: /s/  Fredrick B. Rolff
                                           --------------------------------
                                                Fredrick B. Rolff,
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)