Form 10-Q
period 2005-06-30
SENTIGEN HOLDING CORP
filed 2005-08-15
CIK 864890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO _______________

                         COMMISSION FILE NUMBER: 0-18700

                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        13-3570672
-------------------------------                   ------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                              Number)

                   445 Marshall Street, Phillipsburg, NJ 08865
                   -------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (908) 387-1673
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of August 15, 2005 the registrant had outstanding 7,474,542 shares of its Common Stock, $.01 par value.

================================================================================

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I.    FINANCIAL INFORMATION......................................................................          3

Item 1.    Consolidated Financial Statements..........................................................          3

                Consolidated Balance Sheets
                      As of June 30, 2005 (Unaudited) and December 31, 2004...........................          3

                Consolidated Statements of Operations (Unaudited)
                      For the three and six months ended June 30, 2005 and 2004.......................          5

                Consolidated Statements of Cash Flows (Unaudited)
                      For the six months ended June 30 2005 and 2004..................................          7

            Notes to Consolidated Financial Statements (Unaudited)....................................          9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................................         16

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.....................................         26

Item 4.    Controls and Procedures....................................................................         26

PART II.  OTHER INFORMATION...........................................................................         27

Item 1.    Legal Proceedings..........................................................................         27
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds................................         27
Item 3.    Defaults Upon Senior Securities............................................................         27
Item 4.    Submission of Matters to a Vote of Security Holders........................................         27
Item 5.    Other Information..........................................................................         27
Item 6.    Exhibits   ................................................................................         27

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES

                    Consolidated Balance Sheets (Page 1 of 2)

                                                                                        (Unaudited)
                                                                                          June 30          December 31,
                                                                                            2005               2004
                                                                                        -----------        ------------
Assets
            Current assets
                     Cash and cash equivalents                                          $   176,673        $    347,560
                     U.S. treasury notes, available for sale, at fair value              14,072,844           9,738,938
                     Restricted cash in escrow from sale of assets                          516,419                   -
                     Assets held for sale                                                         -           1,173,962
                     Accounts receivable - net of allowance for doubtful accounts
                               of $45,000 for 2005 and 2004                                 702,008             616,831
                     Accrued interest receivable                                            101,510              39,844
                                                                                        -----------        ------------
                     Prepaid expenses                                                       144,675             193,542
                                                                                        -----------        ------------

                                                                                         15,714,129          12,110,677
                                                                                        -----------        ------------

            Property, plant and equipment                                                 3,126,831           3,106,815
            Equipment under capital lease                                                   197,777             197,777
            Less:  accumulated depreciation                                              (2,581,353)         (2,365,326)
                                                                                        -----------        ------------

                                                                                            743,255             939,266
                                                                                        -----------        ------------
            Other assets
                     Security deposits                                                       22,111              21,111
                     Deferred financing costs - net of accumulated amortization
                               of $3,326 for 2004                                                 -                 174
                     License costs - net of accumulated amortization
                               of $136,070 for 2005 and $123,110 for 2004                   304,555             317,515
                                                                                        -----------        ------------

                                                                                            326,666             338,800
                                                                                        -----------        ------------

Total assets                                                                            $16,784,050        $ 13,388,743
                                                                                        ===========        ============

          (Consolidated Balance Sheets are continued on the next page)

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Balance Sheets (page 2 of 2)

                                                                             (Unaudited)
                                                                                June 30      December 31,
                                                                                  2005          2004
                                                                             ------------   ------------
Liabilities and stockholders' equity
            Current liabilities
                     Current maturities of long-term debt                    $    168,520   $    122,367
                     Liability under capital lease - current
                     portion                                                       41,289         58,331
                     Liabilities held for sale                                          -        467,438
                     Accounts payable and accrued expenses                      1,058,440        948,257
                     Accrued federal and state income taxes                       855,620         20,563
                     Customer deposits                                            227,344        910,295
                     Unearned revenue                                              24,188         14,045
                                                                             ------------   ------------

                                                                                2,375,401      2,541,296
            Liability under capital lease - long-term                              18,433         35,451
            Long-term debt - net of current maturities                            616,613        749,044
                                                                             ------------   ------------
            Total liabilities                                                   3,010,447      3,325,791
                                                                             ------------   ------------
            Stockholders' equity
                     Preferred Stock - $.01 par value, 5,000,000 shares
                          authorized - none issued or outstanding                       -              -
                     Common Stock - $.01 par value, 20,000,000 shares
                          authorized, 7,474,542 and 7,470,692 shares issued
                          and outstanding in 2005 and 2004, respectively           74,745         74,706
                     Additional paid-in capital                                14,234,436     14,035,532
                     Accumulated other comprehensive loss                        (103,799)        (3,843)
                     Accumulated deficit                                         (431,779)    (4,043,443)
                                                                             ------------   ------------

            Total stockholders' equity                                         13,773,603     10,062,952
                                                                             ------------   ------------

Total liabilities and stockholders' equity                                   $ 16,784,050   $ 13,388,743
                                                                             ============   ============

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                            (Unaudited)                  (Unaudited)
                                                                   For the Three Months Ended     For the  Six Months Ended
                                                                              June 30,                     June 30,
                                                                              --------                     --------
                                                                       2005           2004           2005           2004
                                                                   ------------   ------------   ------------   ------------
Revenue
            Cell & Molecular Technologies, Inc.                    $  1,509,026   $  1,177,973   $  3,106,730   $  2,508,190
            Sentigen Biosciences                                        191,173              -        354,985              -
                                                                   ------------   ------------   ------------   ------------
                                                                      1,700,199      1,177,973      3,461,715      2,508,190
Direct Costs
            Cell & Molecular Technologies, Inc.                         580,298        396,070      1,180,901        922,202
            Sentigen Biosciences                                        111,534              -        211,296              -
                                                                   ------------   ------------   ------------   ------------
                                                                        691,832        396,070      1,392,197        922,202
Income After Direct Costs
            Cell & Molecular Technologies, Inc.                         928,728        781,903      1,925,829      1,585,988
            Sentigen Biosciences                                         79,639              -        143,689              -
                                                                   ------------   ------------   ------------   ------------
                                                                      1,008,367        781,903      2,069,518      1,585,988
Operating Expenses
            Selling, general and administrative costs                   585,067        420,414      1,130,891        903,155
            Research and development                                    457,923        510,581        929,723        912,796
            Corporate overhead                                          502,989        482,373      1,041,876        973,893
            Stock based compensation                                     89,080         48,874         89,080        697,439
            Depreciation and amortization                               100,211         97,126        229,161        190,540
                                                                   ------------   ------------   ------------   ------------
                                                                      1,735,270      1,559,368      3,420,731      3,677,823
Operating loss                                                         (726,903)      (777,465)    (1,351,213)    (2,091,835)

Interest income                                                         116,553         43,725        211,740         71,431
Interest expense                                                         12,948         10,606         25,576         21,351
                                                                   ------------   ------------   ------------   ------------
                                                                        103,605         33,119        186,164         50,080
Loss from continuing operations before provision for income taxes      (623,298)      (744,346)    (1,165,049)    (2,041,755)
Provision for income taxes                                               32,130          7,672         41,610         17,026
                                                                   ------------   ------------   ------------   ------------
Loss from continuing operations                                        (655,428)      (752,018)    (1,206,659)    (2,058,781)

(Loss) income from discontinued operations, net of tax
       (including gain on disposal of $4,773,810, net of tax for
       the six months ended June 30, 2005)                              (88,200)       242,892      4,835,122        562,332
                                                                   ------------   ------------   ------------   ------------
 Net (loss) income                                                 $   (743,628)  $   (509,126)  $  3,628,463   $ (1,496,449)

 Other comprehensive net income (loss):

          Change in unrealized loss (gain) on U.S. Treasury Notes        60,717          8,945        (99,956)         8,945
                                                                   ------------   ------------   ------------   ------------

 Comprehensive (loss) income                                       $   (682,911)  $   (500,181)  $  3,528,507   $ (1,487,504)
                                                                   ============   ============   ============   ============

      (Consolidated Statements of Operation are continued on the next page)

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Operations (page 2 of 2)

                                                        (Unaudited)               (Unaudited)
                                                For the Three Months Ended  For the Six Months Ended
                                                          June 30,                  June 30,
                                                          --------                  --------
                                                    2005            2004       2005          2004
                                                ----------      ----------  ----------    ----------
NET INCOME (LOSS) PER SHARE INFORMATION:
 Basic and diluted loss per
          share from continuing operations      $    (0.09)     $    (0.10) $    (0.16)   $    (0.28)
                                                ==========      ==========  ==========    ==========

 Basic and diluted net (loss) income per
          share from discontinued operations    $    (0.01)     $     0.03  $     0.65    $     0.08
                                                ==========      ==========  ==========    ==========

 Basic and diluted net (loss) income per share  $    (0.10)     $    (0.07) $     0.49    $    (0.20)
                                                ==========      ==========  ==========    ==========

 Weighted average shares outstanding:
          Basic and Diluted                      7,473,117       7,462,099   7,472,309     7,459,647
                                                ==========      ==========  ==========    ==========

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Page 1 of 2)

                                                                For the Six Months Ended
                                                                        June 30,
                                                              ---------------------------
                                                                  2005           2004
                                                              ------------   ------------
Cash flows from operating activities:
           Net income (loss)                                  $  3,628,463   $ (1,496,449)
           Less: Income from discontinued
                      operations, net of tax                    (4,835,122)      (562,332)
                                                              ------------   ------------
           Net (loss) from continuing operations                (1,206,659)    (2,058,781)

           Adjustments to reconcile net loss
           from continuing operations to net
           cash used in continuing operations:
                    Depreciation and amortization                  229,161        190,540
                    Stock based compensation                        89,080        697,439
           Decrease (increase) in:
                    Accrued interest receivable                    (61,666)       (31,000)
                    Accounts receivable, net of allowance          (85,177)       152,055
                    Unbilled services                                    -        (17,623)
                    Prepaid expenses                                48,867        (75,567)
                    Security deposits                               (1,000)             -
           Increase (decrease) in:
                    Accounts payable and accrued expenses           56,031        278,170
                    Customer deposits                             (682,951)        87,601
                    Unearned revenue                                10,143         17,966
                                                              ------------   ------------
           Net cash used in operating
                    activities from continuing operations       (1,604,171)      (759,200)
                                                              ------------   ------------

Cash flows from investing activities:
           Capital expenditures                                    (20,016)      (138,811)
           Sales of U.S. Treasury Notes                            542,108              -
           Purchases of U.S. Treasury Notes                     (4,972,978)    (8,991,055)
                                                              ------------   ------------
           Net cash used in investing
                    activities from continuing operations       (4,450,886)    (9,129,866)
                                                              ------------   ------------
Cash flows from financing activities:
                    Principal payments on long-term debt           (86,278)      (124,882)
                    Payments on capital lease obligations          (34,060)       (26,962)
                    Proceeds from stock options exercised            4,863         57,616
                                                              ------------   ------------
           Net cash used in financing activities
                    from continuing operations                    (115,475)       (94,228)
                                                              ------------   ------------

Net cash provided by discontinued operations                     5,999,645        537,251
                                                              ------------   ------------

Decrease in cash and cash equivalents                             (170,887)    (9,446,043)
Cash and cash equivalents - beginning of period                    347,560     10,086,952
                                                              ------------   ------------
Cash and cash equivalents - end of period                     $    176,673   $    640,909
                                                              ============   ============

     (Consolidated Statements of Cash Flows are continued on the next page)

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (page 2 of 2)

                                                           (Unaudited)
                                                    For the Six Months Ended
                                                             June 30,
                                                    ------------------------
                                                       2005           2004
                                                    ----------    ----------
Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period:
            Interest                                $   29,155    $   26,342
                                                    ==========    ==========
            Income taxes                            $  110,550    $   45,000
                                                    ==========    ==========
   Non-cash investing and financing activities:
            Investing activities:
               Equipment acquired under capital     $        -    $   66,832
            lease

             Financing activities:
               Debt incurred under capital lease    $        -    $   66,832

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, June 30, 2005 (Unaudited)

1.    ORGANIZATION AND NATURE OF OPERATIONS

      We are a biotechnology company conducting business through two-wholly owned operating subsidiaries, Sentigen Biosciences, Inc. ("Sentigen Biosciences") and Cell & Molecular Technologies, Inc. ("CMT"). Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and it expects to file additional patent applications on this technology and related matters in the future. Sentigen Biosciences is devoting a significant portion of its research effort and resources to the development of a novel molecular profiling system, which if successful, the Company through CMT will attempt to commercialize. CMT provides contract research and development services to companies engaged in the drug discovery process.

      The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences' operations, since its inception in February 2000, consist primarily of research and development.

      While we believe our technology capabilities in the Biosciences area are substantial, up to this point, Sentigen Biosciences has not generated any significant revenues and, moreover, has incurred quite substantial operating losses. Although we have completed several pilot research collaborations, we have not entered into any drug discovery or development agreements, nor can any assurance be given that we will be able to do so on terms that are acceptable to us.

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

      The expenses of the parent company, Sentigen Holding Corp., are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chief executive officer, chief financial officer, executive vice president of commercial operations and administrative assistant, (2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

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

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the effective date for SFAS 123R was extended. The Company will be required to comply with SFAS 123R for the three months ending March 31, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

      The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

      The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company is currently assessing the impact of adoption of this statement on its results of operations.

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

      The following table reconciles net (loss) income and diluted earnings per share (EPS) as reported, to pro-forma net (loss) income and diluted EPS, as if we had expensed the fair value of employee stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                          For the Three Months Ended
                                                  June 30,
                                         ----------------------------
                                             2005            2004
                                         -----------      -----------
Net loss:
     As reported                         $  (743,628)     $  (509,126)
     Pro-forma expense as if
     stock options were charged
     against net loss                       (490,880)         (63,380)
                                         -----------      -----------
Pro-forma net loss
     using the fair value method         $(1,234,508)     $  (572,506)
                                         ===========      ===========
Basic and diluted EPS:
     As reported                         $     (0.10)     $     (0.07)
     Pro-forma using the fair
     value method                        $     (0.17)     $     (0.08)

                                        For the Six Months Ended
                                               June 30,
                                     --------------------------------
                                        2005                2004
                                     -------------      -------------
Net income (loss):
     As reported                     $   3,628,463      $  (1,496,449)
     Pro-forma expense as if
     stock options were charged
     against net income (loss)
                                          (587,910)          (162,790)
                                     -------------      -------------
Pro-forma net income (loss)
     using the fair value method     $   3,040,553      $  (1,659,239)
                                     =============      =============

Basic and diluted EPS:
     As reported                     $        0.49      $       (0.20)
     Pro-forma using the fair
     value method                    $        0.41      $       (0.22)

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the results of operations or financial position of the Company.

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

      The parties also entered into a Transition Services Agreement pursuant to which CMT provided the Purchaser with certain telecommunication, accounting and document management services through June 30, 2005.

      The assets and liabilities of the Division disposed of were as follows:

                                                 Disposed      Held for sale
                                                   as of          as of
                                              February 22,      December 31,
                                                   2005            2004
                                              ------------     -------------
Assets:
    Accounts receivable                       $    397,755     $     443,986
    Inventory                                      231,819           234,875
    Deferred financing costs                         6,370             6,434
    Property, plant and
              equipment, net                       486,551           488,667
                                              ------------     -------------
Total assets                                  $  1,122,495     $   1,173,962
                                              ============     =============
Liabilities:
    Accounts payable                               190,598           222,943
    Mortgage payable                               243,310           244,495
                                              ------------     -------------
Total liabilities                             $    433,908     $     467,438
                                              ============     =============

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets," the operations of the Division are reported separately as discontinued operations for all periods presented. The financial results of the Division, included in discontinued operations, were as follows:

                                                             (Unaudited)                    (Unaudited)
                                                      For the Three Months Ended       For the Six Months Ended
                                                               June 30,                        June 30,
                                                     ----------------------------     ---------------------------
                                                        2005              2004           2005            2004
                                                     -----------      -----------     -----------     -----------
Product revenues                                     $         -      $   740,358     $   526,300     $ 1,556,858

Direct costs                                                   -          290,796         226,127         589,285
                                                     -----------      -----------     -----------     -----------

Income after direct costs                                      -          449,562         300,173         967,573

Operating expenses
       Selling, general and administrative costs               -          153,655         129,676         303,051
       Research and development                                -           11,346           2,619          16,143
       Stock based compensation                           88,200                -          88,200               -
       Depreciation and amortization                           -           25,952               -          50,047
                                                     -----------      -----------     -----------     -----------

Total operating expenses                                  88,200          190,953         220,495         369,241

(Loss)/income from operations                            (88,200)         258,609          79,678         598,332

Interest expense                                               -            2,079           3,579           4,991
                                                     -----------      -----------     -----------     -----------

(Loss)/income before provision for income taxes          (88,200)         256,530          76,099         593,341
Provision for income taxes                                     -           13,638          14,787          31,009
                                                     -----------      -----------     -----------     -----------

(Loss)/income from discontinued operations               (88,200)         242,892          61,312         562,332

Gain on sale of discontinued
       operations,  net of taxes of $889,209                   -                -       4,773,810               -
                                                     -----------      -----------     -----------     -----------

Net (loss) income from discontinued operations       $   (88,200)     $   242,892     $ 4,835,122     $   562,332
                                                     ===========      ===========     ===========     ===========

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

                                                       For the Three Months Ended
                                                               June 30,
                                                    --------------------------------
                                                       2005                 2004
                                                    -----------         ------------
 Revenues
        CMT                                         $ 1,509,026         $  1,177,973
        Sentigen Biosciences                            191,173                    -
        Corporate                                             -                    -
                                                    -----------         ------------
 Total                                              $ 1,700,199         $  1,177,973
                                                    ===========         ============

 Operating income (loss)
        CMT                                         $   233,187         $    206,769
        Sentigen Biosciences                           (455,601)            (500,361)
        Corporate                                      (504,489)            (483,873)
                                                    -----------         ------------
 Total                                              $  (726,903)        $   (777,465)
                                                    ===========         ============

Depreciation and amortization
        CMT                                         $    83,981         $     80,721
        Sentigen Biosciences                             14,730               14,905
        Corporate                                         1,500                1,500
                                                    -----------         ------------
 Total                                              $   100,211         $     97,126
                                                    ===========         ============

                                                        For the Six Months Ended
                                                                June 30,
                                                    --------------------------------
                                                       2005                 2004
                                                    -----------         ------------
Revenues
      CMT                                           $ 3,106,730         $  2,508,190
      Sentigen Biosciences                              354,985                    -
      Corporate                                               -                    -
                                                    -----------         ------------
Total                                               $ 3,461,715         $  2,508,190
                                                    ===========         ============

Operating income (loss)
      CMT                                           $   530,137         $    385,965
      Sentigen Biosciences                             (836,474)          (1,320,793)
      Corporate                                      (1,044,876)          (1,157,007)
                                                    -----------         ------------
Total                                               $(1,351,213)        $ (2,091,835)
                                                    ===========         ============

                                                        For the Six Months Ended
                                                                June 30,
                                                    --------------------------------
                                                       2005                 2004
                                                    -----------         ------------
Depreciation and amortization
      CMT                                           $   196,526         $    157,730
      Sentigen Biosciences                               29,635               29,810
      Corporate                                           3,000                3,000
                                                    -----------         ------------
 Total                                              $   229,161         $    190,540
                                                    ===========         ============

                                                      June 30,          December 31,
                                                       2005                 2004
                                                    -----------         ------------
Segment assets
       CMT                                          $ 1,273,344         $  1,490,437
       Sentigen Biosciences                             675,390              629,504
       Corporate                                     14,835,316           10,094,840
                                                    -----------         ------------
       Total assets for reportable segments         $16,784,050         $ 12,214,781
       Assets held for sale                                   -            1,173,962

                                                    -----------         ------------
 Total                                              $16,784,050         $ 13,388,743
                                                    ===========         ============

6.    EARNINGS PER SHARE

      Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share includes the effects of securities which are convertible into common stock, consisting of stock options and warrants, to the extent such conversion would be dilutive. Securities which are convertible into common stock were excluded from the computation of diluted loss per share for the three and six month periods ending June 30, 2005 and 2004 because SFAS No. 128 "Earnings per Share," prohibits adjusting the denominator of diluted net income (loss) per share for additional potential common shares when a net loss from continuing operations is reported.

      The total number of additional potential common shares excluded from the calculation of diluted net loss per share from continuing operations was as follows:

For the Three Months Ended
         June 30,
--------------------------
  2005             2004
-------           -------
139,188           407,892

For the Six Months Ended
        June 30,
------------------------
  2005             2004
-------          -------
155,503          407,892

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained within this Form 10-Q which are not historical facts are forward-looking statements. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, research programs, technologies, service offerings, and our future achievements. These forward looking statements involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, risks associated with our history of consolidated net losses; our dependence on a limited number of customers; our dependence on research and development expenditures by the pharmaceutical and biotechnology industries; our need for additional capital to finance our expanding research and development programs; the lack of commercial acceptance of our Tango(TM) Assay System and related applications; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws, changes in such laws and the administration of such laws; protection of patents, trademarks and other proprietary rights; technological change, competitive factors and unfavorable general economic conditions. Actual results may vary significantly from such forward-looking statements. The use of the words "will," "estimate," "could," "believe," "expect," "predict," "potential," "anticipate," "may," "intend," "opportunity," "continue," or "plan," and the negative of these words and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-Q or documents incorporated by reference herein that include forward-looking statements.

OVERVIEW

      We are a biotechnology company conducting business through two-wholly owned operating subsidiaries, Sentigen Biosciences and CMT. Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and it expects to file additional patent applications on this technology and related matters in the future. Sentigen Biosciences is also devoting a significant portion of its effort and resources to the development of a novel molecular profiling system which, if successful, the Company through CMT will attempt to commercialize. CMT provides contract research and development services to companies engaged in the drug discovery process.

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

CRITICAL ACCOUNTING POLICIES

      The SEC defines critical accounting policies as those that are, in management's view, important to the portrayal of our financial condition and results of operations and demanding of management's judgment. Our critical accounting policies include:

      Sentigen Biosciences

      Research and Development Costs. Research and development costs are expensed as such costs are incurred. The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences operations, since its inception in February 2000, consist primarily of research and development.

      Cell & Molecular Technologies, Inc.

      Revenue, income after direct costs (also referred to as "gross margin on revenues" or "gross margin") and net income are used to measure and evaluate the financial results of CMT.

      Revenue Recognition. CMT's services are performed on a fee-for-service, fixed price contract basis that provide for payments after specific research milestones are achieved. Revenues for fixed price contracts with a term of less than 12 months are recognized when specific research milestones are achieved. Work-in-process, representing time and costs incurred on projects in process in excess of amounts billed to customers, are recorded as "Unbilled services" on our consolidated balance sheets. "Unearned revenue" represents amounts billed in excess of costs incurred and are recorded as liabilities on our consolidated balance sheets.

      Direct Costs. The major classes of direct costs for CMT are as follows:
(1) costs incurred for direct materials used in the services performed under research contracts, (2) an allocation of the compensation and employee benefit costs for the time incurred on such contracts by our scientific staff, (3) an allocation of indirect materials costs for general laboratory expenses incurred for the benefit of all contracts in process and (4) an allocation of certain general and administrative expenses incurred by CMT.

      Selling, General and Administrative Expenses. The major classes of selling, general and administrative expenses incurred by CMT are as follows: (1) compensation and employee benefit costs of CMT's management, sales, and administrative staff, (2) compensation and employee benefit costs for the time of scientific staff spent on selling, general and administrative activities, (3) facilities rental, utilities, communication and related operating expenses, (4) marketing, sales and advertising costs, (5) business travel expenses, (6) commercial and product liability insurance costs, (7) repairs and maintenance costs on facilities and laboratory equipment and (8) professional fees for legal and accounting services.

      Sentigen Holding Corp.

      Corporate Overhead Costs. The expenses of the parent company, Sentigen Holding Corp. are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chief executive officer, chief financial officer, executive vice president of commercial operations and administrative assistant, (2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

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

      Impairment of intangibles. Our intangible assets consist primarily of license costs of $304,555 as of June 30, 2005, and are the result of the April 10, 2000 exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of the agreement with the Trustees of Columbia University) multiplied by the 75,000 shares of common stock issued to Columbia less accumulated amortization. The value of the license is subject to an amortization period of 17 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such loss is necessary as of June 30, 2005.

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

OFF-BALANCE-SHEET ARRANGEMENTS

      As of June 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004

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

      Revenues. Revenues for the three months ended June 30, 2005 were $1,700,199 compared to revenues of $1,177,973 for the three months ended June 30, 2004, an increase of $522,226 or 44%. For the three months ended June 30, 2005, revenues attributable to CMT were $1,509,026, an increase of 28% when compared to revenues for the three months ended June 30, 2004. The remainder of the increase was primarily the result of the revenues earned by Sentigen Biosciences under its contract with Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. Under this contract we earned revenues of $176,173 during the three months ended June 30, 2005. The TSWG contract was awarded in the third quarter of 2004; therefore, there were no revenues earned under this contract for the three months ended June 30, 2004.

      An analysis of the services revenue earned by CMT is as follows:

            For the Three Months Ended,
                     June 30,            Percent
               2005          2004        Change
            ----------    ----------     ------
HTS         $  680,000    $  600,000       13%
All other      829,026       577,973       43%
            ----------    ----------       --
Total       $1,509,026    $1,177,973       28%
            ==========    ==========       ==

      The services revenue for high-throughput screening, or HTS, services is derived from one contract with Merck & Co., Inc. The contract has a term of one year, and ends on December 31, 2005. The contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. If actual deliveries during 2005 exceed the fixed number of deliveries provided for in the contract additional deliveries will be billed at the rate of $1,000 per delivery. The contract also provides for a credit against other services (in addition to the base contract value) performed for the customer in 2006 if actual deliveries during 2005 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2006 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2005. During the three months ended June 30, 2005, 80 additional deliveries were executed by CMT and billed at the rate of $1,000 per delivery, accounting for the 13% increase in revenue under this contract.

      The 43% increase in other contracts was primarily the result of the study agreement we entered into on August 18, 2004, with Merck & Co., Inc. Under the agreement, CMT will develop, bank and study certain cell lines based on standards and protocols specified by Merck & Co., Inc. The agreement provides for total payments to CMT of $1,338,130. Under the agreement Merck & Co., Inc. made up-front payments totaling $1,003,598; of those payments $823,861 was accounted for as earned revenues from the inception of the contract through March 31, 2005, based on the milestones completed under the agreement, while the remainder was accounted for as customer deposits in our consolidated balance sheet. For the three months ended June 30, 2005 an additional $283,766 was accounted for as earned revenue.

      Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended June 30, 2005 was $1,008,367 (a gross margin on revenue of 59%) compared to income after direct costs of $781,903 (a gross margin on revenue of 66%) for the three months ended June 30, 2004. Gross margin for CMT decreased from 66% for the three months ended June 30, 2004 to 62% for the three months ended June 30, 2005. The components of direct costs as a percentage of contract revenues for CMT for the three months ended June 30, 2005 and 2004 are as follows:

                                   For the Three Months Ended
                                            June 30,
                                   --------------------------
                                   2005                   2004
                                   ----                   ----
Reagents and materials              22%                    18%
Labor                               13%                    13%
Allocation of selling,
    general and
    administrative costs             3%                     3%
                                    --                     --
Direct cost as a percentage
    of contract revenues            38%                    34%
                                    ==                     ==

      Operating Expenses. Operating expenses for the three months ended June 30, 2005 were $1,735,270 compared to $1,559,368 for the three months ended June 30, 2004. This increase of $175,902 or 11% was primarily the result of the following:

          - Selling, general and administrative expenses of CMT increased $164,653 or 39% due to higher compensation, commercial insurance and licensing costs.

          - Research and development expenses decreased $52,658 or 10%. The decrease is primarily due to a decrease in professional fees for legal services.

          - Corporate overhead expenses increased $20,616 or 4%. The increase was primarily due to increased compensation costs and commercial insurance premiums.

          - Stock based compensation costs increased $40,206. The increase results from charges related to the vesting of stock option grants to non-employee scientific consultants of Sentigen Biosciences.

          -   Depreciation and amortization costs increased $3,085 or 3%.

      Loss from Continuing Operations. Loss from continuing operations for the three months ended June 30, 2005 was ($655,428), compared to a loss from continuing operations of ($752,018) for the three months ended June 30, 2004, a reduction of 13%. The breakdown of our loss from continuing operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is as follows:

                             For the Three Months Ended
                                    June 30,
                             --------------------------   Percent
                                2005             2004     Change
                             ---------        ---------   -------
Income from operations
  of CMT                     $ 233,187        $ 206,769      13%
Loss from operations of
  Sentigen Biosciences        (455,601)        (500,361)      9%
Parent company expenses       (504,489)        (483,873)     (4%)
Net interest income            103,605           33,119     213%
Provision for income taxes     (32,130)          (7,672)   (319%)
                             ---------        ---------
Total                        $(655,428)       $(752,018)     13%
                             =========        =========

      The income from operations provided by CMT increased 13% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase is primarily attributable to CMT's increase in revenues which were partially offset by higher direct costs as a percentage of revenues and higher selling, general and administrative costs. The loss from operations of Sentigen Biosciences were reduced by 9% due to the revenues earned from our contract with TSWG. Loss attributable to parent company expenses increased by 4% due to an increase in compensation and commercial insurance expenses. Net interest income increased 213% due to the investment of the proceeds received from the sale of the Specialty Media division in two-year U.S. Treasury Notes.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

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

      Revenues. Revenues for the six months ended June 30, 2005 were $3,461,715 compared to revenues of $2,508,190 for the six months ended June 30, 2004, an increase of $953,525 or 38%. For the six months ended June 30, 2005, revenues attributable to CMT were $3,106,730, an increase of 24% when compared to revenues for the six months ended June 30, 2004. The remainder of the increase was primarily the result of the revenues earned by Sentigen Biosciences under its contract with Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. Under this contract we earned revenues of $339,985 during the six months ended June 30, 2005. The TSWG contract was awarded in the third quarter of 2004; therefore, there were no revenues earned under this contract for the six months ended June 30, 2004.

      An analysis of the services revenue earned by CMT is as follows:

             For the Six Months Ended,
                      June 30,           Percent
                2005          2004       Change
             -----------   -----------   -------
HTS          $ 1,280,000   $ 1,222,273     5%
All other      1,826,730     1,285,917    42%
             -----------   -----------    --
Total        $ 3,106,730   $ 2,508,190    24%
             ===========   ===========    ==

      The services revenue for high-throughput screening, or HTS, services is derived from one contract with Merck & Co., Inc. The contract has a term of one year, and ends on December 31, 2005. The contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. If actual deliveries during 2005 exceed the fixed number of deliveries provided for in the contract additional deliveries will be billed at the rate of $1,000 per delivery. The contract also provides for a credit against other services (in addition to the base contract value) performed for the customer in 2006 if actual deliveries during 2005 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2006 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2005. During the six months ended June 30, 2005, 80 additional deliveries were executed by CMT and billed at the rate of $1,000 per delivery, accounting for the 5% increase under this contract.

      The 42% increase in other contracts was the result of the study agreement we signed on August 18, 2004, with Merck & Co., Inc. Under the agreement, CMT will develop, bank and study certain cell lines based on standards and protocols specified by Merck & Co., Inc. The agreement provides for total payments to CMT of $1,338,130. Under the agreement Merck & Co., Inc. made up-front payments totaling $1,003,598; of those payments $490,060 was accounted for as earned revenues during 2004, based on the milestones completed under the agreement, while the remainder was accounted for as customer deposits in our consolidated balance sheet. For the six months ended June 30, 2005 an additional $617,567 was accounted for as earned revenue.

      Income after Direct Costs and Gross Margin. Income after direct costs for the six months ended June 30, 2005 was $2,069,518 (a gross margin on revenue of 60%) compared to income after direct costs of $1,585,988 (a gross margin on revenue of 63%) for the six months ended June 30, 2004. Gross margin for CMT decreased from 63% for the six months ended June 30, 2004 to 62% for the six months ended June 30, 2005. The components of direct costs as a percentage of contract revenues for CMT for the six months ended June 30, 2005 and 2004 are as follows:

                           For the Six Months Ended
                                   June 30,
                           ------------------------
                           2005                2004
                           ----                ----
Reagents and materials      20%                 21%
Labor                       15%                 13%
Allocation of selling,
  general and
  administrative costs       3%                  3%
                            --                  --
Direct cost as a
  percentage of
  contract revenues         38%                 37%
                            ==                  ==

      Operating Expenses. Operating expenses for the six months ended June 30, 2005 were $3,420,731 compared to $3,677,823 for the six months ended June 30, 2004. This decrease of $257,092 or 8% was primarily the result of a decline in:

          - Stock based compensation costs of $608,359. The decline results from the expiration of certain stock option grants to non-employee scientific consultants of Sentigen Biosciences as of March 29, 2005.

      This decline was offset by:

          - Selling, general and administrative expenses of CMT increased $227,736 or 25% due to higher compensation costs, commercial insurance costs and licensing fees.

          - Research and development expenses increased $16,927 or 2% primarily due to expenses incurred under the TSWG contract. The TSWG contract was not in-force during the six months ended June 30, 2004.

          - Corporate overhead expenses increased $67,983 or 7%. The increase was primarily due to increased compensation costs and commercial insurance premiums.

          - Depreciation and amortization costs increased $38,621 or 20%. The increase is primarily due to depreciation expense on capital expenditures made during the last six months of 2004.

      Loss from Continuing Operations. Loss from continuing operations for the six months ended June 30, 2005 was ($1,206,659), compared to a loss from continuing operations of ($2,058,781) for the six months ended June 30, 2004, a reduction of 41%. The breakdown of our loss from continuing operations for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is as follows:

                              For the Six Months Ended
                                      June 30,
                             --------------------------       Percent
                                2005           2004           Change
                             -----------    -----------     ----------
Income from operations
   of CMT                    $   530,137    $   385,965             37%
Loss from operations of
   Sentigen Biosciences         (836,474)    (1,320,793)            37%
Parent company expenses       (1,044,876)    (1,157,007)            10%
Net interest income              186,164         50,080            272%
Provision for income taxes       (41,610)       (17,026)          (144%)
                             -----------    -----------
      Total                  $(1,206,659)   $(2,058,781)            41%
                             ===========    ===========

      The income from operations provided by CMT increased 37% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is primarily attributable to CMT's increase in revenues which were partially offset by higher direct costs as a percentage of revenues and higher selling, general and administrative costs. The loss from operations of Sentigen Biosciences was reduced by 37% due to revenues earned from our contract with TSWG and a decline in stock-based compensation charges. Net interest income increased 272% due to the investment of the proceeds received from the sale of the Specialty Media division in two-year U.S. Treasury Notes.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005 we had $176,673 in cash and cash equivalents and $14,072,844 invested in U.S. Treasury Notes. Our working capital as of June 30, 2005 was $13,338,728. During the six months ended June 30, 2005 we financed our operations and capital expenditures through working capital.

      On February 22, 2005, we purchased a $5,000,000 face value, 3.125%, U.S. Treasury Note, maturing on January 31, 2007 with a portion of the proceeds from the sale of the Specialty Media Division.

      On May 25, 2005, we sold a $300,000 face value, 2.500% U.S. Treasury Note, maturing September 30, 2006. Proceeds from the sale totaled $295,594.

      On June 14, 2005, we sold a $250,000 face value, 2.500% U.S. Treasury Note, maturing September 30, 2006. Proceeds from the sale totaled $246,514.

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

INFLATION

      We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for any floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the three and six months ended June 30, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the effective date for SFAS 123R was extended. The Company will be required to comply with SFAS 123R for the three months ending March 31, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

      The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

      The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company is currently assessing the impact of adoption of this statement on its results of operations.

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

      The following table reconciles net (loss) income and diluted earnings per share (EPS) as reported, to pro-forma net (loss) income and diluted EPS, as if we had expensed the fair value of employee stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                For the Three Months Ended
                                         June 30,
                                --------------------------
                                   2005            2004
                                -----------    -----------
Net loss:
  As reported                   $  (743,628)   $  (509,126)
  Pro-forma expense as if
  stock options were charged
  against net loss                 (490,880)       (63,380)
                                -----------    -----------
Pro-forma net loss
  using the fair value method   $(1,234,508)   $  (572,506)
                                ===========    ===========
Basic and diluted EPS:
  As reported                   $     (0.10)   $     (0.07)
  Pro-forma using the fair
  value method                  $     (0.17)   $     (0.08)

                                 For the Six Months Ended
                                         June 30,
                                --------------------------
                                    2005           2004
                                -----------    -----------
Net income (loss):
  As reported                   $ 3,628,463    $(1,496,449)
  Pro-forma expense as if
  stock options were charged
  against net income (loss)        (587,910)      (162,790)
                                -----------    -----------
Pro-forma net income (loss)
  using the fair value method   $ 3,040,553    $(1,659,239)
                                ===========    ===========
Basic and diluted EPS:
  As reported                   $      0.49    $     (0.20)
  Pro-forma using the fair
  value method                  $      0.41    $     (0.22)

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the results of operations or financial position of the Company.

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

INTEREST RATE RISK

      We are exposed to market risk for the effect of interest rate changes on our U.S. Treasury securities and money market securities. We are not currently exposed to any foreign currency risks. Other information relating to quantitative and qualitative disclosure about market risk is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

      Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investment securities and long-term debt. We generally invest our excess cash in U.S. Treasury securities of short- to intermediate-term and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates prior to maturity.

      At June 30, 2005, we have total debt of $844,585. This debt consists of three capital leases and two bank notes used for equipment financing. The payment commitments under these debt instruments are comprised of interest and principal payments.

ITEM 4.   CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      None.

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

                              SENTIGEN HOLDING CORP.

Dated:  August 15, 2005

                              By: /s/ Fredrick B. Rolff
                                  -------------------------------------
                                      Fredrick B. Rolff,
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)