Form 10-Q
period 2005-09-30
SENTIGEN HOLDING CORP
filed 2005-11-14
CIK 864890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM_____________________TO_____________________

                      COMMISSION FILE NUMBER:      0-18700

                             SENTIGEN HOLDING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                   13-3570672
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                   445 Marshall Street, Phillipsburg, NJ 08865
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (908) 387-1673
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of November 14, 2005 the registrant had outstanding 7,474,542 shares of its Common Stock, $.01 par value.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION...........................................................      3

Item 1.  Consolidated Financial Statements...............................................      3

                Consolidated Balance Sheets
                      As of September 30, 2005 (Unaudited) and December 31, 2004.........      3

                Consolidated Statements of Operations (Unaudited)
                      For the three and nine months ended September 30, 2005 and 2004....      5

                Consolidated Statements of Cash Flows (Unaudited)
                      For the nine months ended September 30, 2005 and 2004..............      7

         Notes to Consolidated Financial Statements (Unaudited)..........................      9

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................................     17

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..........................     27

Item 4.  Controls and Procedures.........................................................     27

PART II. OTHER INFORMATION...............................................................     28

Item 1.  Legal Proceedings...............................................................     28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................     28

Item 3.  Defaults Upon Senior Securities.................................................     28

Item 4.  Submission of Matters to a Vote of Security Holders.............................     28

Item 5.  Other Information...............................................................     28

Item 6.  Exhibits........................................................................     28

SIGNATURES

Exhibit 31.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO RULE 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO RULE 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited, page 1 of 2)

                                                                                    September 30,   December 31,
                                                                                         2005           2004
                                                                                     -----------    -----------
Assets
            Current assets
                     Cash and cash equivalents                                       $   430,855    $   347,560
                     U.S. treasury notes, available for sale, at fair value           13,785,510      9,738,938
                     Restricted cash in escrow from sale of assets                       266,419             --
                     Assets held for sale                                                     --      1,173,962
                     Accounts receivable - net of allowance for doubtful accounts
                               of $45,000 for 2005 and 2004                              528,822        616,831
                     Accrued interest receivable                                         131,510         39,844
                     Prepaid expenses                                                     52,903        193,542
                                                                                     -----------    -----------


                                                                                      15,196,019     12,110,677
                                                                                     -----------    -----------


            Property, plant and equipment                                              3,338,113      3,106,815
            Equipment under capital lease                                                197,777        197,777
            Less:  accumulated depreciation                                            2,685,585      2,365,326
                                                                                     -----------    -----------


                                                                                         850,305        939,266
                                                                                     -----------    -----------
            Other assets
                     Security deposits                                                    22,111         21,111
                     Deferred financing costs - net of accumulated amortization
                               of $3,326 for 2004                                             --            174
                     License costs - net of accumulated amortization
                               of $142,550 for 2005 and $123,110 for 2004                298,075        317,515
                                                                                     -----------    -----------


                                                                                         320,186        338,800
                                                                                     -----------    -----------

Total assets                                                                         $16,366,510    $13,388,743
                                                                                     ===========    ===========

          (Consolidated Balance Sheets are continued on the next page)

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited, page 2 of 2)

                                                                                    September 30     December 31,
                                                                                        2005             2004
                                                                                    ------------     ------------
Liabilities and stockholders' equity
            Current liabilities
                     Current maturities of long-term debt                           $    196,083     $    122,367
                     Liability under capital lease - current portion                      31,337           58,331
                     Liabilities held for sale                                                --          467,438
                     Accounts payable and accrued expenses                             1,037,933          948,257
                     Accrued federal and state income taxes                              845,370           20,563
                     Customer deposits                                                   217,272          910,295
                     Unearned revenue                                                     14,045           14,045
                                                                                    ------------     ------------

                                                                                       2,342,040        2,541,296

            Liability under capital lease - long-term                                     12,712           35,451
            Long-term debt - net of current maturities                                   685,733          749,044
                                                                                    ------------     ------------


            Total liabilities                                                          3,040,485        3,325,791
                                                                                    ------------     ------------

            Stockholders' equity
                     Preferred Stock - $.01 par value, 5,000,000 shares
                               authorized - none issued or outstanding                        --               --
                     Common Stock - $.01 par value, 20,000,000 shares
                               authorized, 7,474,542 and 7,470,692 shares issued
                               and outstanding in 2005 and 2004, respectively             74,745           74,706
                     Additional paid-in capital                                       14,251,117       14,035,532
                     Accumulated other comprehensive loss                               (193,110)          (3,843)
                     Accumulated deficit                                                (806,727)      (4,043,443)
                                                                                    ------------     ------------


            Total stockholders' equity                                                13,326,025       10,062,952
                                                                                    ------------     ------------

Total liabilities and stockholders' equity                                          $ 16,366,510     $ 13,388,743
                                                                                    ============     ============

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
         Consolidated Statements of Operations (Unaudited, page 1 of 2)

                                                                         For the Three Months Ended     For the Nine Months Ended
                                                                                September 30,                 September 30,
                                                                                -------------                 -------------
                                                                             2005           2004           2005           2004
                                                                         -----------    -----------    -----------    -----------
Revenue
             Cell & Molecular Technologies, Inc.                         $ 1,627,854    $ 1,528,443    $ 4,734,584    $ 4,036,633
             Sentigen Biosciences                                            224,463         75,927        579,448         75,927
                                                                         -----------    -----------    -----------    -----------
                                                                           1,852,317      1,604,370      5,314,032      4,112,560
Direct Costs
             Cell & Molecular Technologies, Inc.                             604,318        533,499      1,785,218      1,455,701
             Sentigen Biosciences                                            114,965         51,050        326,261         51,050
                                                                         -----------    -----------    -----------    -----------
                                                                             719,283        584,549      2,111,479      1,506,751
Income After Direct Costs
             Cell & Molecular Technologies, Inc.                           1,023,536        994,944      2,949,366      2,580,932
             Sentigen Biosciences                                            109,498         24,877        253,187         24,877
                                                                         -----------    -----------    -----------    -----------
                                                                           1,133,034      1,019,821      3,202,553      2,605,809
Operating Expenses
             Selling, general and administrative costs                       598,009        505,742      1,728,901      1,408,897
             Research and development                                        408,184        457,250      1,337,905      1,370,046
             Corporate overhead                                              441,216        383,955      1,483,091      1,357,848
             Stock based compensation                                         33,481         62,784        122,561        760,223
             Depreciation and amortization                                   110,711        143,982        339,873        334,522
                                                                         -----------    -----------    -----------    -----------
                                                                           1,591,601      1,553,713      5,012,331      5,231,536

Operating loss                                                              (458,567)      (533,892)    (1,809,778)    (2,625,727)

Interest income                                                              110,041         72,974        321,780        143,870
Interest expense                                                              13,472          7,781         39,048         22,403
                                                                         -----------    -----------    -----------    -----------
                                                                              96,569         65,193        282,732        121,467

Loss from continuing operations before provision for income taxes           (361,998)      (468,699)    (1,527,046)    (2,504,260)
Provision for income taxes                                                    29,750         23,750         71,360         40,776
                                                                         -----------    -----------    -----------    -----------
Loss from continuing operations                                             (391,748)      (492,449)    (1,598,406)    (2,545,036)

Income from discontinued operations, net of tax
             (including gain on disposal of $4,773,810, net of tax for
                         the nine months ended September 30, 2005)                --        253,539      4,835,122        809,677
                                                                         -----------    -----------    -----------    -----------

Net (loss) income                                                        $  (391,748)   $  (238,910)   $ 3,236,716    $(1,735,359)

Other comprehensive net (loss) income:

             Change in unrealized (loss) gain on U.S. Treasury Notes         (89,311)        74,469       (189,267)        83,414
                                                                         -----------    -----------    -----------    -----------

Comprehensive (loss) income                                              $  (481,059)   $  (164,441)   $ 3,047,449    $(1,651,945)
                                                                         ===========    ===========    ===========    ===========

     (Consolidated Statements of Operations are continued on the next page)

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
         Consolidated Statements of Operations (Unaudited, page 2 of 2)

                                                       For the Three Months Ended             For the Nine Months Ended
                                                              September 30,                         September 30,
                                                              -------------                         -------------
                                                         2005               2004               2005               2004
                                                    -------------      -------------      -------------      -------------
NET INCOME (LOSS) PER SHARE INFORMATION:
 Basic and diluted loss per
          share from continuing operations          $       (0.05)     $       (0.06)     $       (0.21)     $       (0.34)
                                                    =============      =============      =============      =============

 Basic and diluted net income per
          share from discontinued operations        $          --      $        0.03      $        0.64      $        0.11
                                                    =============      =============      =============      =============

 Basic and diluted net (loss) income per share      $       (0.05)     $       (0.03)     $        0.43      $       (0.23)
                                                    =============      =============      =============      =============

 Weighted average shares outstanding:

          Basic and Diluted                             7,474,542          7,468,633          7,472,867          7,462,309
                                                    =============      =============      =============      =============

                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited, page 1 of 2)

                                                                For the Nine Months Ended
                                                                       September 30,
                                                                       -------------
                                                                 2005               2004
                                                             ------------       ------------
Cash flows from operating activities:
           Net income (loss)                                 $  3,236,716       $ (1,735,359)
           Less: Income from discontinued
                           operations, net of tax              (4,835,122)          (809,677)
                                                             ------------       ------------
           Net (loss) from continuing operations               (1,598,406)        (2,545,036)
           Adjustments to reconcile net loss
               from continuing operations to net cash
               used in continuing operations:
                 Depreciation and amortization                    339,873            334,522
                 Stock based compensation                         122,561            760,223
           Decrease (increase) in:
                 Accrued interest receivable                      (91,666)          (101,313)
                 Accounts receivable, net of allowance             88,009            (66,480)
                 Unbilled services                                     --              4,650
                 Prepaid expenses and security deposits           139,639            (30,529)
           Increase (decrease) in:
                 Accounts payable and accrued expenses             25,275            486,708
                 Customer deposits and unearned revenue          (693,023)           685,967
                                                             ------------       ------------
           Net cash used in operating
                 activities from continuing operations         (1,667,738)          (471,288)
                                                             ------------       ------------

Cash flows from investing activities:
           Capital expenditures                                  (231,298)          (372,969)
           Sales of U.S. Treasury Notes                           737,139                 --
           Purchases of U.S. Treasury Notes                    (4,972,978)        (8,992,546)
                                                             ------------       ------------
           Net cash used in investing
                 activities from continuing operations         (4,467,137)        (9,365,515)
                                                             ------------       ------------

Cash flows from financing activities:
           Principal payments on long-term debt                  (128,193)          (167,781)
           Payments on capital lease obligations                  (49,733)           (43,344)
           Proceeds from issuance of long-term debt               138,598            110,310
           Proceeds from stock options exercised                    4,863             64,144
                                                             ------------       ------------
           Net cash used in financing activities
                 from continuing operations                       (34,465)           (36,671)
                                                             ------------       ------------

Cash flows from discontinued operations:
           Net cash provided by operating activities              168,634            800,154
           Net cash provided by (used in) investing
                 activities                                     6,085,186            (14,942)
           Net cash used in financing activities                   (1,185)            (1,833)
                                                             ------------       ------------
           Net cash provided by discontinued operations         6,252,635            783,379
                                                             ------------       ------------

Increase (decrease) in cash and cash equivalents                   83,295         (9,090,095)
Cash and cash equivalents - beginning of period                   347,560         10,086,952
                                                             ------------       ------------
Cash and cash equivalents - end of period                    $    430,855       $    996,857
                                                             ============       ============

     (Consolidated Statements of Cash Flows are continued on the next page)

                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited, page 2 of 2)

                                                          For the Nine Months Ended
                                                                 September 30,
                                                                 -------------
                                                             2005          2004
                                                           --------      --------
Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period:
            Interest                                       $ 39,048      $ 39,437
                                                           ========      ========
            Income taxes                                   $150,550      $ 65,000
                                                           ========      ========

   Non-cash investing and financing activities:
            Investing activities:
               Equipment acquired under capital lease      $     --      $(66,832)

            Financing activities:
               Debt incurred under capital lease           $     --      $ 66,832


                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
   Notes to Consolidated Financial Statements, September 30, 2005 (Unaudited)

1.       ORGANIZATION AND NATURE OF OPERATIONS

         We are a biotechnology company conducting business through two wholly-owned operating subsidiaries, Sentigen Biosciences, Inc. ("Sentigen Biosciences") and Cell & Molecular Technologies, Inc. ("CMT"). Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors ("GPCRs") for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and it expects to file additional patent applications on this technology and related matters in the future. Sentigen Biosciences is devoting a significant portion of its research effort and resources to the development of a novel molecular profiling system, which the Company through CMT is commercializing. CMT provides contract research and development services to companies engaged in the drug discovery process.

         The operations of Sentigen Biosciences are reflected as research and development expenses in our consolidated statements of operations. Sentigen Biosciences' operations, since its inception in February 2000, consist primarily of research and development.

         While we believe our technology capabilities in the biosciences area are substantial, up to this point, Sentigen Biosciences has incurred substantial operating losses. Although we have completed several pilot research collaborations, we have not entered into any drug discovery or development agreements, nor can any assurance be given that we will be able to do so on terms that are acceptable to us.

         Management intends to continually review the commercial validity of the Tango Assay System, its applicability to functionalizing orphan GPCRs and the prospects of our new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.

         CMT is a contract research organization that specializes in supporting the drug discovery process. CMT provides custom contract research services and High Throughput Screening ("HTS") support services. On February 22, 2005 we sold the assets of Specialty Media, formerly a division of CMT, for $6.5 million in cash. Of this amount, $500,000 was held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. On August 22, 2005, $250,000 was paid from escrow to the Company. Assuming no indemnification obligations of the Company or CMT, the remaining $250,000 will be paid to the Company on February 22, 2006, the one year anniversary of the Asset Purchase Agreement. Accordingly, the assets and liabilities of Specialty Media have been accounted for as assets and liabilities held for sale in our consolidated balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations in our consolidated statements of operation.

         The expenses of the parent company, Sentigen Holding Corp., are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes: (1) compensation and employee benefits cost for the chief executive officer, chief financial officer, executive vice president of commercial operations, vice president of finance and administrative assistant, (2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses, and (5) business travel expenses.

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

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the effective date for SFAS No. 123R was extended. The Company will be required to comply with SFAS No. 123R for the three months ending March 31, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

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

                                                    For the Three Months Ended
                                                           September 30,
                                                           -------------
                                                      2005              2004
                                                  -----------       -----------
            Net loss:
                 As reported                      $  (391,748)      $  (238,910)
                 Pro-forma expense as if
                 stock options were charged
                 against net loss                    (670,387)         (456,919)
                                                  -----------       -----------
            Pro-forma net loss
                 using the fair value method      $(1,062,135)      $  (695,829)
                                                  ===========       ===========

            Basic and diluted EPS:
                 As reported                      $     (0.05)      $     (0.03)
                 Pro-forma using the fair
                 value method                     $     (0.14)      $     (0.09)

                                                    For the Nine Months Ended
                                                           September 30,
                                                           -------------
                                                      2005              2004
                                                  -----------       -----------
            Net income (loss):
                 As reported                      $ 3,236,716       $(1,735,359)
                 Pro-forma expense as if
                 stock options were charged
                 against net income (loss)         (1,258,297)         (619,709)
                                                  -----------       -----------
            Pro-forma net income (loss)
                 using the fair value method      $ 1,978,419       $(2,355,068)
                                                  ===========       ===========

            Basic and diluted EPS:
                 As reported                      $      0.43       $     (0.23)
                 Pro-forma using the fair
                 value method                     $      0.26       $     (0.32)


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

         Pursuant to the Asset Purchase Agreement among the parties, CMT sold substantially all of the assets of the Division for $6,095,000. Of this amount, $500,000 was held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. On August 22, 2005, $250,000 was paid from escrow to the Company. Assuming no indemnification obligations of the Company or CMT, the remaining $250,000 will be paid to the Company on February 22, 2006, the one year anniversary of the Asset Purchase Agreement. In addition, the post-closing working capital adjustment to be paid to the Company is estimated to be $16,419.

         The parties also entered into an Agreement of Sale pursuant to which the Purchaser acquired the Division's facility at 580 Marshall Street, Phillipsburg, NJ for $405,000 (the "Real Estate Purchase Agreement"). The Purchaser also agreed to retire the outstanding loan in the amount of $243,310 secured by a mortgage on the property pursuant to the terms of the Asset Purchase Agreement.

         The parties also entered into a Transition Services Agreement pursuant to which CMT provided the Purchaser with certain telecommunication, accounting and document management services through June 30, 2005.

         The assets and liabilities of the Division disposed of were as follows:

                                                     Disposed      Held for sale
                                                      as of            as of
                                                   February 22,     December 31,
                                                       2005            2004
                                                    ----------      ----------
            Assets:
                  Accounts receivable               $  397,755      $  443,986
                  Inventory                            231,819         234,875
                  Deferred financing costs               6,370           6,434
                  Property, plant and
                                 equipment, net        486,551         488,667
                                                    ----------      ----------
            Total assets                            $1,122,495      $1,173,962
                                                    ==========      ==========

            Liabilities:
                  Accounts payable                     190,598         222,943
                  Mortgage payable                     243,310         244,495
                                                    ----------      ----------
            Total liabilities                       $  433,908      $  467,438
                                                    ==========      ==========

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets," the operations of the Division are reported separately as discontinued operations for all periods presented. The financial results of the Division, included in discontinued operations, were as follows:

                                                                    (Unaudited)                     (Unaudited)
                                                            For the Three Months Ended       For the Nine Months Ended
                                                                   September 30,                   September 30,
                                                                   -------------                   -------------

                                                               2005            2004            2005            2004
                                                            ----------      ----------      ----------      ----------
Product revenues                                            $       --      $  826,481      $  526,300      $2,383,339
Direct costs                                                        --         351,738         226,127         941,023
                                                            ----------      ----------      ----------      ----------

Income after direct costs                                           --         474,743         300,173       1,442,316

Operating expenses

             Selling, general and administrative costs              --         172,720         129,676         475,771
             Research and development                               --           2,862           2,619          19,005
             Stock based compensation                               --              --          88,200              --
             Depreciation and amortization                          --          24,096              --          74,143
                                                            ----------      ----------      ----------      ----------

Total operating expenses                                            --         199,678         220,495         568,919

Income from operations                                              --         275,065          79,678         873,397


Interest expense                                                    --           5,026           3,579          16,211
                                                            ----------      ----------      ----------      ----------

Income before provision for income taxes                            --         270,039          76,099         857,186
Provision for income taxes                                          --          16,500          14,787          47,509
                                                            ----------      ----------      ----------      ----------

Income from discontinued operations                                 --         253,539          61,312         809,677

Gain on sale of discontinued
            operations,  net of taxes of $889,209                   --              --       4,773,810              --
                                                            ----------      ----------      ----------      ----------

Income from discontinued operations                         $       --      $  253,539      $4,835,122      $  809,677
                                                            ==========      ==========      ==========      ==========

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

                                                   For the Three Months Ended
                                                          September 30,
                                                          -------------
                                                     2005               2004
                                                 -----------        -----------
        Revenues
              CMT                                $ 1,627,854        $ 1,528,443
              Sentigen Biosciences                   224,463             75,927
                                                 -----------        -----------
        Total                                    $ 1,852,317        $ 1,604,370
                                                 ===========        ===========

        Operating income (loss)
              CMT                                $   312,025        $   312,012
              Sentigen Biosciences                  (294,395)          (399,949)
              Corporate                             (476,197)          (445,955)
                                                 -----------        -----------
        Total                                    $  (458,567)       $  (533,892)
                                                 ===========        ===========

        Depreciation and amortization
              CMT                                $    94,481        $   127,577
              Sentigen Biosciences                    14,730             14,905
              Corporate                                1,500              1,500
                                                 -----------        -----------
        Total                                    $   110,711        $   143,982
                                                 ===========        ===========

                                                    For the Nine Months Ended
                                                           September 30,
                                                           -------------
                                                     2005               2004
                                                 -----------        -----------
        Revenues
              CMT                                $ 4,734,584        $ 4,036,633
              Sentigen Biosciences                   579,448             75,927
                                                 -----------        -----------
        Total                                    $ 5,314,032        $ 4,112,560
                                                 ===========        ===========

        Operating income (loss)
              CMT                                $   842,161        $   697,977
              Sentigen Biosciences                (1,130,867)        (1,720,742)
              Corporate                           (1,521,072)        (1,602,962)
                                                 -----------        -----------
        Total                                    $(1,809,778)       $(2,625,727)
                                                 ===========        ===========

        Depreciation and amortization
              CMT                                $   291,008        $   285,307
              Sentigen Biosciences                    44,365             44,715
             Corporate                                 4,500              4,500
                                                 -----------        -----------
        Total                                    $   339,873        $   334,522
                                                 ===========        ===========

                                                      September 30,     December 31,
                                                          2005             2004
                                                       -----------      -----------
        Segment assets
              CMT                                      $ 1,267,490      $ 1,490,437
              Sentigen Biosciences                         636,117          629,504
              Corporate                                 14,462,903       10,094,840
                                                       -----------      -----------
             Total assets for reportable segments      $16,366,510      $12,214,781
             Assets held for sale                               --        1,173,962
                                                       -----------      -----------
        Total                                          $16,366,510      $13,388,743
                                                       ===========      ===========



6.       EARNINGS PER SHARE

         Basic (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the respective periods. Diluted (loss) income per share includes the effects of securities which are convertible into common stock, consisting of stock options and warrants, to the extent such conversion would be dilutive. Securities which are convertible into common stock were excluded from the computation of diluted loss per share for the three and nine month periods ending September 30, 2005 and 2004 because SFAS No. 128 "Earnings per Share," prohibits adjusting the denominator of diluted net (loss) income per share for additional potential common shares when a net loss from continuing operations is reported.

         The total number of additional potential common shares excluded from the calculation of diluted net loss per share from continuing operations was as follows:

                             For the Three Months Ended  For the Nine Months Ended
                                   September 30,               September 30,
                                   -------------               -------------
                                 2005          2004          2005          2004
                               -------       -------       -------       -------
                               146,135       333,650       451,798       319,545

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained within this Form 10-Q which are not historical facts are forward-looking statements. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, research programs, technologies, service offerings, and our future achievements. These forward looking statements involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, risks associated with our history of consolidated net losses; our dependence on a limited number of customers; our dependence on research and development expenditures by the pharmaceutical and biotechnology industries; our need for additional capital to finance our expanding research and development programs; the limited commercial acceptance of our Tango(TM) Assay System and related applications; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws, changes in such laws and the administration of such laws; protection of patents, trademarks and other proprietary rights; technological change, competitive factors and unfavorable general economic conditions. Actual results may vary significantly from such forward-looking statements. The use of the words "will," "estimate," "could," "believe," "expect," "predict," "potential," "anticipate," "may," "intend," "opportunity," "continue," or "plan," and the negative of these words and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-Q or documents incorporated by reference herein that include forward-looking statements.

OVERVIEW

         We are a biotechnology company conducting business through two wholly-owned operating subsidiaries, Sentigen Biosciences and CMT. Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System and it expects to file additional patent applications on this technology and related matters in the future. Sentigen Biosciences is also devoting a significant portion of its effort and resources to the development of a novel molecular profiling system, which the Company through CMT is commercializing. CMT provides contract research and development services to companies engaged in the drug discovery process.

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

         While we believe our technology capabilities in the bioscience area are substantial, up to this point, Sentigen Biosciences has incurred substantial operating losses. Although we have completed several pilot research collaborations, we have not entered into any drug discovery or development agreements, nor can any assurance be given that we will be able to do so on terms that are acceptable to us.

         Management intends to continually review the commercial validity of the Tango Assay System, its applicability to functionalizing orphan GPCRs and the prospects of our new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.

         CMT is expending time and resources attempting to broaden its customer base and its service offerings to the drug discovery community. To this end, the management team at CMT has spent its time developing its business through trade conferences, exhibitions and project collaborations that demonstrate CMT's service platform to companies engaged in the drug discovery process.

         On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million in cash to Serologicals Corporation. Of this amount, $500,000 was held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. On August 22, 2005, $250,000 was paid from escrow to the Company. Assuming no indemnification obligations of the Company or CMT, the remaining $250,000 will be paid to the Company on February 22, 2006, the one year anniversary of the Asset Purchase Agreement. Accordingly, the assets and liabilities of Specialty Media have been accounted for as assets and liabilities held for sale in our consolidated balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations, net of tax in our consolidated statements of operation.

         It should be noted that we will need substantial amounts of additional financing to commercialize the research programs undertaken by us which financing may not be available or if available may not be on reasonable terms.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

         Corporate Overhead Costs. The expenses of the parent company, Sentigen Holding Corp., are reflected as "Corporate overhead" expenses in our consolidated statements of operations and include the following major classes:
(1) compensation and employee benefits cost for the chief executive officer, chief financial officer, executive vice president of commercial operations, vice president of finance and administrative assistant, (2) professional fees for legal and accounting services, (3) office rental, utilities and communication costs, (4) stock market listing fees and other related public company expenses and (5) business travel expenses.

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

         Impairment of intangibles. Our intangible assets consist primarily of license costs of $298,075 as of September 30, 2005, and are the result of the April 10, 2000 exclusive licensing agreement with the Trustees of Columbia University. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of the agreement with the Trustees of Columbia University) multiplied by the 75,000 shares of common stock issued to Columbia less accumulated amortization. The value of the license is subject to an amortization period of 17 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment includes comparing the carrying value of the license to an estimate of the undiscounted net future cash inflows over the life of the license. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss in the amount of the excess would be recognized in our consolidated statements of operations if the carrying value exceeded the fair market value of the license. We believe no such impairment is necessary as of September 30, 2005.

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


OFF-BALANCE-SHEET ARRANGEMENTS

         As of September 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

         On February 22, 2005 we sold the Specialty Media Division of our wholly-owned subsidiary CMT to Chemicon International, Inc., a wholly-owned subsidiary of Serologicals Corporation (Nasdaq: SERO). The results of this division have been accounted for as discontinued operations. Our consolidated results of continuing operations consist of CMT's contract research division, Sentigen Biosciences and the expenses of the parent company.

         Revenues. Revenues for the three months ended September 30, 2005 were $1,852,317 compared to revenues of $1,604,370 for the three months ended September 30, 2004, an increase of $247,947 or 15%. For the three months ended September 30, 2005, revenues attributable to CMT were $1,627,854, an increase of 7% when compared to revenues for the three months ended September 30, 2004. The remainder of the increase was primarily the result of the revenues earned by Sentigen Biosciences under its contract with Technical Support Working Group
(TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. Under this contract we earned revenues of $178,463 during the three months ended September 30, 2005, compared to revenues of $70,927 for the three months ended September 30, 2004.

         An analysis of the services revenue earned by CMT is as follows:

                                           For the Three Months Ended,
                                                  September 30,          Percent
                                              2005            2004       Change
                                           ----------      ----------    -------
                  HTS contract             $  700,000      $  577,727       21%
                  All other contracts         927,854         950,716       (2%)
                                           ----------      ----------
                  Total                    $1,627,854      $1,528.443        7%
                                           ==========      ==========

         The services revenue for high-throughput screening, or HTS, services is derived from one contract with Merck & Co., Inc. The contract has a term of one year, and ends on December 31, 2005. The contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. If actual deliveries during 2005 exceed the fixed number of deliveries provided for in the contract, additional deliveries will be billed at the rate of $1,000 per delivery. The contract also provides for a credit against other services (in addition to the base contract value) performed for the customer in 2006 if actual deliveries during 2005 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2006 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2005. During the three months ended September 30, 2005, 100 additional deliveries were executed by CMT and billed at the rate of $1,000 per delivery, accounting for the 21% increase in revenue under this contract.

         The 2% decline in other contracts was primarily the result of declines in revenues from our mouse genetics and molecular biology services, partially offset by revenues earned under the study agreement we entered into on August 18, 2004, with Merck & Co., Inc. Under the agreement, CMT agreed to develop, bank and study certain cell lines based on standards and protocols specified by Merck & Co., Inc. The agreement provides for total payments to CMT of $1,338,130. Under the agreement Merck & Co., Inc. made up-front payments totaling $1,003,598; of those payments $1,107,627 was accounted for as earned revenues from the inception of the contract through June 30, 2005, based on the milestones completed under the agreement, while the remainder was accounted for as customer deposits in our consolidated balance sheet. For the three months ended September 30, 2005 an additional $202,828 was accounted for as earned revenue. In October 2005, CMT completed the work under the contract and accounted for an additional $27,675 as earned revenue.

         Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended September 30, 2005 was $1,133,034 (a gross margin on revenue of 61%) compared to income after direct costs of $1,019,821 (a gross margin on revenue of 64%) for the three months ended September 30, 2004. Gross margin for CMT decreased from 65% for the three months ended September 30, 2004 to 63% for the three months ended

September 30, 2005. The components of direct costs as a percentage of contract revenues for CMT for the three months ended September 30, 2005 and 2004 are as follows:

                                                       For the Three Months Ended
                                                              September 30,
                                                              -------------
                                                              2005     2004
                                                              ----     ----
                  Reagents and materials                       23%      22%
                  Labor                                        11%      11%
                  Allocation of selling,
                  general and
                  administrative costs                          3%       2%
                  Direct cost as a percentage
                  of contract revenues                         37%      35%
                                                               ==       ==

         Operating Expenses. Operating expenses for the three months ended September 30, 2005 were $1,591,601 compared to $1,553,713 for the three months ended September 30, 2004. This increase of $37,888 or 2% was primarily the result of the following:

               - Selling, general and administrative expenses of CMT increased $92,267 or 18% primarily due to higher compensation, commercial insurance and licensing costs.

               - Corporate overhead expenses increased $57,261 or 15%. The increase was primarily due to increased compensation costs and commercial insurance premiums.

      These increases were offset by:

               - A decrease in research and development costs of $49,066 or 11%. The decrease is primarily due to a decrease in professional fees for legal services.

               - Stock based compensation costs decreased $29,303 or 47%. The decline results from the expiration of certain stock option agreements to non-employee scientific consultants of Sentigen Biosciences as of March 29, 2005.

               -  Depreciation and amortization costs decreased $33,271 or 23%.

         Loss from Continuing Operations. Loss from continuing operations for the three months ended September 30, 2005 was ($391,748), compared to a loss from continuing operations of ($492,449) for the three months ended September 30, 2004, a reduction of 20%. The breakdown of our loss from continuing operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is as follows:

                                                    For the Three Months Ended
                                                          September 30,
                                                          -------------             Percent
                                                       2005            2004          Change
                                                    ---------       ---------        ------
                  Income from operations
                          of CMT                    $ 312,025       $ 312,012          --%
                  Loss from operations of
                          Sentigen Biosciences       (294,395)       (399,949)        (26%)
                  Parent company expenses            (476,197)       (445,955)          7%
                  Net interest income                  96,569          65,193          48%
                  Provision for income taxes          (29,750)        (23,750)         25%
                                                    ---------       ---------
                  Total                             $(391,748)      $(492,449)        (20%)
                                                    =========       =========


         The loss from operations of Sentigen Biosciences were reduced by 26% due to the revenues earned from our contract with TSWG. Loss attributable to parent company expenses increased by 7% due to an increase in compensation and commercial insurance expenses. Net interest income increased 48% due to the investment of the proceeds received from the sale of the Specialty Media division in two-year U.S. Treasury Notes.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

         On February 22, 2005 we sold the Specialty Media Division of our wholly-owned subsidiary CMT to Chemicon International, Inc., a wholly-owned subsidiary of Serologicals Corporation (Nasdaq: SERO). The results of this division have been accounted for as discontinued operations. Our consolidated results of continuing operations consist of CMT's contract research division, Sentigen Biosciences and the expenses of the parent company.

         Revenues. Revenues for the nine months ended September 30, 2005 were $5,314,032 compared to revenues of $4,112,560 for the nine months ended September 30, 2004, an increase of $1,201,472 or 29%. For the nine months ended September 30, 2005, revenues attributable to CMT were $4,734,584, an increase of 17% when compared to revenues for the nine months ended September 30, 2004. The remainder of the increase was primarily the result of the revenues earned by Sentigen Biosciences under its contract with Technical Support Working Group
(TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. Under this contract we earned revenues of $518,448 during the nine months ended September 30, 2005 compared to $70,927 for the nine months ended September 30, 2004.

         An analysis of the services revenue earned by CMT is as follows:

                                                   For the Nine Months Ended,
                                                          September 30,              Percent
                                                      2005            2004           Change
                                                   ----------      ----------      ----------
                          HTS contract             $1,980,000      $1,800,000              10%
                          All other contracts       2,754,584       2,236,633              23%
                                                   ----------      ----------      ----------

                          Total                    $4,734,584      $4,036,633              17%
                                                   ==========      ==========      ==========

         The services revenue for high-throughput screening, or HTS, services is derived from one contract with Merck & Co., Inc. The contract has a term of one year, and ends on December 31, 2005. The contract provides for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer's HTS program. If actual deliveries during 2005 exceed the fixed number of deliveries provided for in the contract, additional deliveries will be billed at the rate of $1,000 per delivery. The contract also provides for a credit against other services (in addition to the base contract value) performed for the customer in 2006 if actual deliveries during 2005 fall below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2006 cannot exceed 30% of the value of the additional services performed in addition to the base contract value for 2005. During the nine months ended September 30, 2005, 180 additional deliveries were executed by CMT and billed at the rate of $1,000 per delivery, accounting for the 10% increase under this contract.

         The 23% increase in other contracts was the result of the study agreement we signed on August 18, 2004, with Merck & Co., Inc. Under the agreement, CMT will develop, bank and study certain cell lines based on standards and protocols specified by Merck & Co., Inc. The agreement provides for total payments to CMT of $1,338,130. Under the agreement Merck & Co., Inc. made up-front payments totaling $1,003,598; of those payments $490,060 was accounted for as earned revenues during 2004, based on the milestones completed under the agreement, while the remainder was accounted for as customer deposits in our consolidated balance sheet. For the nine months ended September 30, 2005 an additional $820,401 was accounted for as earned revenue. In October 2005, CMT completed the work under the contract and accounted for an additional $27,675 as earned revenue. The increase in revenues from the study agreement were partially offset by declining revenues from our molecular genetics and molecular biology services.

         Income after Direct Costs and Gross Margin. Income after direct costs for the nine months ended September 30, 2005 was $3,202,553 (a gross margin on revenue of 60%) compared to income after direct costs of $2,605,809 (a gross margin on revenue of 63%) for the nine months ended September 30, 2004. Gross margin for CMT decreased from 64% for the nine months ended September 30, 2004 to 62% for the nine months ended

September 30, 2005. The components of direct costs as a percentage of contract revenues for CMT for the nine months ended September 30, 2005 and 2004 are as follows:

                                                        For the Nine Months Ended
                                                              September 30,
                                                              -------------
                                                            2005        2004
                                                            ----        ----
                 Reagents and materials                      24%         22%
                 Labor                                       11%         11%
                 Allocation of selling,
                   general and
                     administrative costs                     3%          3%
                                                             --          --
                 Direct cost as a
                   percentage of
                     contract revenues                       38%         36%
                                                             ==          ==

         Operating Expenses. Operating expenses for the nine months ended September 30, 2005 were $5,012,331 compared to $5,231,536 for the nine months ended September 30, 2004. This decrease of $219,205 or 4% was primarily the result of a decline in:

               - Stock based compensation costs of $637,662. The decline results from the expiration of certain stock option agreements to non-employee scientific consultants of Sentigen Biosciences as of March 29, 2005.

               -  Research and development expenses decreased $32,141 or 2%.

         This decline was offset by:

               - Selling, general and administrative expenses of CMT increased $320,004 or 23% primarily due to higher compensation costs, commercial insurance costs and licensing fees.

               - Corporate overhead expenses increased $125,243 or 9%. The increase was primarily due to increased compensation costs and commercial insurance premiums.

               -  Depreciation and amortization costs increased $5,351 or 2%.

         Loss from Continuing Operations. Loss from continuing operations for the nine months ended September 30, 2005 was ($1,598,406), compared to a loss from continuing operations of ($2,545,036) for the nine months ended September 30, 2004, a reduction of 37%. The breakdown of our loss from continuing operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is as follows:

                                                      For the Nine Months Ended
                                                            September 30,
                                                            -------------                Percent
                                                        2005              2004            Change
                                                    -----------       -----------       -----------
                  Income from operations
                          of CMT                    $   842,161       $   697,977                21%
                  Loss from operations of
                          Sentigen Biosciences       (1,130,867)       (1,720,742)              (34%)
                  Parent company expenses            (1,521,072)       (1,602,962)               (5%)
                  Net interest income                   282,732           121,467               133%
                  Provision for income taxes            (71,360)          (40,776)               75%
                                                    -----------       -----------

                       Total                        $(1,598,406)      $(2,545,036)              (37%)
                                                    ===========       ===========       ===========


         The income from operations provided by CMT increased 21% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is primarily attributable to CMT's increase in revenues which were partially offset by higher direct costs as a percentage of revenues and higher selling, general and administrative costs. The loss from operations of Sentigen Biosciences was reduced by 34% due to revenues earned from our contract with TSWG and a decline in stock-based compensation charges. Net interest income increased 133% due to the investment of the proceeds received from the sale of the Specialty Media division in two-year U.S. Treasury Notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005 we had $430,855 in cash and cash equivalents and $13,785,510 invested in U.S. Treasury Notes. Our working capital as of September 30, 2005 was $12,853,979. During the nine months ended September 30, 2005 we financed our operations through working capital. We financed our capital expenditures primarily through a bank loan.

         On February 22, 2005, we purchased a $5,000,000 face value, 3.125% U.S. Treasury Note, maturing January 31, 2007 with a portion of the proceeds from the sale of the Specialty Media Division.

         On May 25, 2005, we sold a $300,000 face value, 2.500% U.S. Treasury Note, maturing September 30, 2006. Proceeds from the sale totaled $295,594.

         On June 14, 2005, we sold a $250,000 face value, 2.500% U.S. Treasury Note, maturing September 30, 2006. Proceeds from the sale totaled $246,514.

         On August 17, 2005, we sold a $200,000 face value, 2.500% U.S. Treasury Note maturing September 30, 2006. Proceeds from the sale were $195,031.

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

         We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. It should be noted that we will need substantial amounts of additional financing to fully commercialize the research programs undertaken by us which financing may not be available or if available may not be on reasonable terms. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. Management intends to continually review the commercial validity of the Tango Assay System, its applicability to functionalizing orphan GPCRs and the prospects of our new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.

INFLATION

         We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for any floating rate debt may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the three and nine months ended September 30, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the effective date for SFAS No. 123R was extended. The Company will be required to comply with SFAS No. 123R for the three months ending March 31, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

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

         SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

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

                                                          For the Three Months Ended
                                                                 September 30,
                                                                 -------------
                                                            2005              2004
                                                        -----------       -----------
                  Net loss:
                       As reported                      $  (391,748)      $  (238,910)
                       Pro-forma expense as if
                       stock options were charged
                       against net loss                    (670,387)         (456,919)
                                                        -----------       -----------
                  Pro-forma net loss
                       using the fair value method      $(1,062,135)      $  (695,829)
                                                        ===========       ===========

                  Basic and diluted EPS:
                       As reported                      $     (0.05)      $     (0.03)
                       Pro-forma using the fair
                       value method                     $     (0.14)      $     (0.09)



                                                          For the Nine Months Ended
                                                                 September 30,
                                                                 -------------
                                                            2005              2004
                                                        -----------       -----------
                  Net income (loss):
                       As reported                      $ 3,236,716       $(1,735,359)
                       Pro-forma expense as if
                       stock options were charged
                       against net income (loss)         (1,258,297)         (619,709)
                                                        -----------       -----------
                  Pro-forma net income (loss)
                       using the fair value method      $ 1,978,419       $(2,355,068)
                                                        ===========       ===========

                  Basic and diluted EPS:
                       As reported                      $      0.43       $     (0.23)
                       Pro-forma using the fair
                       value method                     $      0.26       $     (0.32)


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

         At September 30, 2005, we have total debt of $925,865. This debt consists of three capital leases and two bank notes used for equipment financing. The payment commitments under these debt instruments are comprised of interest and principal payments.

ITEM 4.  CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on October 19, 2005. The following proposals were adopted by the margins indicated:

      1. To elect eight directors, each of whom is to serve until the next Annual Meeting of Stockholders and until his successor is elected and qualified.

                                                             NUMBER OF SHARES
                                                             ----------------
                                                                       WITHHELD
                                                           FOR         AUTHORITY
                                                           ---         ---------
               Joseph K. Pagano                         6,872,114         682
               Thomas Livelli                           6,872,114         682
               Frederick R. Adler                       6,872,796          --
               Samuel A. Rozzi                          6,872,796          --
               Joel M. Pearlberg                        6,872,796          --
               Gerald Greenwald                         6,872,796          --
               Bruce Slovin                             6,872,796          --
               Arnold B. Pollard                        6,872,796          --

      2. To ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2005.

               For                                      6,872,796
               Withheld Authority                              --
               Against                                         --


ITEM 5.        OTHER INFORMATION

         Not applicable.

ITEM 6.        EXHIBITS

         31.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF SENTIGEN HOLDING CORP. PURSUANT TO RULE 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         31.2        CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF SENTIGEN

                     HOLDING CORP. PURSUANT TO RULE 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

                                       SENTIGEN HOLDING CORP.



Dated:  November 14, 2005
                                       By: /s/  Fredrick B. Rolff
                                                -----------------------
                                                Fredrick B. Rolff,
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)