Form 10-Q/A
period 2005-03-31
SENTIGEN HOLDING CORP
filed 2005-12-29
CIK 864890

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q/A

                                   ----------

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

EXPLANATORY NOTE

      In connection with our preparation of the report on Form 10-Q for the quarter ended September 30, 2005, we reviewed our method of presenting discontinued operations in our Consolidated Statements of Cash Flows. Following discussions held among the Audit Committee of our Board of Directors (the "Audit Committee"), management and Deloitte & Touche, LLP, our independent registered public accounting firm, the Audit Committee and management concluded on November 14, 2005 that we should restate our prior presentation to identify cash flows from discontinued operations as operating, investing, and financing as required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows." Accordingly, this Form 10-Q/A is being filed to restate the presentation of cash flows from discontinued operations in the Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and 2004. This restatement does not impact cash flows from operating, investing and financing activities from continuing operations or the net change in cash and cash equivalents as originally presented in the Consolidated Statements of Cash Flows, but provides additional details of cash flows from discontinued operations.

      This Form 10-Q/A for the quarter ended March 31, 2005 includes this restated presentation and hereby amends:

      - Part I. Item 1. Consolidated Financial Statements. Restatement has been made to the Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and 2004 to provide the additional detail of cash flows from the operating, investing and financing activities of discontinued operations and Note 7 has been added to "Notes to Consolidated Financial Statements (Unaudited)."

      - Exhibits. Certifications of the Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q/A

                                                                                                              Page
PART I.    FINANCIAL INFORMATION......................................................................         4

Item 1.    Consolidated Financial Statements As Restated..............................................         4
                Consolidated Balance Sheets
                      March 31, 2005 (Unaudited) and December 31, 2004................................         4
                Consolidated Statements of Operations (Unaudited)
                      For the three months ended, March 31, 2005 and 2004.............................         6
                Consolidated Statements of Cash Flows As Restated (Unaudited)
                      For the three months ended, March 31, 2005 and 2004.............................         8
            Notes to Consolidated Financial Statements As Restated (Unaudited)........................         10

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

                         PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Balance Sheets (page 1 of 2)
                    ----------------------------------------

                                                                                             (Unaudited)
                                                                                               March 31,          December 31,
                                                                                                 2005                2004
                                                                                                 ----                ----
Assets
        Current assets

              Cash and cash equivalents                                                   $     708,875       $     347,560
              U.S. treasury notes, available for sale, at fair value                         14,553,678           9,738,938
              Restricted cash held in escrow from sale of assets                                516,419                   -
              Assets held for sale                                                                    -           1,173,962
              Accounts receivable - net of allowance for doubtful accounts
                    of $40,000 for 2005 and 2004                                                509,857             616,831
              Accrued interest receivable                                                       131,511              39,844
              Prepaid expenses                                                                  199,584             193,542
                                                                                               --------             -------

                                                                                             16,619,924          12,110,677
                                                                                             ----------          ----------


        Property, plant and equipment                                                         3,124,841           3,106,815
        Equipment under capital lease                                                           197,777             197,777

        Less:  accumulated depreciation                                                       2,487,622           2,365,326
                                                                                              ---------           ---------

                                                                                                834,996             939,266
                                                                                                -------             -------
        Other assets
              Security deposits                                                                  21,111              21,111
              Deferred financing costs - net of accumulated amortization
                    of $3,326 for 2004                                                                -                 174
              License costs - net of accumulated amortization
                     of $129,590 for 2005 and $123,110 for 2004                                 311,035             317,515
                                                                                                -------             -------

                                                                                                332,146             338,800
                                                                                                -------             -------

Total assets                                                                              $  17,787,066       $  13,388,743
                                                                                          =============       =============

          (Consolidated Balance Sheets are continued on the next page)
                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Balance Sheets (page 2 of 2)
                    ----------------------------------------

                                                                                             (Unaudited)
                                                                                               March 31,          December 31,
                                                                                                 2005                2004
                                                                                                -----                ----
Liabilities and stockholders' equity
        Current liabilities
              Current maturities of long-term debt                                        $     105,324       $     122,367
              Liability under capital lease - current portion                                    50,139              58,331
              Liabilities held for sale                                                               -             467,438
              Accounts payable and accrued expenses                                           2,139,867             968,820
              Customer deposits                                                                 450,879             910,295
              Unearned revenue                                                                   14,045              14,045
                                                                                                 ------              ------
                                                                                              2,760,254           2,541,296

        Liability under capital lease - long-term                                                26,745              35,451
        Long-term debt - net of current maturities                                              723,885             749,044
                                                                                                -------             -------

        Total liabilities                                                                     3,510,884           3,325,791
                                                                                              ---------           ---------

        Stockholders' equity
              Preferred Stock - $.01 par value, 5,000,000 shares
                authorized - none issued or outstanding                                   $           -       $           -
              Common Stock - $.01 par value, 20,000,000 shares
                authorized, 7,471,692 and 7,470,692 shares issued
                and outstanding in 2005 and 2004, respectively                                   74,716              74,706
              Additional paid-in capital                                                     14,037,332          14,035,532
              Accumulated other comprehensive loss                                             (164,516)             (3,843)
              Retained earnings (accumulated deficit)                                           328,650          (4,043,443)
                                                                                                -------         -----------

        Total stockholders' equity                                                           14,276,182          10,062,952
                                                                                             ----------          ----------

Total liabilities and stockholders' equity                                                $  17,787,066       $  13,388,743
                                                                                          =============       =============

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Operations (page 1 of 2)
               --------------------------------------------------

                                                                                                       (Unaudited)
                                                                                                 For the Three Months Ended
                                                                                                        March 31,
                                                                                                        ---------
                                                                                                 2005               2004
                                                                                                 ----               ----
Revenue
        Molecular cell science                                                              $ 1,597,704         $ 1,330,217
        Federal contracts                                                                       163,812                   -
                                                                                                -------           ---------
                                                                                              1,761,516           1,330,217
Direct Costs
        Molecular cell science                                                                  600,602             526,132
        Federal contracts                                                                        99,762                   -
                                                                                                 ------           ---------
                                                                                                700,364             526,132
Income After Direct Costs
        Molecular cell science                                                                  997,102             804,085
        Federal contracts                                                                        64,050                   -
                                                                                                 ------           ---------
                                                                                              1,061,152             804,085
Operating Expenses
        Selling, general and administrative costs                                               545,824             482,741
        Research and development                                                                415,548             402,215
        Federal contracts                                                                        56,250                   -
        Corporate overhead                                                                      538,887             491,520
        Stock based compensation                                                                      -             648,565
        Depreciation and amortization                                                           128,950              93,414
                                                                                                -------              ------
                                                                                              1,685,459           2,118,455

Operating loss                                                                                 (624,307)         (1,314,370)

Interest income                                                                                  95,187              27,706
Interest expense                                                                                 12,628              10,745
                                                                                                 ------              ------
                                                                                                 82,559              16,961

Loss from continuing operations before provision for income tax                                (541,748)         (1,297,409)
Provision for income taxes                                                                        9,480               9,354
                                                                                                  -----               -----

Loss from continuing operations                                                                (551,228)         (1,306,763)

Income from discontinued operations, net of tax
   (including gain on disposal of $4,773,810, net of tax for 2005)                            4,923,322             319,440
                                                                                              ---------             -------

Net income (loss)                                                                           $ 4,372,094         $ (987,323)

Other comprehensive net (loss):
        Change in unrealized loss on U.S. Treasury Notes                                       (160,673)                  -
                                                                                              ---------          ----------
Comprehensive income (loss)                                                                 $ 4,211,421         $ (987,323)
                                                                                            ===========          ==========

      (Consolidated Statements of Operation are continued on the next page)
                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
               Consolidated Statements of Operations (page 2 of 2)
               --------------------------------------------------

                                                                                                       (Unaudited)
                                                                                                 For the Three Months Ended
                                                                                                          March 31,
                                                                                                          ---------

                                                                                                 2005               2004
                                                                                                 ----               ----
NET INCOME (LOSS) PER SHARE INFORMATION:

Basic and diluted loss per
        share from continuing operations                                                     $   (0.07)          $    (0.18)
                                                                                              =========           =========

Basic and diluted net income per
        share from discontinued operations                                                   $     0.66          $     0.05
                                                                                              =========           =========

Basic and diluted net income (loss) per share                                                $     0.59          $    (0.13)
                                                                                              =========           =========

Weighted average shares outstanding:
        Basic and Diluted                                                                     7,471,492           7,455,984
                                                                                              =========           =========

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows As Restated (page 1 of 2)
         --------------------------------------------------------------

                                                                                                (Unaudited, As Restated,
                                                                                                      see Note 7)
                                                                                              For the Three Months Ended
                                                                                                        March 31,
                                                                                                        ---------
                                                                                                 2005               2004
                                                                                                 ----               ----
Cash flows from operating activities:
        Net income (loss)                                                                   $ 4,372,094         $  (987,323)
        Income from discontinued operation, net of tax                                       (4,923,322)           (319,440)
                                                                                             ----------             -------
        Net (loss) from continuing operations                                                  (551,228)         (1,306,763)

        Adjustments to reconcile net loss from continuing operations to net cash (used in) continuing operations:
              Depreciation and amortization                                                     128,950              93,414
              Stock based compensation                                                                -             648,565
        Decrease (increase) in:
              Accrued interest receivable                                                       (91,667)            (25,458)
              Accounts receivable, net of allowance                                             106,974             156,517
              Unbilled services                                                                       -             (17,623)
              Prepaid expenses                                                                   (6,042)            (86,550)
        Increase (decrease) in:
              Accounts payable and accrued expenses                                             281,837             295,646
              Customer deposits                                                                (459,416)            (70,493)
              Unearned revenue                                                                        -              11,721
                                                                                               --------              ------
        Net cash (used in) operating
              activities from continuing operations                                            (590,592)           (301,024)
                                                                                                -------             -------

Cash flows from investing activities:
              Capital expenditures                                                              (18,026)            (96,132)

              Purchases of U.S. Treasury Notes                                               (4,972,978)                  -
                                                                                              ---------             -------
        Net cash (used in) investing
              activities from continuing operations                                          (4,991,004)            (96,132)
                                                                                              ---------              ------

Cash flows from financing activities:
              Principal payments on long-term debt                                              (42,202)            (62,055)
              Payments on capital lease obligations                                             (16,898)            (10,832)
              Proceeds from stock options exercised                                               1,810               2,869
                                                                                                  -----               -----
        Net cash (used in) financing
              activities from continuing operations                                             (57,290)            (70,018)
                                                                                              ---------              ------

Cash flows from discontinued operations:
              Net cash provided by operating activities                                         168,634             296,999
              Net cash provided by (used in)investing activities                              5,832,752             (14,942)

              Net cash used in financing activities                                              (1,185)               (444)
                                                                                                 ------                ----

        Net cash provided by discontinued operations                                          6,000,201             281,613
                                                                                              ---------             -------
Increase (decrease) in cash and cash equivalents                                                361,315            (185,561)
Cash and cash equivalents - beginning of period                                                 347,560          10,086,952
                                                                                            -----------         -----------
Cash and cash equivalents - end of period                                                   $   708,875        $  9,901,391
                                                                                            ===========        ============

     (Consolidated Statements of Cash Flows are continued on the next page)
                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows As Restated (page 2 of 2)
         --------------------------------------------------------------

                                                                                                (Unaudited, As Restated,
                                                                                                      see Note 7)
                                                                                               For the Three Months Ended
                                                                                                        March 31,
                                                                                                        ---------
                                                                                                 2005               2004
                                                                                                 ----               ----
Supplemental Disclosures of Cash Flow Information:

        Cash paid during the period:
              Interest                                                                      $    16,207          $   13,657
                                                                                            ===========          ==========
              Income taxes                                                                  $         -          $        -
                                                                                            ===========          ==========

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements As Restated,
                           March 31, 2005 (Unaudited)
--------------------------------------------------------------------------------

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

      Management intends to continually review the commercial validity of the Tango Assay System, its applicability to functionalizing orphan GPCRs and the prospects of our proposed new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.

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

                                                     For the Three Months Ended
                                                             March 31,
                                                             --------
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

Basic and  Diluted EPS:
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

      The assets and liabilities of the Division disposed of were as follows:

                                        DISPOSED      HELD FOR SALE
                                         AS OF           AS OF
                                      FEBRUARY 22,    DECEMBER 31,
                                         2005            2004
                                         ----            ----
Assets:
   Accounts receivable                $  397,755      $  443,986
   Inventory                             231,819         234,875
   Deferred financing costs                6,370           6,434
   Property, plant and equipment         486,551         488,667
                                      ----------      ----------
Total assets                          $1,122,495      $1,173,962
                                      ==========      ==========

Liabilities:
   Accounts payable                      190,598         222,943
   Mortgage payable                      243,310         244,495
                                      ----------      ----------
Total liabilities                     $  433,908      $  467,438
                                      ==========      ==========

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets," the operations of the Division are reported separately as discontinued operations for all periods presented. The financial results of the Division, included in discontinued operations, were as follows:

                                                  For the period   For the three
                                                    January 1          months
                                                     through           ended
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

                                     For the Three Months Ended
                                             March 31,
                                             --------
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

7.    RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

      Subsequent to the issuance of the Company's Form 10-Q for the quarters ended March 31, 2005 and 2004, we identified omitted disclosure as to the nature of cash flows from discontinued operations as required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows." As a result, the Statement of Cash Flows has been restated from the prior presentation to identify cash flows from discontinued operations as operating, investing and financing as required. This restatement does not impact cash flows from operating, investing and financing activities from continuing operations or the net change in cash and cash equivalents as originally presented in the Consolidated Statements of Cash Flows.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SENTIGEN HOLDING CORP.



Dated: December 29, 2005
                                      By: /s/ Fredrick B. Rolff
                                          --------------------------------------
                                              Fredrick B. Rolff,
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)