Form 10-Q/A
period 2005-06-30
SENTIGEN HOLDING CORP
filed 2005-12-29
CIK 864890

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------
                                   FORM 10-Q/A

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

EXPLANATORY NOTE

         In connection with our preparation of the report on Form 10-Q for the quarter ended September 30, 2005, we reviewed our method of presenting discontinued operations in our Consolidated Statements of Cash Flows. Following discussions held among the Audit Committee of our Board of Directors (the "Audit Committee"), management and Deloitte & Touche, LLP, our independent registered public accounting firm, the Audit Committee and management concluded on November 14, 2005 that we should restate our prior presentation to identify cash flows from discontinued operations as operating, investing, and financing as required by Statement of Financial Accounting Standards No. 95 "Statement of Cash
Flows." Accordingly, this Form 10-Q/A is being filed to restate the presentation of cash flows from discontinued operations in the Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004. This restatement does not impact cash flows from operating, investing and financing activities from continuing operations or the net change in cash and cash equivalents as originally presented in the Consolidated Statements of Cash Flows, but provides additional details of cash flows from discontinued operations.

         This Form 10-Q/A for the quarter ended June 30, 2005 includes this restated presentation and hereby amends:

     - Part I. Item 1. Consolidated Financial Statements. Restatement has been made to the Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 to provide the additional detail of cash flows from the operating, investing and financing activities of discontinued operations and Note 7 has been added to "Notes to Consolidated Financial Statements (Unaudited)."

     - Exhibits. Certifications of the Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q/A

                                                                                                             Page
                                                                                                             ----
PART I.    FINANCIAL INFORMATION......................................................................         4

Item 1.    Consolidated Financial Statements As Restated..............................................         4

                Consolidated Balance Sheets
                      As of June 30, 2005 (Unaudited) and December 31, 2004...........................         4

                Consolidated Statements of Operations (Unaudited)
                      For the three and six months ended June 30, 2005 and 2004.......................         6

                Consolidated Statements of Cash Flows As Restated (Unaudited)
                      For the six months ended June 30 2005 and 2004..................................         8

           Notes to Consolidated Financial Statements As Restated (Unaudited).........................        10

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Balance Sheets (Page 1 of 2)

                                                                                        (Unaudited)
                                                                                          June 30         December 31,
                                                                                           2005               2004
                                                                                       ------------       ------------
Assets
            Current assets
                     Cash and cash equivalents                                         $    176,673       $    347,560
                     U.S. treasury notes, available for sale, at fair value              14,072,844          9,738,938
                     Restricted cash in escrow from sale of assets                          516,419                 --
                     Assets held for sale                                                        --          1,173,962
                     Accounts receivable - net of allowance for doubtful accounts
                               of $45,000 for 2005 and 2004                                 702,008            616,831
                     Accrued interest receivable                                            101,510             39,844

                     Prepaid expenses                                                       144,675            193,542
                                                                                       ------------       ------------

                                                                                         15,714,129         12,110,677
                                                                                       ------------       ------------

            Property, plant and equipment                                                 3,126,831          3,106,815
            Equipment under capital lease                                                   197,777            197,777
            Less:  accumulated depreciation                                              (2,581,353)        (2,365,326)
                                                                                       ------------       ------------

                                                                                            743,255            939,266
                                                                                       ------------       ------------
            Other assets
                     Security deposits                                                       22,111             21,111
                     Deferred financing costs - net of accumulated amortization
                               of $3,326 for 2004                                                --                174
                     License costs - net of accumulated amortization
                               of $136,070 for 2005 and $123,110 for 2004                   304,555            317,515
                                                                                       ------------       ------------

                                                                                            326,666            338,800
                                                                                       ------------       ------------

Total assets                                                                           $ 16,784,050       $ 13,388,743
                                                                                       ============       ============

          (Consolidated Balance Sheets are continued on the next page)
                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Balance Sheets (page 2 of 2)

                                                                                       (Unaudited)
                                                                                         June 30         December 31,
                                                                                          2005               2004
                                                                                      ------------       ------------
Liabilities and stockholders' equity
            Current liabilities
                     Current maturities of long-term debt                             $    168,520       $    122,367
                     Liability under capital lease - current portion                        41,289             58,331
                     Liabilities held for sale                                                  --            467,438
                     Accounts payable and accrued expenses                               1,058,440            948,257
                     Accrued federal and state income taxes                                855,620             20,563
                     Customer deposits                                                     227,344            910,295
                     Unearned revenue                                                       24,188             14,045
                                                                                      ------------       ------------

                                                                                         2,375,401          2,541,296

            Liability under capital lease - long-term                                       18,433             35,451
            Long-term debt - net of current maturities                                     616,613            749,044
                                                                                      ------------       ------------

            Total liabilities                                                            3,010,447          3,325,791
                                                                                      ------------       ------------

            Stockholders' equity
                     Preferred Stock - $.01 par value, 5,000,000 shares
                               authorized - none issued or outstanding                          --                 --
                     Common Stock - $.01 par value, 20,000,000 shares
                               authorized, 7,474,542 and 7,470,692 shares issued
                               and outstanding in 2005 and 2004, respectively               74,745             74,706
                     Additional paid-in capital                                         14,234,436         14,035,532
                     Accumulated other comprehensive loss                                 (103,799)            (3,843)
                     Accumulated deficit                                                  (431,779)        (4,043,443)
                                                                                      ------------       ------------

            Total stockholders' equity                                                  13,773,603         10,062,952
                                                                                      ------------       ------------

Total liabilities and stockholders' equity                                            $ 16,784,050       $ 13,388,743
                                                                                      ============       ============


                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                               (Unaudited)                     (Unaudited)
                                                                        For the Three Months Ended       For the Six Months Ended
                                                                                 June 30,                        June 30,
                                                                                 --------                        --------
                                                                           2005            2004            2005            2004
                                                                       -----------     -----------     -----------     -----------
Revenue
            Cell & Molecular Technologies, Inc.                        $ 1,509,026     $ 1,177,973     $ 3,106,730     $ 2,508,190
            Sentigen Biosciences                                           191,173              --         354,985              --
                                                                       -----------     -----------     -----------     -----------
                                                                         1,700,199       1,177,973       3,461,715       2,508,190
Direct Costs
            Cell & Molecular Technologies, Inc.                            580,298         396,070       1,180,901         922,202
            Sentigen Biosciences                                           111,534              --         211,296              --
                                                                       -----------     -----------     -----------     -----------
                                                                           691,832         396,070       1,392,197         922,202
Income After Direct Costs
            Cell & Molecular Technologies, Inc.                            928,728         781,903       1,925,829       1,585,988
            Sentigen Biosciences                                            79,639              --         143,689              --
                                                                       -----------     -----------     -----------     -----------
                                                                         1,008,367         781,903       2,069,518       1,585,988
Operating Expenses
            Selling, general and administrative costs                      585,067         420,414       1,130,891         903,155
            Research and development                                       457,923         510,581         929,723         912,796
            Corporate overhead                                             502,989         482,373       1,041,876         973,893
            Stock based compensation                                        89,080          48,874          89,080         697,439
            Depreciation and amortization                                  100,211          97,126         229,161         190,540
                                                                       -----------     -----------     -----------     -----------
                                                                         1,735,270       1,559,368       3,420,731       3,677,823

Operating loss                                                            (726,903)       (777,465)     (1,351,213)     (2,091,835)

Interest income                                                            116,553          43,725         211,740          71,431
Interest expense                                                            12,948          10,606          25,576          21,351
                                                                       -----------     -----------     -----------     -----------
                                                                           103,605          33,119         186,164          50,080

Loss from continuing operations before provision for income taxes         (623,298)       (744,346)     (1,165,049)     (2,041,755)
Provision for income taxes                                                  32,130           7,672          41,610          17,026
                                                                       -----------     -----------     -----------     -----------

Loss from continuing operations                                           (655,428)       (752,018)     (1,206,659)     (2,058,781)

(Loss) income from discontinued operations, net of tax
   (including gain on disposal of $4,773,810, net of tax for
      the six months ended June 30, 2005)                                  (88,200)        242,892       4,835,122         562,332
                                                                       -----------     -----------     -----------     -----------

Net (loss) income                                                      $  (743,628)    $  (509,126)    $ 3,628,463     $(1,496,449)

Other comprehensive net income (loss):

            Change in unrealized loss (gain) on U.S. Treasury Notes         60,717           8,945         (99,956)          8,945
                                                                       -----------     -----------     -----------     -----------

Comprehensive (loss) income                                            $  (682,911)    $  (500,181)    $ 3,528,507     $(1,487,504)
                                                                       ===========     ===========     ===========     ===========

     (Consolidated Statements of Operation are continued on the next page)

                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES

               Consolidated Statements of Operations (page 2 of 2)

                                                           (Unaudited)                       (Unaudited)
                                                    For the Three Months Ended         For the Six Months Ended
                                                             June 30,                          June 30,
                                                             --------                          --------
                                                       2005             2004             2005             2004
                                                  -------------    -------------    -------------    -------------
NET INCOME (LOSS) PER SHARE INFORMATION:
 Basic and diluted loss per
          share from continuing operations        $       (0.09)   $       (0.10)   $       (0.16)   $       (0.28)
                                                  =============    =============    =============    =============

 Basic and diluted net (loss) income per
          share from discontinued operations      $       (0.01)   $        0.03    $        0.65    $        0.08
                                                  =============    =============    =============    =============

 Basic and diluted net (loss) income per share    $       (0.10)   $       (0.07)   $        0.49    $       (0.20)
                                                  =============    =============    =============    =============

 Weighted average shares outstanding:

          Basic and Diluted                           7,473,117        7,462,099        7,472,309        7,459,647
                                                  =============    =============    =============    =============

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES

         Consolidated Statements of Cash Flows As Restated (Page 1 of 2)

                                                                 (Unaudited, As Restated,
                                                                        see Note 7)
                                                                 For the Six Months Ended
                                                                         June 30,
                                                                         --------
                                                                  2005             2004
                                                              ------------     ------------
Cash flows from operating activities:
           Net income (loss)                                  $  3,628,463     $ (1,496,449)
           Less:  Income from discontinued
                           operations, net of tax               (4,835,122)        (562,332)
                                                              ------------     ------------
           Net (loss) from continuing operations                (1,206,659)      (2,058,781)

           Adjustments to reconcile net loss
           from continuing operations to net cash
           used in continuing operations:
                    Depreciation and amortization                  229,161          190,540
                    Stock based compensation                        89,080          697,439
           Decrease (increase) in:
                    Accrued interest receivable                    (61,666)         (31,000)
                    Accounts receivable, net of allowance          (85,177)         152,055
                    Unbilled services                                   --          (17,623)
                    Prepaid expenses and security deposits          47,867          (75,567)
           Increase (decrease) in:
                    Accounts payable and accrued expenses           56,031          278,170
                    Customer deposits                             (682,951)          87,601
                    Unearned revenue                                10,143           17,966
                                                              ------------     ------------
           Net cash used in operating
                    activities from continuing operations       (1,604,171)        (759,200)
                                                              ------------     ------------

Cash flows from investing activities:
           Capital expenditures                                    (20,016)        (138,811)
           Sales of U.S. Treasury Notes                            542,108               --
           Purchases of U.S. Treasury Notes                     (4,972,978)      (8,991,055)
                                                              ------------     ------------
           Net cash used in investing
                    activities from continuing operations       (4,450,886)      (9,129,866)
                                                              ------------     ------------
Cash flows from financing activities:
           Principal payments on long-term debt                    (86,278)        (124,882)
           Payments on capital lease obligations                   (34,060)         (26,962)
           Proceeds from stock options exercised                     4,863           57,616
                                                              ------------     ------------
           Net cash used in financing activities
                    from continuing operations                    (115,475)         (94,228)
                                                              ------------     ------------
Cash flows from discontinued operations:
           Net cash provided by operating activities               168,634          552,795
           Net cash provided by (used in)
                            investing activities                 5,832,196          (14,942)
           Net cash provided by financing activities                (1,185)            (602)
                                                              ------------     ------------
           Net cash provided by discontinued operations          5,999,645          537,251
                                                              ------------     ------------

Decrease in cash and cash equivalents                             (170,887)      (9,446,043)
Cash and cash equivalents - beginning of period                    347,560       10,086,952
                                                              ------------     ------------
Cash and cash equivalents - end of period                     $    176,673     $    640,909
                                                              ============     ============

     (Consolidated Statements of Cash Flows are continued on the next page)

                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES

         Consolidated Statements of Cash Flows As Restated (page 2 of 2)

                                                          (Unaudited, As Restated
                                                                see Note 7)
                                                          For the Six Months Ended
                                                                  June 30,
                                                              2005        2004
                                                            --------    --------
Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period:
            Interest                                        $ 29,155    $ 26,342
                                                            ========    ========
            Income taxes                                    $110,550    $ 45,000
                                                            ========    ========

   Non-cash investing and financing activities:
            Investing activities:
               Equipment acquired under capital lease       $     --    $ 66,832

            Financing activities:
               Debt incurred under capital lease            $     --    $ 66,832


                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements As Restated, June 30, 2005
                                  (Unaudited)

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

                                                     For the Three Months
                                                             Ended
                                                            June 30,
                                                            -------
                                                     2005                2004
                                                 -----------        -----------
Net loss:
     As reported                                 $  (743,628)       $  (509,126)
     Pro-forma expense as if
     stock options were charged
     against net loss                               (490,880)           (63,380)
                                                 -----------        -----------
Pro-forma net loss
     using the fair value method                 $(1,234,508)       $  (572,506)
                                                 ===========        ===========

Basic and diluted EPS:
     As reported                                 $     (0.10)       $     (0.07)
     Pro-forma using the fair
     value method                                $     (0.17)       $     (0.08)

                                                      For the Six Months
                                                             Ended
                                                            June 30,
                                                            -------
                                                    2005                2004
                                                -----------         -----------
Net income (loss):
     As reported                                $ 3,628,463         $(1,496,449)
     Pro-forma expense as if
     stock options were charged
     against net income (loss)                     (587,910)           (162,790)
                                                  ---------           ---------
Pro-forma net income (loss)
     using the fair
     value method                               $ 3,040,553         $(1,659,239)
                                                ===========         ===========

Basic and diluted EPS:
     As reported                                $      0.49         $     (0.20)
     Pro-forma using the fair
     value method                               $      0.41         $     (0.22)

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
                                                   ==========         ==========

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets," the operations of the Division are reported separately as discontinued operations for all periods presented. The financial results of the Division, included in discontinued operations, were as follows:

                                                             (Unaudited)                   (Unaudited)
                                                      For the Three Months Ended     For the Six Months Ended
                                                               June 30,                      June 30,
                                                               --------                      --------
                                                         2005            2004           2005           2004
                                                      ----------      ----------     ----------     ----------
 Product revenues                                     $       --      $  740,358     $  526,300     $1,556,858

 Direct costs                                                 --         290,796        226,127        589,285
                                                      ----------      ----------     ----------     ----------

Income after direct costs                                     --         449,562        300,173        967,573

 Operating expenses

     Selling, general and administrative costs                --         153,655        129,676        303,051
     Research and development                                 --          11,346          2,619         16,143
     Stock based compensation                             88,200              --         88,200             --
     Depreciation and amortization                            --          25,952             --         50,047
                                                      ----------      ----------     ----------     ----------

Total operating expenses                                  88,200         190,953        220,495        369,241

(Loss)/income from operations                            (88,200)        258,609         79,678        598,332


 Interest expense                                             --           2,079          3,579          4,991
                                                      ----------      ----------     ----------     ----------

(Loss)/income before provision for income taxes          (88,200)        256,530         76,099        593,341

 Provision for income taxes                                   --          13,638         14,787         31,009
                                                      ----------      ----------     ----------     ----------

 (Loss)/income from discontinued operations              (88,200)        242,892         61,312        562,332

 Gain on sale of discontinued
            operations,  net of taxes of $889,209             --              --      4,773,810             --
                                                      ----------      ----------     ----------     ----------

Net (loss) income from discontinued operations        $  (88,200)     $  242,892     $4,835,122     $  562,332
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

                                    For the Three Months Ended
                                            June 30,
                                            -------
                                      2005             2004
                                  -----------      -----------
 Revenues
      CMT                         $ 1,509,026      $ 1,177,973
      Sentigen Biosciences            191,173               --
      Corporate                            --               --
                                  -----------      -----------
 Total                            $ 1,700,199      $ 1,177,973
                                  ===========      ===========

 Operating income (loss)
      CMT                         $   233,187      $   206,769
      Sentigen Biosciences           (455,601)        (500,361)
      Corporate                      (504,489)        (483,873)
                                  -----------      -----------
 Total                            $  (726,903)     $  (777,465)
                                  ===========      ===========

Depreciation and amortization
     CMT                          $    83,981      $    80,721
     Sentigen Biosciences              14,730           14,905
     Corporate                          1,500            1,500
                                  -----------      -----------
 Total                            $   100,211      $    97,126
                                  ===========      ===========

                                 For the Six Months Ended
                                         June 30,
                                         -------
                                  2005             2004
                              -----------      -----------
Revenues
     CMT                      $ 3,106,730      $ 2,508,190
     Sentigen Biosciences         354,985               --
     Corporate                         --               --
                              -----------      -----------
Total                         $ 3,461,715      $ 2,508,190
                              ===========      ===========

Operating income (loss)
     CMT                      $   530,137      $   385,965
     Sentigen Biosciences        (836,474)      (1,320,793)
     Corporate                 (1,044,876)      (1,157,007)
                              -----------      -----------
Total                         $(1,351,213)     $(2,091,835)
                              ===========      ===========

                                 For the Six Months Ended
                                         June 30,
                                         -------
                                    2005         2004
                                  --------     --------
Depreciation and amortization
     CMT                          $196,526     $157,730
     Sentigen Biosciences           29,635       29,810
     Corporate                       3,000        3,000
                                  --------     --------
 Total                            $229,161     $190,540
                                  ========     ========

                                                June 30,      December 31,
                                                 2005            2004
                                              -----------     -----------
Segment assets
     CMT                                      $ 1,273,344     $ 1,490,437
     Sentigen Biosciences                         675,390         629,504
     Corporate                                 14,835,316      10,094,840
                                              -----------     -----------
     Total assets for reportable segments     $16,784,050     $12,214,781
     Assets held for sale                              --       1,173,962
                                              -----------     -----------
 Total                                        $16,784,050     $13,388,743
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

        The total number of additional potential common shares excluded from the calculation of diluted net loss per share from continuing operations was as follows:

 For the Three Months Ended       For the Six Months Ended
          June 30,                        June 30,
          --------                        --------
      2005        2004                2005        2004
   ---------     -------            -------     -------
    139,188      407,892            155,503     407,892

7.      RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

        Subsequent to the issuance of the Company's Form 10-Q for the quarter ended June 30, 2005 and 2004, we identified omitted disclosure as to the nature of cash flows from discontinued operations as required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows." As a result, the Statement of Cash Flows has been restated from the prior presentation to identify cash flows from discontinued operations as operating, investing and financing as required. This restatement does not impact cash flows from operating, investing and financing activities from continuing operations or the net change in cash and cash equivalents as originally presented in the Consolidated Statements of Cash Flows.

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