Form 10-K
period 2005-12-31
SENTIGEN HOLDING CORP
filed 2006-03-30
CIK 864890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                         Commission file number: 0-18700

                             SENTIGEN HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       13-3570672
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

445 MARSHALL STREET, PHILLIPSBURG, NEW JERSEY                        08865
  (Address of principal executive offices)                        (Zip Code)

                                 (908) 387-1673
              (Registrant's telephone number, including area code)

                                      NONE
         (Former name, former address and former fiscal year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class   Name of each exchange on which registered
-------------------   -----------------------------------------
        None                             None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                                                  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                             [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

   Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $23,527,747 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Capital Market System.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at March 24, 2006
                 -----                    -----------------------------
Common Stock, $0.01 par value per share          7,477,542 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS

PART I..............................................................................................    4
   ITEM 1.  BUSINESS................................................................................    4
   ITEM 1A. RISK FACTORS............................................................................   13
   ITEM 1B. UNRESOLVED STAFF COMMENTS...............................................................   18
   ITEM 2.  PROPERTIES..............................................................................   18
   ITEM 3.  LEGAL PROCEEDINGS.......................................................................   18
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   18
PART II.............................................................................................   19
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................   19
   ITEM 6.  SELECTED FINANCIAL DATA.................................................................   19
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...   20
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   28
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................   28
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....   29
   ITEM 9A. CONTROLS AND PROCEDURES.................................................................   29
   ITEM 9B. OTHER INFORMATION.......................................................................   29
PART III............................................................................................   29
   ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT......................................   29
   ITEM 11. EXECUTIVE COMPENSATION..................................................................   32
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................   37
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................   39
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................   39
PART IV.............................................................................................   40
   ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..............................................   40

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

               INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The statements contained within this Annual Report on Form 10-K of Sentigen Holding Corp. (the "Company") which are not historical facts are forward-looking statements. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, research programs, technologies, service offerings, and our future achievements. These forward-looking statements involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, risks associated with our history of consolidated net losses; our dependence on a limited number of customers; our dependence on research and development expenditures by the pharmaceutical and biotechnology industries; our need for additional capital to finance our expanding research and development programs; the lack of commercial acceptance of our Tango(TM) Assay System; changes in customer preferences; the ability to hire and retain key personnel; protection of patents, trademarks and other proprietary rights; technological change, competitive factors and unfavorable general economic conditions. These risks are included in "Item 1. Business," "Item 1A. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. Actual results may vary significantly from such forward-looking statements. The words "will," "estimate," "could," "believe," "expect," "predict," "potential," "anticipate," "may," "intend," "opportunity," "continue," or "plan," the negative of these words and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-K or documents incorporated by reference herein that include forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     We are a biotechnology company conducting business through two wholly-owned operating subsidiaries, Sentigen Biosciences, Inc. ("Sentigen Biosciences") and Cell & Molecular Technologies, Inc. ("CMT"). Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. CMT provides contract research and development services to companies engaged in the drug discovery process and works in close cooperation with Sentigen Biosciences to commercialize specific applications of the Tango(TM) Assay System. On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million to Serologicals Corporation (Nasdaq: SERO). Accordingly, the assets and liabilities of Specialty Media were accounted for as assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2004. In addition, the statements of operations for Specialty Media have been accounted for as discontinued operations, net of tax in our consolidated statements of operations.

     We were incorporated under the laws of the State of Delaware in May 1990. After having engaged in the acquisition and operation of different businesses subsequent to our initial public offering in August 1990, we commenced our current business operations when we acquired CMT in May 1998. CMT was incorporated on May 6, 1997 to acquire all of the outstanding stock in each of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Sentigen Corp. was formed on February 16, 2000, and changed its name to Sentigen Biosciences, Inc. on February 24, 2004. We changed our name from Prime Cellular Inc. to Sentigen Holding Corp. on June 23, 2000. On January 9, 2002, our common stock began trading on The NASDAQ Capital Market under the symbol SGHL.

     We maintain our principal executive office, laboratory, and office/warehouse facilities at 445 Marshall Street, Phillipsburg, New Jersey 08865. We operate laboratories at 3960 Broadway, New York, New York 10032 and at 418 Industrial Drive, North Wales, Pennsylvania 19454. We also maintain an administrative office at 710 East Durant Avenue, Aspen, Colorado 81611.

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

SENTIGEN BIOSCIENCES, INC.

     Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System, one of which has been allowed and is expected to issue in 2006, and it expects to file additional patent applications on this technology and related matters in the future.

     Research Programs

     GPCRs are the largest family of receptors in humans, and they are involved in a multitude of cellular signaling mechanisms. GPCRs function as important mediators of cellular responses to hormones, neurotransmitters, chemokines and other molecules. In addition, GPCRs are responsible for mediating the senses of smell (olfaction), taste, and vision. GPCRs are membrane proteins with a common structure comprising seven domains that span the cellular membrane. GPCRs bind with natural or synthetically engineered compounds ("ligands") on the outside of cells and relay a signal to the cellular interior by stimulating or inhibiting a variety of processes within the cell. Sentigen Biosciences believes that GPCRs represent the most profitable class of targets for pharmaceutical drug discovery because of their role in many cellular signaling mechanisms.

     It is generally accepted that a majority of all prescription drugs on the market interact directly or indirectly with GPCRs. There are approximately two hundred GPCRs for which a natural ligand and physiological function are known and understood. In addition to these two hundred "known" GPCRs, it is believed that there are over one-hundred and fifty non-olfactory GPCRs for which a ligand and/or function is neither known nor understood (orphan GPCRs). Sentigen Biosciences believes that bioassays developed on its Tango(TM) Assay System platform offer the potential to monitor receptor activation with better selectivity, sensitivity, and flexibility than other currently-available technologies. Sentigen Biosciences believes that the use of Tango assays to interrogate the two hundred known GPCRs has the potential to identify ligands that may yield drugs that are more effective and specific than drugs currently on the market. Sentigen Biosciences believes that using Tango assays to functionalize orphan GPCRs has the potential to yield a new population of effective drug targets. While Sentigen Biosciences believes that these objectives are attainable based upon laboratory results, there is no assurance that its Assay System will be accepted by commercial customers as a platform that is sufficiently more effective than other commercially available platforms as to mandate changing from their existing assay systems or that the Tango Assay System platform will work effectively against all possible drug targets.

     Sentigen Biosciences is devoting a portion of its research effort and resources to the development of a novel cell-based molecular profiling system, which the Company is engaged in commercializing through CMT. Sentigen Biosciences believes that the ability to profile the cross-reactivity of lead drug compounds against a wide range of GPCRs in the Tango System could result in the generation of selectivity profiles for drug candidates, thereby enabling the identification of more specific drugs with fewer side effects. CMT began marketing the cell-based molecular profiling system as a service in the fourth quarter of 2005. CMT has not yet generated material revenues from these activities.

     While Sentigen Biosciences has met and continues to meet with pharmaceutical and biotechnology companies, as well as other companies involved in assisting in the drug discovery process, we have not yet entered into any drug discovery or development agreements, nor can any assurance be given that we will be able to do so on terms that are acceptable to us. It should also be noted that substantial amounts of additional financing either directly or through partnerships may be required to fully commercialize the systems and research programs undertaken by us. There is no assurance that such financing can be obtained on reasonable terms.

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

     On July 26, 2004, we were awarded a contract by the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. The contract, entitled "Olfactory Receptor Microarray-Based Sensor for Explosives Detection (ORM-EDS)", will provide Sentigen Biosciences with $1.65 million in research funding through July 2006. We are conducting research for the development of a freestanding sensor for the detection of explosive agents. The sensor is aimed at reproducing the sensitivity, versatility and chemical range of the mammalian nose. We are attempting to isolate, produce and assemble mammalian olfactory receptors into microarrays that would allow the nano-scale monitoring of patterns of olfactory receptor activation resulting from exposure to potentially harmful agents. The contract provides for the reimbursement of research expenditures plus a fixed profit margin. For the years ended December 31, 2005 and 2004, we earned revenues of

$743,099 and $183,213 under this contract, respectively, while incurring total costs of $707,714 and $174,489, respectively.

     License Agreements

     On April 10, 2000, Sentigen Biosciences entered into a license agreement with The Trustees of Columbia University in New York ("Columbia") for an exclusive worldwide right to Columbia's patent applications and other proprietary rights in the areas of insect chemosensation and olfaction. The licensing agreement with Columbia required us to contribute a minimum of $1,000,000 into Sentigen Biosciences within one year of the date of the agreement (by April 2001) or we must have been involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of a private placement in November 2000 in which 863,834 shares of our common stock were sold for $6.00 per share for aggregate gross proceeds of $5,183,004.

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

     We satisfied these obligations through the year ended December 31, 2005.

     While we currently offer no products or services derived from these licenses, we utilize the intellectual property of these licenses in our research and development contract with the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. There is no assurance that the technology related to the licensing agreements with Columbia or other technologies involved in the research and development activities of Sentigen Biosciences will prove to be productive. In the event we decide to terminate such activities, there will be associated costs to us, such as payment to employees and expenses related to the closing of our facility at 3960 Broadway, New York, New York. No provisions have been made for such possible further expense.

     Consulting Agreements

     Dr. Richard Axel. On March 29, 2005, Sentigen Biosciences renewed its consulting agreement with Dr. Richard Axel, a professor at Columbia University. Our original agreement with Dr. Axel expired on March 29, 2005. The new agreement with Dr. Axel has a term of five years, unless earlier terminated by either party. Pursuant to the terms of the consulting agreement Dr. Axel will
(i) provide us with advisory services with respect to data we generate, (ii) provide scientific advice regarding our product lines, the general direction of the research program, recruitment of personnel and techniques used in research in the receptor ligand interactions field and (iii) generally advise us in our efforts to produce, develop and market products in the receptor ligand interactions field.

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

     In recognition of his work in molecular genetics, Dr. Axel has received numerous awards: the Passano Foundation Young Scientist Award, the Alan T. Waterman Award from the National Science Foundation, the Eli Lilly Award in Biological Chemistry, the New York Academy of Sciences Award in Biological and Medical Sciences, the Lounsbery Award from the National Academy of Sciences, the John Jay Award from Columbia University, and the Science Pour L'Art Award, LVMH, Paris. Dr. Axel was the 1996 co-recipient of the Unilever Science Award, and in 1997 was the co-recipient of the Rosenstiel Award. In 1998, he received the Bristol-Myers Squibb Award for Excellence in Neuroscience, and in 1999, the Hamilton Medal from Columbia University. Dr. Axel is a member of the National Academy of Sciences and the American Academy of Arts and Sciences.

CELL & MOLECULAR TECHNOLOGIES, INC.

     CMT is a contract research organization that specializes in supporting the drug discovery process. Through its scientific staff and technology focus, CMT aims to increase the efficiency of the drug discovery process at pharmaceutical, biotechnology, and biomedical research organizations and optimize their investments in new technologies. In addition, CMT works in close collaboration with Sentigen Biosciences to commercialize specific applications of the Tango(TM) Assay System. CMT maintains an internet address at www.cmt-inc.net.

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

          -    Bio-processing;

          -    High Throughput Screening ("HTS") support services;

          -    Mouse genetics; and

          -    Cell-based GPCR selectivity profiling.

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

          - The construction of custom cDNA libraries, genomic libraries, and DNA vectors;

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

     Gene expression and protein biochemistry. The drug discovery community demands an ever increasing amount of recombinant proteins for their HTS programs, as well as biochemical and biophysical studies. CMT helps to meet this demand through the production and purification of recombinant proteins from genetically engineered hosts. CMT offers the expression of recombinant proteins in the following expression systems: (1) bacteria, (2) yeast, (3) mammalian cells, (4) insect cells and (5) recombinant viruses. CMT also performs expression optimization studies and scale-up process development.

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

     HTS support services. Pharmaceutical and biotechnology companies utilize sophisticated automation and robotics to screen large quantities of cells or proteins very rapidly. Through HTS programs the drug discovery community is able to rapidly screen, identify and develop potential drug candidates for a large number of disease targets. CMT provides whole cells, sub-cellular fractions, and purified proteins in accordance with customer specified, quality control standards to assure performance and reproducibility. The cells and reagents are tested and delivered to customers in the customer-prescribed format (bulk, multi-well plates, multiple aliquots, etc.). Customers receive cells or reagents on a regularly scheduled basis (daily, weekly) and in a format (384, 1536 well or other ultra-high throughput format plates) required for the customer's HTS assays. CMT designs its services to help ease the strain on the customer's internal resources and enable the customer's screening facilities and equipment to maintain higher efficiency and usage times. CMT has developed a number of strategies (transiently transfected cells, cryopreserved cells, and division-arrested cells) to allow cells to be provided as pre-validated, assay ready reagents for clients' cell-based drug discovery programs.

     CMT believes its resources in molecular biology, gene cloning, expression, cell culture and cell line development enables it to provide customers with a multidisciplinary approach to assay development. CMT's services include the design, establishment, and execution of quality control standards for assays. CMT can transfer assays to its customers, or perform assays at CMT's facilities.

     CMT developed a process for the use of "division-arrested" cells within cell-based assays for drug discovery. This development enables drug discovery professionals to maintain consistent cell-counts and cell quality within assays despite the increasing density of screening formats and varying screening cycle times. CMT filed a patent application on this process in 2002, which has been allowed and is expected to issue in 2006.

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

     Cell Based GPCR Selectivity Profiling. CMT is commercializing the application of Sentigen Biosciences' Tango(TM) Assay System for the selectivity profiling of candidate compounds against an array of GPCR targets. CMT launched this service in the fourth quarter of 2005. This service is being offered to pharmaceutical and biotechnology companies engaged in drug discovery, as well as academic and government laboratories investigating the cross-reactivity of compounds.

DISCONTINUED OPERATION

     On February 22, 2005 we entered into agreements with Serologicals Corporation and its direct and indirect subsidiaries, Chemicon Specialty Media, Inc. ("Purchaser") and Chemicon International, Inc., pursuant to which CMT sold substantially all of the assets, including the facility on 580 Marshall Street, Phillipsburg, New Jersey, of its Specialty Media Division (the "Division") to the Purchaser for $6,500,000. The Division's business primarily consisted of the manufacture and distribution of cell culture media, mouse embryo culture media, mouse embryonic stem cells, feeder cells, and reagents.

     For additional information, please see Note 4 to the audited consolidated financial statements included elsewhere in this Annual Report.

SIGNIFICANT CUSTOMERS

     Sentigen Biosciences

     For the year ended December 31, 2005 and 2004, Sentigen Biosciences' revenues were primarily attributed to its contract with the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. For the years ended December 31, 2005 and 2004, we earned revenues of $743,099 and $183,213 under this contract, respectively, while incurring total costs of $707,714 and $174,489, respectively. Sentigen Biosciences did not earn any revenues during the year ended December 31, 2003.

     Cell and Molecular Technologies, Inc.

     For the years ended December 31, 2005, 2004 and 2003, Merck & Co., Inc. ("Merck") accounted for approximately 75%, 62% and 61% of CMT's consolidated annual revenues, respectively. For the years ended December 31, 2004 and 2003, Rockefeller University accounted for 10% and 11% of CMT's consolidated annual revenues, respectively. For the year ended December 31, 2005, Rockefeller University did not account for a significant percentage of CMT's consolidated annual revenues.

     The majority of the revenues from Merck are generated under one annual contract with CMT for HTS support services. The contract provided for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support Merck's HTS program. The contract also provided for a credit against other services (in addition to the base contract value) performed for the customer in 2006 should actual deliveries during 2005 fall below the fixed number of deliveries provided for in the contract. During 2004 and 2005, the number of actual deliveries provided to Merck was less than the fixed number of deliveries provided for in the contract. At December 31, 2005 unearned revenue totaled $45,995 to account for the value of the credits which are due in 2006. On January 12, 2006, CMT, entered into an amendment with Merck which provides for, among other things, the extension of the contract through March 31, 2006. The amendment provides for payments by Merck of $554,005 for the three months ending March 31, 2006, and the use of certain credits by Merck. CMT is in the process of negotiating a new agreement with Merck for HTS support services. There can be no assurance that a new agreement with Merck will be entered into or that such agreement will be as favorable as the prior agreement with Merck. In the event that a new agreement with Merck is not entered into or is not as favorable to CMT, our business, financial position and results of operations would be materially and adversely affected.

SALES AND MARKETING

     Sentigen Biosciences

     Sentigen Biosciences has been primarily focused on research and development, and has attended various scientific and industry conferences and met with leading pharmaceutical, biotechnology and agricultural companies in an effort to raise awareness of its technologies among constituents in those communities. Sentigen Biosciences intends to seek strategic discovery and development partnerships around key molecular targets with biotechnology, pharmaceutical and other life sciences research institutions. Sentigen Biosciences has not generated any material revenues from these activities and while we have met and continue to meet with these institutions we have not yet entered into any drug discovery or development agreements nor can any assurance be given that we will be able to do so on terms that are acceptable to us.

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

BACKLOG

     We do not have a significant order backlog comprised of specific commitments under signed task orders and other written obligations. There can be no assurance that any amounts which may be indicated under our backlog will be recognized as revenue at any point in the future, if at all.

SUPPLIERS

     Sentigen Biosciences

     The research and development operations of Sentigen Biosciences including purchasing are conducted at our 3960 Broadway, New York, New York location. In general, we purchase raw materials and supplies on the open market. We are able to obtain substantially all of such materials from a number of sources so that the loss of any one source of supply would not have a material adverse effect on us.

     Cell and Molecular Technologies, Inc.

     The contract research and development operations of CMT including purchasing are conducted at our 445 Marshall Street, Phillipsburg, New Jersey location. In general, we purchase raw materials and supplies on the open market. We are able to obtain substantially all of such materials from a number of sources so that the loss of any one source of supply would not have a material adverse effect on us.

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

     Further, Sentigen Biosciences is devoting a portion of its effort and resources to the continued development of a novel cell-based molecular profiling system which is being commercialized through CMT. We are aware of several other molecular profiling systems targeting panels of GPCRs that are currently on the market. While we believe that a cell-based assay for molecular profiling based on the Tango platform offers several advantages when compared to the biochemical receptor binding assays for molecular profiling that are currently offered by competitors, no assurance can be given that our profiling system will be accepted by commercial customers in place of the technologies currently on the market. In addition, Sentigen Biosciences is unable, at this time, to reliably assess the market for this platform.

     Further, Sentigen Biosciences is devoting a portion of its effort and resources to broadening out the application of the Tango Technology into other drug targets and other cell-based assay platforms. These efforts, if successful, could be the basis for additional patent applications.

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

     Sentigen Biosciences and CMT operate laboratory facilities. Although we believe that these facilities are in substantial compliance with all applicable material environmental laws, it is possible that there are material environmental liabilities of which we are unaware. If the costs of compliance with the various existing or future environmental laws and regulations, including any penalties that may be assessed for failure to obtain necessary permits, exceed our budgets for these items, our business operations and financial position could be materially adversely affected. In addition, liability to third parties could have a material adverse effect on our business operations and financial position. For the years ended December 31, 2005, 2004 and 2003, we did not make any material expenditures with respect to such matters.

     Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous substances at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. For the years ended December 31, 2005, 2004 and 2003, we did not make any material expenditures with respect to such matters.

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

     Other Regulations. In addition to the foregoing, we may be subject to various other federal, state and local regulatory and licensing requirements as the same are promulgated from time to time by the Environmental Protection Agency, Food and Drug Administration, Nuclear Regulatory Commission, the New Jersey Department of Environmental Protection and other federal, state and local regulatory agencies. Failure by us to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We have from time to time, made, and will continue to make, capital and other expenditures necessary to monitor and to comply with any applicable regulations. For the years ended December 31, 2005, 2004 and 2003, expenditures with respect to such matters were not material.

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

     It is expected that in the future we will need and attempt to obtain licenses for patents and/or proprietary information from others to be utilized in our operations. In connection with obtaining these licenses, appropriate contractual arrangements, involving some form of payment from us, may well have to be entered into. Although we believe that our technologies developed as a result of our research programs and techniques employed in our service offerings have been developed independently, we cannot assure you that the technologies developed as a result of our research programs and techniques employed in our service offerings do not and will not infringe on the rights of others or that third parties will not assert infringement claims against us in the future. In the case of infringement, we would, under certain circumstances, be required to modify our operations or obtain a license. We have received letters from a third-party asserting that we are infringing certain patents which have been licensed to such third-party. While we do not believe that we are infringing any of the claims of these patents, we cannot assure you that we will have the financial or other resources necessary to successfully defend a patent infringement or other proprietary rights infringement action or that we could modify our operations or obtain a license if we were required to do so. Failure to do any of the foregoing could have a material adverse effect on our business. If our services or technologies are deemed to infringe upon the rights of others, we could be liable for damages, which could have a material adverse effect on us.

     Sentigen Biosciences

     During 2004, we applied to the United States Patent and Trademark Office for a trademark on the Tango(TM) Assay System. Sentigen Biosciences also filed several U.S. provisional applications on its proprietary technology, and plans to file additional provisional and utility applications in the United States. Sentigen Biosciences also plans to file additional patent applications in other countries, that are seen as relevant markets for the commercialization of its technology. Sentigen Biosciences filed provisional applications in 2003 and 2004, and a utility application in the U.S. in 2004. The utility application has been allowed and we expect the patent to issue in 2006. An international, or PCT application, was also filed in 2004 and was followed by filings in non-U.S. jurisdictions in 2006. These applications have not yet been considered. We have filed additional provisional applications in the U.S. and plan to file additional utility and non-U.S. applications in the future.

     Cell & Molecular Technologies, Inc.

     CMT has applied for a U.S. patent, in 2002, and has filed an international, or PCT application, in 2003 on a process for the use of "division-arrested" cells within cell-based assays for drug discovery. This development is intended to enable drug discovery professionals to maintain consistent cell-counts and cell quality within assays despite the increasing density of screening formats and varying screening cycle times. The application filed in 2002 has been allowed and is expected to issue in 2006. The international application was followed by filings in non-U.S. jurisdictions, and we are awaiting action on all of these applications. CMT is also considering filing additional provisional and utility applications as well as non-U.S. applications in the future.

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

EMPLOYEES

     As of December 31, 2005, we had 36 full-time and 3 part-time employees. These employees were engaged as follows:

          -    15 in contract research and development services;

          -    14 in research and development;

          -    5 in administration, information technology and accounting;

          -    4 in executive positions; and

          -    1 in sales and marketing.

     None of our employees are covered by collective bargaining agreements. We believe that we have good relationships with our employees.

ITEM 1A. RISK FACTORS

     You should carefully consider the following risks, together with other matters described in this Form 10-K in evaluating our business and prospects. If any of the following risks occurs, our business, financial position or results of operations could be harmed. In such case, the trading price of our common stock could decline. The risks described below are not the only ones faced by us. Additional risks not presently known or currently deemed immaterial by us could impair future business operations. Certain statements in this Form 10-K (including certain of the following factors) constitute forward-looking statements. Please refer to the section entitled "Information Relating to Forward-Looking Statements" on page 3 of this Form 10-K.

WE HAVE A HISTORY OF CONSOLIDATED NET LOSSES. WE EXPECT TO CONTINUE TO INCUR CONSOLIDATED NET LOSSES, AND WE MAY NOT ACHIEVE PROFITABILITY ON A CONSOLIDATED BASIS.

     We have incurred consolidated net losses from continuing operations for each of the last three years and our accumulated deficit as of December 31, 2005 was $1,824,565. We expect to continue to have substantial consolidated net losses in future periods as we continue research and development programs at Sentigen Biosciences. As a result, we will need to generate significant revenue and profitability growth from CMT to pay these costs and achieve profitability. We cannot be certain whether or when we will become profitable. In addition, should CMT's revenues and profitability deteriorate in the future our consolidated net losses could also increase substantially.

A SUBSTANTIAL PORTION OF OUR REVENUES HAS BEEN DERIVED FROM ONE CUSTOMER.

     One customer, Merck & Co., Inc., accounted for a significant percentage of our consolidated annual revenues for the years ended December 31, 2005, 2004 and 2003. CMT's contract with Merck & Co., Inc. expires on March 31, 2006. CMT is in the process of negotiating a new agreement with Merck & Co., Inc. There can be no assurance that a new agreement with Merck & Co., Inc. will be entered into or that such agreement will be as favorable as our prior agreement with Merck & Co., Inc. The decrease or loss of business from Merck & Co., Inc. would have a material and adverse effect on our business, financial position and results of operations.

A SUBSTANTIAL PORTION OF OUR WORKING CAPITAL IS USED TO FUND THE OPERATIONS OF SENTIGEN BIOSCIENCES WHICH MAY OR MAY NOT RESULT IN THE DEVELOPMENT OF COMMERCIALLY VIABLE PRODUCTS OR SERVICES.

     A substantial portion of our working capital is used to fund the operations of Sentigen Biosciences, one of our wholly-owned subsidiaries. Sentigen Biosciences has focused its efforts entirely on research and development since its inception in February 2000. Sentigen Biosciences has not generated substantial revenues and has a limited operating history on which to base a meaningful evaluation of its business or prospects. There is no assurance that Sentigen Biosciences will develop products or services that will be commercially viable, especially in light of the competition in the industry in which Sentigen Biosciences operates.

WE MAY NEED TO RAISE MORE CAPITAL TO FUND SENTIGEN BIOSCIENCES' EXPANDING RESEARCH AND DEVELOPMENT PROGRAMS AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL FINANCING WHEN NEEDED.

     We may need to raise more capital to fund Sentigen Biosciences' research and development programs and to fully develop commercially viable products or services. We cannot assure you that we will be able to obtain additional financing when needed and on acceptable terms, if at all. It is possible that any such financing may be dilutive to our current stockholders and the terms of any debt financing may contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of our future business prospects, as well as conditions prevailing in the capital markets. Our business, financial position and results of operations will be materially and adversely affected if we cannot raise additional capital when needed.

REVENUES ARE DEPENDENT ON THE CONTINUED RESEARCH NEEDS OF COMPANIES IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES.

     We are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. Our business, financial position and results of operations could be materially and adversely affected by general economic downturns in these industries and other factors resulting in a decrease in research and development expenditures in the pharmaceutical and biotechnology industries. Additionally, our revenues are dependent on the practice among pharmaceutical and biotechnology companies to hire outside organizations, such as ours, to conduct both small and large research projects. If the practice were to change and companies in the industry were to reduce their tendency to outsource their projects, our business, financial position and results of operations could be materially and adversely affected.

WE FACE INTENSE COMPETITION IN THE CONTRACT RESEARCH INDUSTRY.

     The contract research industry is highly fragmented, with national and regional companies ranging from large, full-service companies to small, limited-service companies which specialize in one particular aspect of research and development or media production. Contract research companies compete on the basis of various factors, including:

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

DRUG DISCOVERY AND DEVELOPMENT IS AN INTENSELY COMPETITIVE BUSINESS THAT COULD RENDER OUR TECHNOLOGIES OBSOLETE OR NONCOMPETITIVE.

     Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of GPCRs in pharmaceutical drug discovery and development. We believe that GPCRs are an important target class for drug discovery efforts and that most pharmaceutical, some biotechnology and other drug discovery organizations have internal programs focused on GPCRs. Another entity could have, or could develop, an assay technology for GPCRs to discover and develop drug leads or drug candidates more effectively, more efficiently or at a lower cost than our technology. Sentigen Biosciences' future competitive position depends on its ability to develop a platform that will be sufficiently more cost-effective and technically advantageous than other currently available technologies. While Sentigen Biosciences believes that its approach is unique and will provide a superior technological solution, there are several other platforms that have been developed and are being used in the pharmaceutical and biotechnology industries. These other platforms are in direct competition with or could replace our technologies and there could possibly be additional such platforms under development elsewhere. There is no assurance that The Tango(TM) Assay System will be accepted by commercial customers as a platform that is sufficiently more effective than other commercially available platforms as to mandate changing from their existing assay systems or that The Tango(TM) Assay System platform will work effectively against all possible drug targets. Sentigen Biosciences has not yet determined the size of the market for its platform or the prices at which it could be marketed. In addition, as Sentigen Biosciences has not yet entered into any discovery or development agreements with biotechnology, pharmaceutical or other life science institutions, it is unable to accurately assess the market for its Assay System.

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

     Our contracts are on a fee-for-service basis, providing for payments only after certain research milestones have been reached. We do not receive residual or royalty payments for future discoveries or uses involving the materials or services provided to our customers. For the years ended December 31, 2005, 2004 and 2003, these fee-for-service contracts accounted for 89%, 97% and 100% of our consolidated annual revenues, respectively. Since contracts are fee-for-service, we bear the risk that the costs to perform such services will be more than the corresponding fees that are charged for such services. Most of the contracts are terminable by the client immediately or upon notice for a variety of reasons. Although the contracts often require payment to us for expenses to terminate the project and fees earned by us to date and, in some cases, a termination fee, the loss of one or more large contracts could have a material and adverse effect on our business, financial position and results of operations.

IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP AND MARKET POTENTIAL NEW PRODUCTS AND SERVICES, OUR GROWTH COULD BE ADVERSELY AFFECTED.

     A key element of our growth strategy is the successful development and marketing of new products and services, which complement and expand our existing businesses. If we are unable to develop new services or products and attract customers, we will not be able to implement our growth strategy, and our future business, results of operations and financial position could be materially and adversely affected.

THE UNAUTHORIZED USE OF OUR PROPRIETARY INFORMATION MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     We utilize certain proprietary information in connection with our research and development operations and the provision of our services, including processes to "division arrest" cells, gene expression systems and screening assays. To protect proprietary information, we rely on the customary principles of "work-for-hire" and have entered into non-disclosure agreements with certain employees, prospects, consultants and customers; however, these agreements can be breached, and if they are, there may not be an adequate remedy available to us. In addition, our subsidiaries have filed patent applications in the U.S., two of which have been allowed and are expected to issue in 2006. We have also filed applications in other countries covering aspects of our proprietary information; however, we cannot assure you that patents will be granted on any of our patent applications. We also cannot assure you that the scope of any of these patents, if granted, will be sufficiently broad to offer meaningful protection. If competitors successfully use our proprietary information, our business, operations and financial position may be adversely affected.

DEFENDING AGAINST CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD BE EXPENSIVE, COULD DISRUPT OUR BUSINESS OPERATIONS OR MATERIALLY ADVERSELY EFFECT OUR FINANCIAL POSITION.

     We believe our technology and service offerings have been independently developed and do not infringe upon the proprietary rights of others; however, we are aware of patents and pending patent applications which may issue as patents that are drawn to the same field as our technology and service offerings. We cannot assure you that our technology and service offerings do not, and will not in the future, infringe upon the rights of third parties. We may be a party to legal proceedings and claims relating to the proprietary information of others from time to time in the ordinary course of business. We may incur substantial expense in defending against these third-party infringement claims, regardless of their merit. A successful claim might subject us to substantial monetary liability or might require us to modify products and services, or obtain a license. We have received letters from a third-party asserting that we are infringing certain patents which have been licensed to such third-party. While we do not believe that we are infringing any of the claims of these patents, we may not have sufficient financial or other resources necessary to successfully defend a patent infringement or other proprietary rights action. We cannot assure you that we could modify our technologies, products or services, or obtain a license in the event of an adverse judgment.

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

THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES ARE SUBJECT TO STRICT ENVIRONMENTAL REGULATIONS.

     Our operations are subject to evolving federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations require that permits be obtained by us. Although we believe that we are in substantial compliance with all applicable material environmental laws, it is possible that there are environmental liabilities of which we are unaware. The cost of compliance with various existing or future environmental laws and regulations, including any cleanup costs, damages or penalties, could materially and adversely affect our business, operations and financial position.

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

IF WE ARE UNABLE TO RETAIN THE SERVICES OF KEY MANAGEMENT, TECHNICAL EMPLOYEES OR CONSULTANTS, OUR OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

     Our success substantially depends on the performance, contributions and expertise of our senior management team, including, Thomas Livelli, Chief Executive Officer and President and Kevin J. Lee, PhD, Vice President of Research of Sentigen Biosciences as well as our scientific consultant, Dr. Richard Axel. The departure of any of these persons or other executives, consultants or employees could have a material adverse effect on us. Our performance also depends on our ability to attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for contract sales services. If we are unable to attract and retain qualified personnel, our business, results of operations or financial position could be materially adversely affected.

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS AND YOU MAY NOT BE ABLE TO INFLUENCE THE OUTCOME OF IMPORTANT MATTERS INVOLVING US.

     Executive officers and directors will have the power, in the aggregate, to direct the vote of approximately 34% of our common stock; therefore, these persons may have the power to exert substantial influence over our business policies and affairs and substantially affect the outcome of any matter submitted to a vote of our stockholders, including the election of directors as well as mergers, sales of substantially all of our assets and other changes in control.

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE AND THERE IS CURRENTLY ONLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

     The market price of our common stock has been highly volatile and may continue to be volatile in the future. As a result of our stock price volatility, it is difficult to determine our true market value. Additionally, in 2005, the average daily trading volume in our common stock was approximately 2,035 shares. The lack of an active trading market could adversely affect the price of our common stock and your ability to sell shares of our common stock.

POSSIBLE ADDITIONAL ISSUANCES WILL CAUSE DILUTION.

     As of December 31, 2005 we have 7,477,542 shares of common stock outstanding. In addition, options to purchase an aggregate of 1,194,552 shares of our common stock are also outstanding. We are authorized to issue up to 20,000,000 shares and are therefore able to issue additional shares without being required to obtain stockholder approval. Thus, investors in our common stock could find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our outstanding common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     Our executive offices are located at 445 Marshall Street, Phillipsburg, New Jersey. CMT leases approximately 11,000 square feet of laboratory and office/warehouse space at 445 Marshall Street, Phillipsburg, New Jersey. CMT also leases approximately 6,000 square feet of laboratory space at 418/422 Industrial Drive, North Wales, Pennsylvania. Sentigen Biosciences leases approximately 2,000 square feet of laboratory space at 3960 Broadway, New York, New York. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. Our business plans may require us to lease additional facilities in the future.

     For additional information, please see Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on The NASDAQ Capital Market under the symbol SGHL. The following table sets forth the high and low bid prices for our common stock as reported by The NASDAQ Capital Market.

                        HIGH ($)   LOW ($)
                        --------   -------
2004
   First quarter         $11.65     $5.65
   Second quarter         10.00      6.25
   Third quarter           8.67      6.00
   Fourth quarter          9.00      6.00

2005
   First quarter         $ 7.10     $4.10
   Second quarter          5.25      3.20
   Third quarter           4.82      4.00
   Fourth quarter          6.50      4.15

2006
   First quarter         $ 5.50     $2.79
   (through March 24,
    2006)

     On March 24, 2006, the last sale price for our common stock was $3.30, as reported by The NASDAQ Capital Market. As of March 24, 2006, we had 7,477,542 shares of our common stock outstanding and there were approximately 340 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as a single stockholder.

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

RECENT SALES OF UNREGISTERED SHARES

     None.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the selected balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements and accompanying notes that are included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 2002 and 2001 and the selected balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from our audited financial statements and accompanying notes which are not included within this Form 10-K.

     The statement of operations data and the balance sheet data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 present the results of the Specialty Media Division as discontinued operations. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------
                                         2005          2004          2003          2002          2001
                                     -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Total revenues                       $ 6,671,779   $ 6,315,053   $ 6,076,502   $ 4,555,242   $ 3,905,549
                                     -----------   -----------   -----------   -----------   -----------
Income after direct costs            $ 3,889,804   $ 4,025,871   $ 4,206,733   $ 3,094,612   $ 2,462,402
Operating expenses                     6,832,774     6,884,783     5,863,668     4,608,243     4,226,165
                                     -----------   -----------   -----------   -----------   -----------
Operating loss                        (2,942,970)   (2,858,912)   (1,656,935)   (1,513,631)   (1,763,763)
Interest income,
   net of interest expense               386,951       179,849        35,567       262,341       533,750
Provision for income taxes                71,360        87,776        63,699        59,383        59,742
                                     -----------   -----------   -----------   -----------   -----------
Loss from continuing operations       (2,627,379)   (2,766,839)   (1,685,067)   (1,310,673)   (1,289,755)
Income from discontinued
   operations, net of tax              4,846,257     1,052,319       811,879       788,642       642,166
                                     -----------   -----------   -----------   -----------   -----------
Net income (loss)                    $ 2,218,878   $(1,714,520)  $  (873,188)  $  (522,031)  $  (647,589)
                                     ===========   ===========   ===========   ===========   ===========
Basic and diluted loss
   per share of common stock
   from continuing operations        $     (0.35)  $     (0.37)  $     (0.23)  $     (0.18)  $     (0.18)
                                     ===========   ===========   ===========   ===========   ===========
Basic and diluted income per share
   of common stock from
   discontinued operation            $      0.65   $      0.14   $      0.11   $      0.11   $      0.09
                                     ===========   ===========   ===========   ===========   ===========
Basic and diluted net income
   (loss) per share of common
   stock                             $      0.30   $     (0.23)  $     (0.12)  $     (0.07)  $     (0.09)
                                     ===========   ===========   ===========   ===========   ===========

BALANCE SHEET DATA:
Working capital                      $11,846,492   $ 9,569,381   $10,289,207   $ 9,999,074   $10,062,565
                                     -----------   -----------   -----------   -----------   -----------
Total assets                         $15,600,243   $13,388,743   $13,123,379   $13,148,435   $12,862,944
                                     -----------   -----------   -----------   -----------   -----------
Long term debt                       $   651,410   $   784,495   $   551,872   $   788,260   $   662,519
                                     -----------   -----------   -----------   -----------   -----------
Stockholders' equity                 $12,263,836   $10,062,952   $10,931,194   $10,870,489   $10,950,382
                                     -----------   -----------   -----------   -----------   -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

     We are a biotechnology company conducting business through two segments, Sentigen Biosciences and CMT. Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System, one of which covering the Tango Assay System has been allowed and is expected to issue in 2006, and it expects to file additional patent applications on this technology and related matters in the future. Sentigen Biosciences is also devoting a significant portion of its effort and resources to the development of a novel molecular profiling system, which the Company through CMT is commercializing. CMT provides contract research and development services to companies engaged in the drug discovery process and works in close cooperation with Sentigen Biosciences to commercialize specific applications of the Tango(TM) Assay System. CMT has filed a patent application on its "division-arrested" cell based assay, and this application has been allowed and is expected to issue in 2006.

     At Sentigen Biosciences, we are spending a portion of our time and resources to execute the development and commercialization of the Tango(TM) Assay System. Sentigen Biosciences believes that the ability to profile the cross-reactivity of lead drug compounds against a wide range of GPCRs in the Tango System could result in the generation of selectivity profiles for drug candidates, thereby enabling the identification of more specific drugs with fewer side effects.

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

     CMT is expending time and resources attempting to broaden our customer base and service offerings to the drug discovery community. To this end, the management team at CMT has spent its time developing its business through trade conferences, exhibitions and project collaborations that demonstrate CMT's service platform to companies engaged in the drug discovery process.

     On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million to Serologicals Corporation. Of this amount, $500,000 was held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. It was determined that there were no indemnification obligations and $250,000 was released to us on both August 22, 2005 and February 22, 2006. Accordingly, the assets and liabilities of Specialty Media have been accounted for as assets and liabilities held for sale in our consolidated balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations, net of tax in our consolidated statements of operation.

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

     Revenue Recognition. Revenue is recognized in accordance with the SEC's Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. As to (1) above, our business practices require that our services be performed pursuant to contracts with our customers. As to (2) above, we recognize revenue when services are rendered to our customers. Determination of (3) and (4) above are based on management's judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements.

     CMT provides services on a fee-for-service, fixed price contract basis that provide for payments as specific research services are provided. In addition, Sentigen Biosciences derives revenue from cost plus contracts with a United States Government agency. Revenue is recognized on fixed price contracts as services are performed, based upon the number of units delivered under the contract. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus allowable indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the United States Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. Most contracts are terminable by the client either immediately or upon notice. Termination fees are included in net revenues when realization is assured.

     Stock-based compensation. SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided that the exercise price is equal to the market price at the date of the grants. Options granted to non-employees are valued at either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock-based compensation in our consolidated statements of operations. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires management to estimate common stock price volatility, risk-free interest rates and other parameters in order to determine the fair value of an option grant.

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

OFF-BALANCE-SHEET ARRANGEMENTS

     As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

RESULTS OF OPERATIONS

   COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

     Revenues. Revenues for the year ended December 31, 2005 were $6,671,779 compared to revenue of $6,315,053 for the year ended December 31, 2004, an increase of $356,726 or 6%. For the year ended December 31, 2005, revenues attributable to CMT were $5,807,680 and declined 5% when compared to revenues for the year ended December 31, 2004. This decline was offset by an increase in revenues earned by Sentigen Biosciences under our contract with Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. Under this contract we earned $743,099 during the year ended December 31, 2005 compared to $183,213 during the year ended December 31, 2004. The increase in 2005 is attributed to a full year of operation under the contract during 2005.

     An analysis of the services revenue earned by CMT is as follows:

                         FOR THE YEAR ENDED
                            DECEMBER 31,
                      -----------------------   PERCENT
                         2005         2004       CHANGE
                      ----------   ----------   -------
HTS contract          $2,628,050   $2,400,000     10%
All other contracts    3,179,630    3,726,840    (15%)
                      ----------   ----------
Total                 $5,807,680   $6,126,840     (5%)
                      ==========   ==========

     The services revenue for high-throughput screening, or HTS, services is derived from one contract with Merck & Co., Inc. The contract had a term of one year, and ended on December 31, 2005. The contract provided for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries. If actual deliveries during 2005 exceeded the fixed number of deliveries provided for in the contract additional deliveries would have been billed at the rate of $1,000 per delivery. The contract also provided for a credit against other services (in addition to the base contract value) performed for the customer in 2006 if actual deliveries during 2005 fell below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2006 could not exceed 30% of the value of the additional services performed in addition to the base contract value for 2005. At December 31, 2005 unearned revenue totaled $45,995 to account for the value of the credits which are due in 2006.

     The 15% decline in other contracts was the result of declines in revenues earned from mouse genetics, molecular biology and protein expression services. These declines were partially offset by revenues earned under the study agreement signed on August 18, 2004, with Merck & Co., Inc. Under the agreement CMT developed, banked, and studied certain cell lines based on standards and protocols specified by Merck & Co., Inc. The agreement provided for total payments to CMT of $1,338,130. Revenues of $490,060 were earned during 2004, while $848,070 were earned during 2005, based on the milestones completed under the agreement.

     Income after Direct Costs and Gross Margin. Income after direct costs for the year ended December 31, 2005 was $3,889,804 (a gross margin on revenue of 58%) compared to income after direct costs of $4,025,871 (a gross margin on revenue of 64%) for the year ended December 31, 2004. This decline was primarily the result of an increase in direct materials costs at CMT as a percentage of services revenue. Gross margin for CMT declined from 65% in 2004 to 60% in 2005. The components of direct costs as a percentage of contract revenues for CMT for the years ended December 31, 2005, and 2004 are as follows:

                               FOR THE YEAR ENDED
                                  DECEMBER 31,
                               ------------------
                                   2005   2004
                                   ----   ----
Reagents and materials              25%    21%
Labor                               15%    14%
                                   ---    ---
Direct cost as a percentage
   of CMT contract revenues         40%    35%
                                   ===    ===

     Operating Expenses. Operating expenses for the year ended December 31, 2005 were $6,832,774 compared to $6,884,783 for the year ended December 31, 2004. This decline of $52,009 or 1% was primarily the result of the following:

     - A decline in stock-based compensation costs of $675,161 or 86%. The decline results from the expiration of certain stock option agreements to non-employee scientific consultants of Sentigen Biosciences as of March 29, 2005.

     - Research and development expenses declined $120,809 or 7%. The decline is due to the allocation of a portion of our resources at Sentigen Biosciences to our contract with TSWG. Those resources are accounted for as direct costs in our consolidated statements of operation.

     - Depreciation and amortization costs declined $56,149 or 11%. This decline is attributable to lower capital expenditures in 2005 as compared to 2004.

These declines were offset by:

     - Selling, general and administrative expenses of CMT increased $404,184 or 21% primarily due to higher compensation costs, commercial insurance costs and licensing fees.

     - Corporate overhead expenses increased $395,926 or 22%. The increase was primarily due to increased commercial insurance and compensation costs.

     Loss from Continuing Operations. Loss from continuing operations for the year ended December 31, 2005 was $2,627,379, compared to a loss from continuing operations of $2,766,839 for the year ended December 31, 2004, an improvement of 5%. The breakdown of our loss from continuing operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is as follows:

                                 FOR THE YEAR ENDED
                                    DECEMBER 31,
                             -------------------------   PERCENT
                                 2005          2004       CHANGE
                             -----------   -----------   -------
Income from operations
   provided by CMT           $   671,980   $ 1,342,984    (50%)
Loss from operations of
   Sentigen Biosciences       (1,353,968)   (2,114,737)   (36%)
Parent company expenses       (2,260,982)   (2,087,159)     8%
Net interest income              386,951       179,849    115%
Provision for income taxes       (71,360)      (87,776)   (19%)
                             -----------   -----------
   Total                     $(2,627,379)  $(2,766,839)    (5%)
                             ===========   ===========

     The income from operations provided by CMT declined 50% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decline is attributable to lower revenues, increased direct materials costs on services revenue and higher selling, general and administrative expenses. The loss from operations of Sentigen Biosciences improved 36% due to the revenues earned under the contract with TSWG. Net interest income increased 115% due to the investment of the proceeds from the sale of the Specialty Media Division in U.S. Treasury Notes. Our provision for income taxes declined due to lower income at CMT.

     Income from Discontinued Operation, net of taxes. Income from discontinued operations includes the income from operations of the Specialty Media Division of CMT, net of income taxes. The Division was sold to Serologicals Corporation on February 22, 2005 for $6.5 million. Income from discontinued operation, net of tax for the year ended December 31, 2005 increased 358% when compared to the year ended December 31, 2004. The increase is attributable to the recognition of the $4,757,391 gain on disposal of the Division, net of tax, during 2005 as compared to 2004.

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

     An analysis of the services revenue earned by CMT is as follows:

                         FOR THE YEAR ENDED
                            DECEMBER 31,
                      -----------------------   PERCENT
                         2004         2003       CHANGE
                      ----------   ----------   -------
HTS contract          $2,400,000   $2,400,000     --%
All other contracts    3,726,840    3,676,502      1%
                      ----------   ----------
Total                 $6,126,840   $6,076,502      1%
                      ==========   ==========

     The services revenue for high-throughput screening, or HTS, services is derived from one contract with Merck & Co., Inc. The contract had a term of one year, and ended on December 31, 2004. The contract provided for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries. If actual deliveries during 2004 exceeded the fixed number of deliveries provided for in the contract additional deliveries would have been billed at the rate of $909 per delivery. The contract also provided for a credit against other services (in addition to the base contract value) performed for the customer in 2005 if actual deliveries during 2004 fell below the fixed number of deliveries provided for in the contract. The contract states that the credit against the value of future additional services performed in 2005 could not exceed 30% of the value of the additional services performed in addition to the base contract value for 2004. At December 31, 2004 unearned revenue totaled $14,045 to account for the value of the credit which is due in 2005.

     On March 14, 2005, this contract was renewed on substantially similar terms for the year ending December 31, 2005, except that additional deliveries in excess of the fixed deliveries provided for in the contract will be billed at the rate of $1,000 per delivery.

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

     Income after Direct Costs and Gross Margin. Income after direct costs for the year ended December 31, 2004 was $4,025,871 (a gross margin on revenue of 64%) compared to income after direct costs of $4,206,733 (a gross margin on revenue of 69%) for the year ended December 31, 2003. This was primarily the result of an increase in direct materials costs at CMT as a percentage of services revenue. Gross margin for CMT declined from 69% in 2003 to 65% in 2004, the components of direct costs as a percentage of contract revenues for CMT for the years ended December 31, 2004, and 2003 are as follows:

                               FOR THE YEAR ENDED
                                  DECEMBER 31,
                               ------------------
                                   2004   2003
                                   ----   ----
Reagents and materials              21%    17%
Labor                               14%    14%
                                   ---    ---
Direct cost as a percentage
   of contract revenues             35%    31%
                                   ===    ===

     Operating Expenses. Operating expenses for the year ended December 31, 2004 were $6,884,783 compared to $5,863,668 for the year ended December 31, 2003. This increase of $1,021,115 or 17% was primarily the result of the following:

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

     - A decline in stock-based compensation costs of $157,623 or 17%. The decline in stock-based compensation results from the one-time charge taken on September 4, 2003 as a result of the amendment to a stock option agreement with our Chairman of the Board, and former Chief Executive Officer and President. This decline attributable to this one-time charge was partially offset by increases in the fair values of stock options granted to non-employee scientific consultants resulting from the increase in the price of our common stock during the three months ended March 31, 2004.

     Loss from Continuing Operations. Loss from continuing operations for the year ended December 31, 2004 was $2,766,839, compared to a loss from continuing operations of $1,685,067 for the year ended December 31, 2003, an increase of 64%. The breakdown of our loss from continuing operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is as follows:

                                                   FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                               -------------------------   PERCENT
                                                   2004          2003       CHANGE
                                               -----------   -----------   -------
Income from operations provided by CMT         $ 1,342,984   $ 1,725,336    (22%)
Loss from operations of Sentigen Biosciences    (2,114,737)   (1,259,673)    68%
Parent company expenses                         (2,087,159)   (2,122,598)    (2%)
Net interest income                                179,849        35,567    406%
Provision for income taxes                         (87,776)      (63,699)    38%
                                               -----------   -----------
   Total                                       $(2,766,839)  $(1,685,067)   (64%)
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

     Income from Discontinued Operation, net of taxes. Income from discontinued operations includes the income from operations of the Specialty Media Division of CMT, net of income taxes. The Division was sold to Serologicals Corporation on February 22, 2005 for $6.5 million. Income from discontinued operation, net of tax for the year ended December 31, 2004 increased 30% when compared to the year ended December 31, 2003. The increase is attributable to a 12% increase in revenues augmented by a decline in overhead costs associated with the operation of the Division.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005 we had $106,622 in cash and cash equivalents and $13,378,020 invested in U.S. Treasury Notes. Our working capital as of December 31, 2005 was $11,846,492. During the year ended December 31, 2005 we financed our operations through working capital and the sales of certain U.S. Treasury Notes. We financed our capital expenditures primarily through a commercial bank loan.

     On February 22, 2005, we purchased a $5,000,000 face value, 3.125%, U.S. Treasury Note, maturing on January 31, 2007 with a portion of the proceeds from the sale of the Specialty Media Division. On May 25, 2005, we sold a $300,000 face value, 2.500% U.S. Treasury Note, maturing September 30, 2006. Proceeds from the sale totaled $295,594. On June 14, 2005, we sold a $250,000 face value, 2.500% U.S. Treasury Note, maturing September 30, 2006. Proceeds from the sale totaled $246,514. On August 17, 2005, we sold a $200,000 face value, 2.500% U.S.
Treasury Note maturing September 30, 2006. Proceeds from the sale were $195,031. On December 22, 2005 we sold a $402,000 face value, 3.125% U.S. Treasury Note maturing January 31, 2007. Proceeds from the sale were $402,585.

     CMT is in the process of negotiating a new agreement with Merck for HTS support services to begin April 1, 2006. There can be no assurance that a new agreement with Merck will be entered into or that such agreement will be as favorable as the prior agreement with Merck. In the event that a new agreement with Merck is not entered into or is not as favorable to CMT our business, financial position and results of operations would be materially and adversely affected.

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

COMMITMENTS UNDER DEBT OBLIGATIONS AND LEASES

     We were in compliance with all debt covenants as of and for the year ended December 31, 2005. As of December 31, 2005, the scheduled maturities of our indebtedness were:

                                                      AMOUNT DUE BY PERIOD
                                           ------------------------------------------
                                             LESS                             GREATER
                                             THAN                               THAN
CONTRACTUAL OBLIGATIONS          TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS   5 YEARS
-----------------------       ----------   --------   ---------   ---------   -------
Long-Term Debt Obligations    $  835,873   $191,383    $572,658    $71,832       --
Capital Lease Obligations         35,451     28,531       6,920         --       --
Operating Lease Obligations      218,290    172,216      46,074         --       --
                              ----------   --------    --------    -------      ---
Total                         $1,089,614   $392,130    $625,652    $71,832       --
                              ==========   ========    ========    =======      ---

INFLATION

     We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the years ended December 31, 2005, 2004 and 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we have elected to follow the disclosure only provisions of SFAS No. 123 and, accordingly, continue to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB Opinion No. 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. The Company will adopt the "modified prospective" method of SFAS No. 123(R) in the quarter beginning January 1, 2006. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. We expect the impact of the implementation of SFAS No. 123(R) to be generally consistent with the pro-forma expense calculated under SFAS No. 123.

     The following table reconciles net income (loss) and diluted earnings per share (EPS) as reported, to pro-forma net income (loss) and diluted EPS, as if we had expensed the fair value of employee stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                        2005          2004          2003
                                    -----------   -----------   -----------
Net income (loss) as reported       $ 2,218,878   $(1,714,520)  $  (873,188)
Pro-forma expense as if employee
   stock options were charged
   against net loss                  (1,353,213)     (474,224)     (244,551)
                                    -----------   -----------   -----------
Pro-forma net income (loss) using
   the fair value method            $   865,665   $(2,118,744)  $(1,117,739)
                                    ===========   ===========   ===========
Basic and Diluted
   EPS as reported                  $      0.30   $     (0.23)  $     (0.12)
Pro-forma EPS using the fair
   value method                     $      0.12   $     (0.28)  $     (0.15)

     In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment ("SAB No. 107"), which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions ("SFAS 153")". SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations ("FIN 47")", which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of the conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this statement did not have an effect on the Company's financial statements.

     In June 2005, the FASB issued SFAS No. 154, "Accounting Change and Error Corrections - a replacement of APB Opinion No. 20, Accounting Change, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154")." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle by requiring retrospective application of changes in accounting principle to prior periods' financial statements to the extent practicable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, these provisions should be followed. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. This statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk for the effect of interest rate changes on our U.S. Treasury securities and money market securities. We are not currently exposed to any foreign currency risks. Other information relating to quantitative and qualitative disclosure about market risk is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

     At December 31, 2005, we had total debt of $871,324. This debt consists of two capital leases and two commercial bank notes used for equipment financing. The commitments under these debt instruments are comprised of interest and principal payments at fixed rates for the term of the arrangements. On February 22, 2005, in connection with the sale of CMT's Specialty Media Division to Serologicals Corp., we disposed of the real property at 580 Marshall Street and the related mortgage.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information appears in a separate section of this report following
Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Our current executive officers, directors and key employees are as follows:

               NAME                 AGE                       POSITION
               ----                 ---                       --------
EXECUTIVE OFFICERS AND DIRECTORS:
   Joseph K. Pagano                  61   Chairman of the Board
   Thomas J. Livelli                 53   Director, Chief Executive Officer and President
   G. Scott Segler                   35   Chief Financial Officer
   Frederick R. Adler                80   Director
   Gerald Greenwald                  70   Director
   Joel M. Pearlberg                 68   Director
   Arnold B. Pollard, Ph.D.          63   Director
   Samuel A. Rozzi                   60   Director
   Bruce Slovin                      70   Director
KEY EMPLOYEES:
   Kevin J. Lee, Ph.D.               43   Vice President - Research, Sentigen Biosciences

     JOSEPH K. PAGANO has served as Chairman of the Board since 1996. He has served as our Chief Executive Officer and President from 1996 through March 21, 2006. Mr. Pagano has been a private investor for more than the past five years. Mr. Pagano has been active in venture capital for over 20 years, with investments in a wide variety of industries, including information and technology, medical equipment, biotechnology, communications, retailing and outsourcing. He was a founding investor in Ribi Immunochem, one of the earliest biotechnology companies to go public and one of the first to focus on cancer vaccines. He participated in the early round financing of Amcell Cellular Communication, which was sold to Comcast. He was a founding investor of NMR of America, the first MRI center business to go public and was also a founding Shareholder and Director of Office Depot, the first office warehouse to go public.

     THOMAS J. LIVELLI has been a Director since June 1998. He has been our President and Chief Executive Officer since March 21, 2006 and the President and Chief Executive Officer of CMT since May 1997. He was also President of CMT's predecessor company from 1987 until May 1997. From January 1986 until July 1997, Mr. Livelli was a laboratory manager at the Howard Hughes Medical Institute at Columbia University. Prior to 1986, Mr. Livelli worked at Merck Research Laboratories and Cistron Biotechnology, directing their respective gene expression programs. While at Cistron, Mr. Livelli was a visiting scholar at Columbia University. Mr. Livelli maintains a part-time faculty appointment at Columbia University College of Physicians & Surgeons in the Department of Neurobiology and Behavior.

     G. SCOTT SEGLER has served as Chief Financial Officer since January 1, 2006 and as our Vice President, Finance from September 19, 2005 through January 1, 2006. Mr. Segler, a licensed Certified Public Accountant, graduated from The University of Georgia School of Law in May 2004. Prior to beginning law school in August 2001, he served as the Vice President Finance, Controller of Capricorn Records, LLC from February 1998 through April 2001. Previously, he worked with Sony Music Entertainment Inc. and Price Waterhouse in New York, New York and London, England.

     FREDERICK R. ADLER has been a Director since May 1996. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. He is also a director of SIT Investments, Inc., an investment management firm located in Minneapolis, Minnesota and from 1977 to 1995 was a Trustee and member of the Finance Committee of Teachers Insurance and Annuity Association. Mr. Adler is a retired partner of the law firm of Fulbright & Jaworski L.L.P. and was previously a senior partner in the firm and of counsel to the firm. From 1982 to 1996 he was a director of Life Technologies, Inc., a significant supplier in the biotechnology area, serving at various times until January 1, 1988 as either its Chairman or its Chief Executive Officer and after 1988 as Chairman of its Executive Committee. He has been a founding investor and a director of a number of biotechnology firms including Biotechnology General (now Savient) and Synaptic. Mr. Adler is a graduate of Brooklyn College and graduated Magna Cum Laude from The Harvard Law School.

     GERALD GREENWALD has been a Director since June 2001. Mr. Greenwald founded Greenbriar Equity Group with Joel Beckman and Reginald Jones. Greenbriar Equity Group has formed a strategic alliance with Berkshire Partners to make private equity investments in the global transportation sector. Mr. Greenwald is presently Chairman Emeritus of United Airlines. From 1994 until his retirement in July 1999, Mr. Greenwald was Chairman and Chief Executive Officer of United Airlines. In his five years with United, he led the airline through its beginnings as the world's largest majority employee-owned company, helped return it to profitability and built its leadership position throughout the world. Mr. Greenwald has also served as Managing Director of Dillon Read & Co., an investment banking company, and as President of Olympia & York Developments, Ltd., a real estate development company. His career started in the automobile industry at Ford Motor Company, where he held several positions including Controller, Director of Ford's operations in Europe and as President of Ford of Venezuela. Mr. Greenwald later was employed by Chrysler Corporation, where he held various positions, including Corporate Controller and Chief Financial Officer, before being promoted to Vice Chairman, where he shared full responsibility with the Chief Executive Officer for the operations of the company. Mr. Greenwald graduated cum laude from Princeton University's Woodrow Wilson School and received a masters degree in economics from Wayne State University. He is the author of the business book, Lessons from the Heart of American Business, Publisher, Warner Books. Mr. Greenwald is a member of the Board of Directors of Aetna, Inc. and Calpine Corporation.

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

     ARNOLD B. POLLARD, PH.D., is the Chief Executive Officer of CE Group, the publisher of Chief Executive Magazine. Dr. Pollard has been a management consultant who has advised CEOs on strategic management and organizational analysis for over thirty years. Dr. Pollard was also a founding member of the Strategic Decision Analysis Group of SRI, and opened its New York consulting practice. He was chairman/CEO of Biopool International as well as President and CEO of Institutional Data Services, and also served as adjunct professor at the Columbia Graduate School of Business. Dr. Pollard also serves on the Board of Directors of Delta Financial Corp. (AMEX: DFC) and Sonic Foundry, Inc. (NASDAQ:
SOFO). Dr. Pollard also sits on the boards of several nonprofit organizations, including the Committee for Economic Development & the INSEAD Management Education Foundation. Dr. Pollard holds a Ph.D. in Engineering Economic Systems from Stanford as well as a B.S. in Engineering Physics from Cornell, and is author of the forthcoming "CEO Stories: Tales from the Top", to be published next year.

     SAMUEL A. ROZZI has been a Director since January 1997. He previously served as a Director from 1991 until June 1996. Mr. Rozzi has been the President of Corporate National Realty, Inc., a corporate real estate brokerage and services firm that he founded, since September 1988.

     BRUCE SLOVIN has been a Director since September 2003. Mr. Slovin has served as President of 1 Eleven Associates, LLC, a private investment firm since January 2000. From 1985 until December 2000, Mr. Slovin was the President and a director of MacAndrews & Forbes Holdings Inc. and Revlon Group, Inc., privately held industrial holding companies. Mr. Slovin is a director of M&F Worldwide Corp. (NYSE: MFW), a manufacturer of licorice extract and flavorings, and Cantel Medical Corp. (NYSE: CMN), a medical device company.

     KEVIN J. LEE, PH.D., has served as Vice President - Research for Sentigen Biosciences since March 2000. Since 1985, Dr. Lee has been using molecular genetic techniques to study neurobiology in the fruit fly Drosophila melanogaster and the mouse at various universities including the University of California and the Massachusetts Institute of Technology. When working with Drs. Lily and Yuh Nung Jan at the University of California at San Francisco, he was involved in the cloning of the Shaker potassium channel gene. Dr. Lee was also a pioneer in the development of enhancer trapping, a technique that has had a profound impact on gene discovery and analysis in Drosophila. In subsequent work with Dr. Hermann Steller at MIT, he used these techniques to analyze the development of the visual system in the fruit fly. Dr. Lee is a graduate of the University of Michigan and MIT. Dr. Lee was a postdoctoral fellow and an Associate Research Scientist in the Center for Neurobiology and Behavior at Columbia University where he worked with Dr. Thomas Jessell. Dr. Lee was a National Science Foundation fellow at MIT and a Life Sciences Foundation Fellow of the Howard Hughes Medical Institute at Columbia University.

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

     Based solely on a review of the copies of such forms received by us, or representations obtained from certain reporting persons, we believe that during the year ended December 31, 2005 all filing requirements applicable to our officers, directors, and greater than 10 percent beneficial stockholders were complied with.

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

CODE OF ETHICS AND BUSINESS CONDUCT

     Our Code of Ethics and Business Conduct is available free of charge on our website at www.sentigen.com. Our Code of Ethics and Business Conduct applies to all directors, officers (including senior financial officers) and employees. Amendments to or waivers of the Code of Ethics and Business Conduct granted to a director or executive officer will be posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all cash and non-cash compensation for the fiscal years ended December 31, 2005, 2004 and 2003 awarded by us to our Chief Executive Officer and President at December 31, 2005 and each other person serving as an executive officer at December 31, 2005 (including the chief executive officer of one of our subsidiaries).

                           SUMMARY COMPENSATION TABLE

                                                                  LONG TERM
                                                                 COMPENSATION
                                                               ---------------
                                                                  SECURITIES           ALL
                                                                  UNDERLYING          OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY       BONUS       OPTIONS/SARS(#)   COMPENSATION($)
---------------------------   ----   --------     -------      ---------------   ---------------
Joseph K. Pagano              2005   $248,336(2)       --         66,000(3)         $16,875(4)
   Chairman of the Board,     2004    218,750          --             --             17,875(4)
   Former Chief Executive     2003    175,000          --             --             17,875(3)
   Officer and President(1)

Thomas J. Livelli             2005   $200,000     $20,000(6)          --            $ 6,000(7)
   Chief Executive Officer    2004    181,477      20,000(6)          --              6,000(7)
   and President; and Chief   2003    168,771      40,000(6)          --              6,000(7)
   Executive Officer and
   President of CMT(5)

Ronald C. Newbold             2005   $205,000(9)  $50,000(10)     50,000(11)        $ 6,000(7)
   Former Executive Vice      2004         --          --             --                 --
   President of               2003         --          --             --                 --
   Commercial Operations(8)

Fredrick B. Rolff             2005   $150,000     $18,000(13)         --            $ 6,000(7)
   Former Chief               2004    137,167       7,500(13)         --              6,000(7)
   Financial Officer(12)      2003    123,164       7,845(14)         --              6,000(7)

(1) On March 21, 2006, Mr. Pagano resigned as our Chief Executive Officer and President. He continues to serve as Chairman of our Board of Directors.

(2) Mr. Pagano's annual salary was increased effective as of September 1, 2005 to $295,000 and was reduced to $150,000 effective March 1, 2006 in connection with his resignation as President and Chief Executive Officer of the Company.

(3) On September 12, 2005, Mr. Pagano was granted an option to purchase 66,000 shares at an exercise price equal to the fair market value on the grant date which was $4.50. This option immediately vests and has a term of the longer of his serving as either an officer or a director of the Company and for six years thereafter.

(4) Mr. Pagano received a $500 per month car allowance for the years ended December 31, 2004 and 2003. During 2005, Mr. Pagano received a $500 per month car allowance through October 31. In December 2002, we purchased two term insurance policies on the life of Joseph K. Pagano. We were the beneficiary under one of the policies in the amount of $5 million. Mr. Pagano's son was the beneficiary under the other policy in the amount of $5 million. The annual premium on the policy for the benefit of Mr. Pagano's son was $11,875 for the years ended December 31, 2005, 2004 and 2003. These policies were cancelled by us in December 2005.

(5) Mr. Livelli became President and Chief Executive Officer of the Company on March 21, 2006. He continues to serve as President and Chief Executive Officer of CMT.

(6) Reflects Mr. Livelli's minimum guaranteed annual bonus per his employment agreement. For the year ended December 31, 2003, Mr. Livelli received a bonus of $30,000 pursuant to his employment agreement with CMT. In addition, on July 29, 2003, Mr. Livelli's employment agreement was amended to provide for a one-time bonus of $10,000 in addition to any bonus earned by him in 2003.

(7)  Reflects a $500 per month car allowance.

(8) Dr. Newbold resigned as Executive Vice President of Commercial Operations effective as of January 11, 2006.

(9) Dr. Newbold received a $205,000 annual salary pursuant to his employment agreement dated January 3, 2005. Pursuant to his separation agreement with us, Dr. Newbold shall receive his annual salary and any other benefits he is receiving for six months following January 11, 2006.

(10) Dr. Newbold received a $25,000 bonus upon executing his employment agreement with us on January 3, 2005. In addition, the employment agreement also provided Dr. Newbold a $25,000 bonus for the year ended December 31, 2005.

(11) Pursuant to his employment agreement dated January 3, 2005, Dr. Newbold was awarded an option to purchase 50,000 shares of our common stock pursuant to our 2000 Performance Equity Plan at an exercise price equal to $7.00 per share. The options were to vest in equal annual installments over a four-year period, with the first vesting on January 3, 2006. According to the terms of Dr. Newbold's separation agreement on January 11, 2006, options to purchase 25,000 shares are currently vested and options to purchase 25,000 were terminated effective as of his termination date.

(12) Mr. Rolff resigned as the Company's Chief Financial Officer effective as of December 31, 2005.

(13) Reflects Mr. Rolff's bonus for the year ended December 31, 2005.

(14) The employees of CMT and Mr. Rolff were paid a bonus based on 5% of the respective individual's annual salary rate for the year ended December 31, 2004. During the year ended December 31, 2003 such bonus was paid at the rate of 6% of the respective individual's annual salary rate.

EMPLOYMENT AGREEMENTS

     Joseph K. Pagano. On March 21, 2006, we entered into an amended and restated employment agreement with Mr. Pagano pursuant to which he continues to serve as Chairman of the Board of Directors and an employee of the Company and resigns from his position as President and Chief Executive Officer of the Company. The amended and restated employment agreement has a one year term and automatically renews thereafter unless notice is given by one of the parties. The amended and restated employment agreement provides for annual base compensation of $150,000 effective as of March 1, 2006. The amended and restated employment agreement provides that if Mr. Pagano is terminated without "cause" (as defined therein) or if Mr. Pagano resigns for good reason (as defined therein) he shall be entitled to receive his full salary and other compensation through the last day of the current term of his amended and restated employment agreement.

     Thomas Livelli. On March 21, 2006, the Company and CMT entered into an amended and restated employment agreement with Mr. Livelli to serve as our Chief Executive Officer and President and the Chief Executive Officer and President of CMT until the earlier of May 22, 2009 or the two-year anniversary of a "change in control" (as such term is defined in his employment agreement). The amended and restated employment agreement provides for an annual base compensation of $200,000, with automatic cost of living adjustments on each one-year anniversary of the employment agreement. Mr. Livelli is also entitled to participate in the Company's bonus plan, which is based on the Company's cash earnings and allocated each year by the Board of Directors. Mr. Livelli's amended and restated employment agreement provides that his bonus shall be at least $20,000 for each full fiscal year of employment; provided, however that in connection with the execution of the amended and restated employment agreement he shall receive a one-time bonus of $30,000. If such minimum $20,000 bonus payment exceeds Mr. Livelli's allocated bonus under the plan, the excess shall be credited against any future allocated bonuses in excess of $20,000. The amended and restated employment agreement provides that if Mr. Livelli is terminated without "cause" or resigns for "good reason" (as such terms are defined therein) he shall be entitled to receive a lump sum payment equal to his base salary through the six month anniversary of the termination notice and the Company shall continue to pay for his insurance coverage for one year unless he becomes eligible for a similar program earlier. The amended and restated employment agreement provides for Mr. Livelli's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of two years thereafter upon termination of his employment for any reason other than "good reason" or without "cause" in which case Mr. Livelli will not compete with us for a period of twelve months following the termination of his employment.

     Ronald C. Newbold. On January 3, 2005, we entered into an employment agreement with Ronald C. Newbold, Ph.D. pursuant to which the Company employed Dr. Newbold as its Executive Vice President of Commercial Operations. The employment agreement had an initial term of two years. The employment agreement provided for an annual salary at the rate of $205,000. The employment agreement also provided for a $500 per month car allowance. Upon execution of the agreement, Dr. Newbold received a bonus of $25,000. The employment agreement contemplated the development of a bonus plan providing for the payment of an annual bonus to Dr. Newbold upon achievement of certain operational and financial milestones. The bonus paid at the end of 2005 was $25,000. Pursuant to the employment agreement, Dr. Newbold was also awarded an option to purchase 50,000 shares of our common stock pursuant to our 2000 Performance Equity Plan at an exercise price equal to $7.00 per share. The options were to have vested in equal annual installments over a four-year period. On December 12, 2005, we notified Dr. Newbold, pursuant to Section 11(d) of his employment agreement, of the termination of his employment with the Company, without cause, effective as of January 11, 2006 (the "Termination Date"). On December 16, 2005, the Company entered into a Letter Agreement with Dr. Newbold (the "Letter Agreement") which provided for the settlement of any compensation and benefits to which Dr. Newbold was entitled under his employment agreement which was terminated as of the Termination Date. Under the terms of the Letter Agreement, (i) Dr. Newbold receives his salary, bonus and any other benefits he is receiving on the Termination Date for six months following the Termination Date, (ii) effective as of the Termination Date, Dr. Newbold shall immediately vest in all options scheduled to vest for the twelve months following the Termination Date and (iii) Dr. Newbold released the Company from any obligations and liabilities of any type whatsoever, except for the obligations set forth in (i) and (ii) above.

     Fredrick B. Rolff. On December 30, 2005 we entered into a Letter Agreement with Mr. Rolff which provides for the resignation from his position as the Chief Financial Officer of the Company and its subsidiaries effective as of December 31, 2005 and for the termination of his employment with the Company effective as of March 31, 2006. In addition, under the terms of the Letter Agreement, (i) Mr. Rolff shall continue to receive his salary and any other benefits he is receiving through the Termination Date, (ii) Mr. Rolff shall receive an $18,000 bonus for the year ended December 31, 2005, (iii) Mr. Rolff's options, all of which are currently vested, shall remain exercisable for 60 days following the Termination Date pursuant to the terms of his Stock Option Agreement, dated December 20, 2000, with the Company and (iv) Mr. Rolff released the Company from any obligations and liabilities of any type whatsoever, except for the obligations set forth in (i), (ii) and (iii) above.

     G. Scott Segler. On March 21, 2006, we entered into an employment agreement with G. Scott Segler pursuant to which we will continue to employ Mr. Segler as its Chief Financial Officer. The agreement has an initial term of one year. The agreement provides for an annual salary at the rate of $175,000, which will be reviewed annually. The employment agreement provides that if Mr. Segler is terminated without "cause" or resigns for "good reason" (as such terms are defined therein) he shall be entitled to receive his full salary and other compensation through the last day of the term of his employment agreement. In the event of a "change of control" (as defined therein) of the Company, Mr. Segler shall continue to receive salary and benefits for a period of 12 months as severance, provided that at the request of the Company Mr. Segler continue to remain an employee of the Company for a period of three months after a change of control. The employment agreement provides for Mr. Segler's employment on a full-time basis and contains a provision that the employee will not compete with us during the term of the employment agreement and for a period of twelve months thereafter upon termination of his employment for any reason other than "good reason" or without "cause" in which case Mr. Segler will not compete with us for a period of six months following the termination of his employment.

DIRECTOR COMPENSATION

     Directors do not receive cash compensation for serving on the Board of Directors or for attending Board or Committee meetings. We reimburse directors for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings. Non-employee directors are eligible to be granted non-incentive stock options under our 2000 Performance Equity Plan. Non-incentive stock options issued to directors generally vest within one year and have a term of ten years from the date of grant. The exercise price is generally determined to be the quoted market price of our common stock on the date of grant. During the year ended December 31, 2005 we granted stock options to non-employee directors as follows:

                          NUMBER OF
                         SECURITIES
                     UNDERLYING OPTIONS                        EXERCISE PRICE
       NAME              GRANTED(#)             VESTING         PER SHARE($)    GRANT DATE   EXPIRATION DATE
       ----          ------------------   ------------------   --------------   ----------   ---------------
Frederick R. Adler         10,000          100% on 9/12/2005       $4.50         9/12/2005      9/12/2015
Samuel A. Rozzi            10,000          100% on 9/12/2005       $4.50         9/12/2005      9/12/2015
Joel M. Pearlberg          10,000          100% on 9/12/2005       $4.50         9/12/2005      9/12/2015
Bruce Slovin               10,000          100% on 9/12/2005       $4.50         9/12/2005      9/12/2015
Gerald Greenwald           10,000          100% on 9/12/2005       $4.50         9/12/2005      9/12/2015
Arnold B. Pollard          20,000         100% on 10/19/2005       $6.06        10/19/2005     10/19/2015

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

OPTION GRANTS

     During the year ended December 31, 2005 we granted stock options to the following persons identified in the Summary Compensation Table.

                            NUMBER OF
                           SECURITIES
                       UNDERLYING OPTIONS                          EXERCISE PRICE
        NAME               GRANTED(#)              VESTING          PER SHARE($)    GRANT DATE   EXPIRATION DATE
        ----           ------------------   --------------------   --------------   ----------   ---------------
Joseph K. Pagano(1)          66,000         100% on 9/12/2005           $4.50        9/12/2005     See Note(2)
Thomas Livelli(3)                --                  --                    --               --              --
Ronald C. Newbold(4)         50,000         25% per year with           $7.00         1/3/2005     1/3/2015(5)
                                            the first vesting on
                                            January 3, 2006(5)
Fredrick B. Rolff(6)             --                  --                    --               --              --

(1) On March 21, 2006, Mr. Pagano resigned as our Chief Executive Officer and President. He continues to serve as Chairman of our Board of Directors.

(2) The option awarded to Mr. Pagano on September 12, 2005 expires six years after the date Mr. Pagano ceases to be either an officer or director of the Company.

(3) Mr. Livelli became President and Chief Executive Officer of the Company on March 21, 2006. He continues to serve as President and Chief Executive Officer of CMT.

(4) Dr. Newbold resigned as Executive Vice President of Commercial Operations effective as of January 11, 2006.

(5) Effective as of January 11, 2006, all of Dr. Newbold's options scheduled to vest for the twelve months following January 11, 2006 automatically became fully vested. As of January 11, 2006, this option was fully vested as to 25,000 shares and the remaining options to purchase 25,000 shares were terminated in connection with his resignation.

(6) Mr. Rolff resigned as the Company's Chief Financial Officer effective as of December 31, 2005.

     The following table sets forth the fiscal year end option values of outstanding options at December 31, 2005 and the dollar value of unexercised, in-the-money options for the executive officers identified in the Summary Compensation table. None of the persons named in the Summary Compensation Table exercised any stock options during the year ended December 31, 2005.

                     AGGREGATE FISCAL YEAR END OPTION VALUES

                        NUMBER OF SECURITIES UNDERLYING    DOLLAR VALUE OF UNEXERCISED
                            UNEXERCISED OPTIONS AT          IN-THE- MONEY OPTIONS AT
                              DECEMBER 31, 2005:              DECEMBER 31, 2005(1):
                       ---------------------------------   ---------------------------
        NAME           EXERCISABLE(#)   UNEXERCISABLE(#)   EXERCISABLE   UNEXERCISABLE
        ----           --------------   ----------------   -----------   -------------
Joseph K. Pagano(2)        417,000              --           $602,175         $--
Thomas Livelli(3)           20,000           5,000           $     --         $--
Ronald Newbold(4)               --          50,000(5)        $     --         $--
Fredrick B. Rolff(6)        50,000              --           $     --         $--

(1) These values are based on the difference between the closing sale price of our common stock on December 31, 2005 of $4.40 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

(2) On March 21, 2006, Mr. Pagano resigned as our Chief Executive Officer and President. He continues to serve as Chairman of our Board of Directors.

(3) Mr. Livelli became President and Chief Executive Officer of the Company on March 21, 2006. He continues to serve as President and Chief Executive Officer of CMT.

(4) Dr. Newbold resigned as Executive Vice President of Commercial Operations effective as of January 11, 2006.

(5) Effective as of January 11, 2006, all of Dr. Newbold's options scheduled to vest for the twelve months following January 11, 2006 automatically became fully vested. As of January 11, 2006, this option was fully vested as to 25,000 shares and the remaining options to purchase 25,000 shares were terminated in connection with his resignation.

(6) Mr. Rolff resigned as the Company's Chief Financial Officer effective as of December 31, 2005.

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

     The 2000 Performance Equity Plan is administered by our Board of Directors or a committee thereof. Subject to the provisions of the plan, the Board of Directors (or a committee thereof) has the authority to determine the individuals to whom awards are to be made, the number of shares of our common stock to be covered by each award, the type of award, the exercise or contract price, the vesting period and life of the award, restrictions, if any, on the exercise of the award, the terms for the payment of the exercise or contract price and other terms and conditions. The 2000 Performance Equity Plan provides for awards to employees, directors, consultants, agents and other persons that are deemed to be valuable to us or our subsidiaries. The 2000 Performance Equity Plan prohibits the issuance of any award covering more than 200,000 shares of common stock to any one person in any one calendar year.

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

     At December 31, 2005, options to purchase an aggregate of 217,920 and 976,632 shares of our common stock were outstanding under the 1990 plan and 2000 plan, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 30, 2006 with respect to the common stock ownership of (i) each person known by us to beneficially own more than 5% of our voting securities; (ii) each of our directors; (iii) each executive officer and former executive officer named in the Summary Compensation Table above; and (iv) all of our directors and executive officers as a group.

              NAME AND ADDRESS OF                      AMOUNT AND NATURE          PERCENT OF CLASS
              BENEFICIAL OWNER(1)                 OF BENEFICIAL OWNERSHIP(2)   OF VOTING SECURITIES(2)
              -------------------                 --------------------------   -----------------------
Joseph K. Pagano(3)                                     1,576,450(4)                    20.0%
Frederick R. Adler                                        663,573(5)                     8.9%
Samuel A. Rozzi                                           582,525(6)                     7.8%
Thomas Livelli(7)                                         144,380(8)                     1.9%
Joel M. Pearlberg                                          85,000(9)                     1.1%
Bruce Slovin                                               85,000(10)                    1.1%
Gerald Greenwald                                           40,000(11)                       *
Arnold B. Pollard                                          20,000(12)                       *
Ronald C. Newbold(13)                                      25,000(14)
Fredrick B. Rolff(15)                                      51,000(16)                       *
D.H. Blair Investment Banking Corp.                     1,134,859(17)                   15.2%
All directors and executive officers as a group
   (nine persons)                                       3,196,928(18)                   39.5%

*    Less than 1% of the outstanding common stock

(1) The address of each beneficial owner is c/o Sentigen Holding Corp., 445 Marshall Street, Phillipsburg, NJ 08865.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Shares of common stock issuable pursuant to options, to the extent such options are exercisable or convertible within 60 days of March 30, 2006, are treated as outstanding for purposes of computing the percentage of the person holding such securities but are not treated as outstanding for purposes of computing the percentage of any other person. On March 30, 2006, the Company had 7,477,542 issued and outstanding shares of common stock.

(3) On March 21, 2006, Mr. Pagano resigned as our Chief Executive Officer and President. He continues to serve as the Chairman of our Board of Directors.

(4) Includes (i) 25,000 shares of common stock held of record by the Joseph K. Pagano, Jr. Trust established for Mr. Pagano's son, and (ii) options to purchase 417,000 shares of common stock which are currently exercisable. Mr. Pagano disclaims beneficial ownership of all shares other than those held in his name.

(5) Includes options to purchase 10,000 shares which are currently exercisable. Does not include 1,124,859 shares of common stock over which Mr. Adler is trustee pursuant to a voting trust among us, D.H. Blair Investment Banking Corp. and Mr. Adler. The voting trust agreement provides that Mr. Adler will vote those shares in the same manner as the public, on a proportionate basis, excluding the votes of our officers, directors and greater than ten-percent stockholders. However, with respect to a vote or consent in connection with either a "Rule 13e-3 Transaction" (as defined in Rule 13e-3 promulgated under Securities Exchange Act of 1934) or a transaction in which stockholders are afforded appraisal rights under Section 262 of the Delaware General Corporation Law, Mr. Adler will vote these shares as directed by D. H. Blair, or by the actual holders of the shares. Mr. Adler disclaims beneficial ownership of all shares other than those held in his name except with respect to his pecuniary interest therein.

(6) Includes options to purchase 10,000 shares which are currently exercisable. Includes 150,000 shares held by Scarsdale Limited Partnership, of which Mr. Rozzi is general partner. Mr. Rozzi's daughter and The Samuel A. Rozzi Grantor Retained Annuity Trust, of which Mr. Rozzi's daughter is trustee are the sole limited partners of Scarsdale Limited Partnership. Mr. Rozzi disclaims beneficial ownership of all shares other than those held in his name except to the extent of his pecuniary interest therein.

(7) Mr. Livelli became President and Chief Executive Officer of the Company on March 21, 2006. He continues to serve as President and Chief Executive Officer of CMT.

(8) Includes options to purchase 25,000 shares of common stock which are currently exercisable.

(9) Includes options to purchase 50,000 shares of common stock which are currently exercisable.

(10) Includes options to purchase 50,000 shares of common stock which are currently exercisable.

(11) Consists of options to purchase 40,000 shares of common stock which are currently exercisable.

(12) Consists of options to purchase 20,000 shares of common stock which are currently exercisable.

(13) Dr. Newbold resigned as Executive Vice President of Commercial Operations effective as of January 11, 2006.

(14) Consists of options to purchase 25,000 shares of common stock which are currently exercisable.

(15) Mr. Rolff resigned as our Chief Financial Officer effective as of December 31, 2005.

(16) Includes options to purchase 50,000 shares of common stock which are currently exercisable.

(17) J. Morton Davis is the sole stockholder of D.H. Blair Investment Banking Corp. The amount reported includes 10,000 shares owned by Mr. Davis' wife of which Mr. Davis disclaims beneficial ownership. The information with respect to D.H. Blair Investment Banking Corp. and J. Morton Davis is based upon the Schedule 13G/A, dated May 23, 2001, filed by such persons with the Securities and Exchange Commission. All the shares beneficially owned by D.H. Blair Investment Banking Corp. have been placed in trust, pursuant to the trust agreement described in footnote 4. The voting trust agreement does not limit D. H. Blair's ability to make public sales of the shares in the open market pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to Rule 144 thereunder or to make private sales of the shares pursuant to Section 4(1) of the Securities Act of 1933, provided, however, that shares sold in private sales will continue to be subject to the voting trust agreement until certain conditions are met. In addition, D.H. Blair agreed that, during the term of the voting trust agreement, it will not acquire additional shares of our common stock or other securities convertible into our common stock. Mr. Adler disclaims beneficial ownership of all shares other than those held in his name except with respect to his pecuniary interest therein.

(18) Includes options to purchase 622,000 shares of common stock which are currently exercisable. Excludes options to purchase 50,000 shares of common stock which are not exercisable within 60 days of March 30, 2006. Does not include options to purchase 50,000 shares of common stock which are currently exercisable by Mr. Rolff, our former Chief Financial Officer or 25,000 shares of common stock which are currently exercisable by Dr. Newbold, our former Executive Vice President of Commercial Operations.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information at December 31, 2005 with respect to our equity compensation plans which have been approved by our stockholders that provide for the issuance of options, warrants or other rights to purchase our securities. We do not have any equity compensation plans that were not approved by its stockholders.

                                                                                                       NUMBER OF SECURITIES
                                                                                                      REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES                                           FUTURE ISSUANCE UNDER
                                     TO BE ISSUED UPON EXERCISE     WEIGHTED-AVERAGE EXERCISE        EQUITY COMPENSATION PLANS
                                       OF OUTSTANDING OPTIONS,    PRICE OF OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
           PLAN CATEGORY                 WARRANTS AND RIGHTS           WARRANTS AND RIGHTS        REFLECTED IN THE FIRST COLUMN)
           -------------             --------------------------   -----------------------------   ------------------------------
Equity compensation plans approved
by security holders                           1,194,552                       $5.25                          1,014,300

Equity compensation plans not
approved by security holders                         --                          --                                 --

Total                                         1,194,522                       $5.25                          1,014,300

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 2002, we purchased two term insurance policies on the life of Joseph K. Pagano, our Chairman of the Board, and former Chief Executive Officer and President. We were the beneficiary under one of the policies in the amount of $5 million. Mr. Pagano's son was the beneficiary under the other policy in the amount of $5 million. We made annual premium payments of $23,750 until December 24, 2005, at which time the policies were cancelled.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2005 and 2004 and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for those fiscal years totaled approximately $105,000 and $78,000, respectively.

     Tax Fees

     Deloitte & Touche LLP prepares our federal and state income tax returns. Fees billed for these services for the years ended December 31, 2005 and 2004 totaled approximately $32,500 and $32,500, respectively.

     Audit-Related and All Other Fees

     There were no other audit-related fees or other services rendered by our principal accountant during the fiscal years ended December 31, 2005 and 2004.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)  FINANCIAL STATEMENTS

     See Table of Contents to Consolidated Financial Statements on page F-1, the Independent Registered Public Accounting Firm Report on page F-2 and the Consolidated Financial Statements on pages F-3 to F-25, all of which are incorporated herein by reference

(2)  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is filed as part of this Report:

     Unaudited Quarterly Financial Data on pages F-24 and F-25

(3)  EXHIBITS

     The following exhibits are filed as part of this report and are incorporated by reference (Exhibits Nos. 10.1, 10.9, 10.10, 10.11, 10.12, 10.13,
10.14, 10.15, 10.16, 10.17, 10.26, 10.27, and 10.28 are management contracts, compensatory plans or arrangements):

                                                                    INCORPORATED
EXHIBIT                                                             BY REFERENCE
 NUMBER                         DESCRIPTION                        FROM DOCUMENT   NO. IN DOCUMENT
-------                         -----------                        -------------   ---------------
3.1       Certificate of Incorporation, as amended                       A         Exhibit 3.1

3.2       By-laws of the Company                                         A         Exhibit 3.2

9.1       Voting Trust Agreement, dated December 2001, by and            I         Exhibit 9.1
          between the Company, D.H. Blair Investment Banking
          Corporation and Frederick R. Adler.

10.1      1990 Stock Option Plan                                         A         Exhibit 10.1

10.2      Agreement and Plan of Merger, dated as of May 14,              B         Exhibit 2.1
          1996, by and among the Company, Prime Cellular
          Acquisition Corp., Bern Associates, Inc. and the
          stockholders of Bern

10.3      Registration Rights Agreement, dated June 10, 1996,            B         Exhibit 10.1
          between Registrant and the Bern Stockholders

10.4      Indemnification Agreement, dated June 10, 1996 between         B         Exhibit 10.3
          Registrant and the Bern Stockholders

10.5      Form of Amendment to Merger Agreement, dated June 11,          C         Exhibit 10.9
          1997

10.6      Form of Settlement Agreement, dated August 28, 1997            C         Exhibit 10.10

                                                                    INCORPORATED
EXHIBIT                                                             BY REFERENCE
 NUMBER                         DESCRIPTION                        FROM DOCUMENT   NO. IN DOCUMENT
-------                         -----------                        -------------   ---------------
10.7      Agreement and Plan of Merger, dated as of May 29,              D         Exhibit 2
          1998, by and among the Company, CMT Acquisition Corp.,
          Cell & Molecular Technologies, Inc. and the
          stockholders of Cell & Molecular Technologies, Inc.

10.8      Mortgage dated February 6, 1997, with respect to               E         Exhibit 10.11
          premises  located at 580 Marshall Street,
          Phillipsburg, NJ 08865, assumed by the Company in
          connection with the CMT Merger

10.9      Amended and Restated Employment Agreement dated March          N         Exhibit 10.1
          21, 2006, between Joseph K. Pagano and the Company

10.10     Employment Agreement dated March 29, 2000, between             G         Exhibit 10.15
          Kevin Lee and Sentigen Biosciences, Inc.

10.11     Option Agreement dated March 29, 2000, between the             G         Exhibit 10.16
          Company and Kevin Lee

10.12     Amended and Restated Employment Agreement dated March          N         Exhibit 10.2
          21, 2006, between the Company, Cell & Molecular
          Technologies, Inc. and Thomas Livelli

10.13     Amendment to Stock Option Agreement, dated September           H         Exhibit 10.2
          4, 2003, between Joseph K. Pagano and the Company

10.14     Stock Option Agreement, dated April 30, 1999, between          H         Exhibit 10.3
          Joseph K. Pagano and the Company

10.15     Option Agreement, dated September 12, 2005, by and             N         Exhibit 10.1
          between the Company and Joseph K. Pagano

10.16     Employment Agreement dated March 21, 2006 by and               N         Exhibit 10.3
          between the Company and G. Scott Segler

10.17     2000 Performance Equity Plan, as amended                       I         Exhibit 10.21

10.18     High Throughput Screening Support Services Agreement           I         Exhibit 10.22
          dated January 19, 2004 by and between Cell and
          Molecular Technologies, Inc. and Merck & Co., Inc. *

                                                                    INCORPORATED
EXHIBIT                                                             BY REFERENCE
 NUMBER                         DESCRIPTION                        FROM DOCUMENT   NO. IN DOCUMENT
-------                         -----------                        -------------   ---------------
10.19     Lease Agreement for approximately 11,000 square feet           I         Exhibit 10.23
          of laboratory and office/warehouse space at 445
          Marshall Street, Phillipsburg, New Jersey

10.20     Second Lease Amendment and Extension Agreement, dated          P         Exhibit 10.1
          July 13, 2005, between CMT and ZPF L.L.C.

10.21     CMT Equipment Loan, maturing May 2009                          I         Exhibit 10.25

10.22     Agreement between the Trustees of Columbia University          J         Exhibit 10.1
          and Sentigen Biosciences dated May 27, 2004.


10.23     Award/Contract between Sentigen Holding Corp. and              K         Exhibit 10.1
          Technical Support Working Group

10.24     Study Agreement between Cell & Molecular Technologies,         K         Exhibit 10.2
          Inc. and Merck & Co. Inc.

10.25     Promissory Note between Cell & Molecular Technologies,         K         Exhibit 10.4
          Inc. and PNC Bank

10.26     Letter Agreement, dated December 16, 2005, between the         Q         Exhibit 10.1
          Company and Ronald Newbold

10.27     Letter Agreement, dated December 30, 2005, between the         R         Exhibit 10.1
          Company and Fredrick B. Rolff

10.28     Form of Stock Option Agreement                                 L         Exhibit 10.2

10.29     Asset Purchase Agreement dated February 22, 2005 by            M         Exhibit 10.1
          and among Chemicon Specialty Media, Inc., Chemicon
          International, Inc. Serologicals Corporation, Sentigen
          Holding Corp. and Cell & Molecular Technologies, Inc.

10.30     Real Estate Purchase Agreement dated February 22, 2005         M         Exhibit 10.2
          by and between Chemicon Specialty Media, Inc.,
          Sentigen Holding Corp. and Cell & Molecular
          Technologies, Inc.

10.31     Escrow Agreement dated February 22, 2005 by and among          M         Exhibit 10.3
          Chemicon Specialty Media, Inc., Chemicon
          International, Inc. Serologicals Corporation, Sentigen
          Holding Corp., Cell & Molecular Technologies, Inc. and
          Sun Trust Bank, N.A.

                                                                    INCORPORATED
EXHIBIT                                                             BY REFERENCE
 NUMBER                         DESCRIPTION                        FROM DOCUMENT   NO. IN DOCUMENT
-------                         -----------                        -------------   ---------------
10.32     Transition Services Agreement by and between Chemicon          M         Exhibit 10.4
          Specialty Media, Inc., Chemicon International, Inc.
          Serologicals Corporation, Sentigen Holding Corp. and
          Cell & Molecular Technologies, Inc.

10.33     Fourth Letter Amendment, dated January 12, 2006,               S         Exhibit 10.1
          between Cell & Molecular Technologies, Inc. and Merck
          & Co., Inc. to Fee for Service Agreement, dated June
          27, 2001

21        List of Subsidiaries                                           F         Exhibit 21

23.1      Consent of  Deloitte & Touche LLP                              *                *

31.1      Certification of Thomas Livelli, Chief Executive               *                *
          Officer and President, pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

31.2      Certification of G. Scott Segler, Chief Financial              *                *
          Officer, pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002.

32.1      Certification of Thomas Livelli, Chief Executive               *                *
          Officer and President, pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002, regarding the information
          contained in Sentigen Holding Corp.'s Annual Report on
          Form 10-K for the year ended December 31, 2005.

32.2      Certification of G. Scott Segler, Chief Financial              *                *
          Officer, pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002, regarding the information contained in
          Sentigen Holding Corp.'s Annual Report on Form 10-K
          for the year ended December 31, 2005.

*    Filed herewith.

A.   Company's Registration Statement on Form S-18 (Registration No.
     3-35537-NY).

B.   Company's Report on Form 8-K filed on June 26, 1996.

C.   Company's Annual Report on Form 10-K for the fiscal year ended May 31,
     1997.

D.   Company's Report on Form 8-K filed on June 15, 1998.

E.   Company's Report on Form 10-K for the fiscal year ended December 31, 1998.

F.   Company's Report on Form 10-K for the fiscal year ended December 31, 1999.

G.   Company's Report on Form 10-Q for the quarter ended March 31, 2000.

H.   Company's Report on Form 10-Q for the quarter ended September 30, 2003.

I.   Company's Report on Form 10-K for the fiscal year ended December 31, 2003.

J.   Company's Report on Form 10-Q for the quarter ended June 30, 2004.

K.   Company's Report on Form 10-Q for the quarter ended September 30, 2004.

L.   Company's Report on Form 8-K filed on January 7, 2005.

M.   Company's Report on Form 8-K filed on February 28, 2005.

N.   Company's Report on Form 8-K filed on March 23, 2006.

O.   Company's Report on Form 8-K filed on September 16, 2005.

P.   Company's Report on Form 8-K filed on July 19, 2005.

Q.   Company's Report on Form 8-K filed on December 16, 2005.

R.   Company's Report on Form 8-K filed on January 5, 2006.

S.   Company's Report on Form 8-K filed on January 18, 2006.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Financial Statements
              For the years ended December 31, 2005, 2004 and 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm
   for the years ended December 31, 2005, 2004 and 2003                      F-2

Consolidated Financial Statements:

   Balance Sheets
      As of December 31, 2005 and 2004                                       F-3

   Statements of Operations
      For the Years ended December 31, 2005, 2004, 2003                      F-5

   Statements of Changes in Stockholders' Equity
      For the Years ended December 31, 2005, 2004, 2003                      F-7

   Statements of Cash Flows
      For the Years ended December 31, 2005, 2004, 2003                      F-8

Notes to Consolidated Financial Statements                                  F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sentigen Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sentigen Holding Corp. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15, in 2005, the Company changed the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing, and financing activities of discontinued operations and retroactively restated the statements of cash flows for the years ended December 31, 2004 and 2003, for the change.


/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 30, 2006

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                     December 31,   December 31,
                                                                         2005           2004
                                                                     ------------   ------------
Assets
   Current assets
      Cash and cash equivalents                                       $   106,622    $   347,560
      U.S. treasury notes, available for sale, at fair value           13,378,020      9,738,938
      Restricted cash in escrow from sale of assets                       257,691             --
      Accounts receivable - net of allowance for doubtful accounts
         of $45,000 for 2005 and $40,000 for 2004                         655,937        616,831
      Accrued interest receivable                                          95,025         39,844
      Prepaid expenses                                                     38,194        193,542
      Assets held for sale                                                     --      1,173,962
                                                                      -----------    -----------
                                                                       14,531,489     12,110,677
                                                                      -----------    -----------
   Property, plant and equipment                                        3,342,798      3,106,815
   Equipment under capital lease                                          197,777        197,777
   Less:  accumulated depreciation                                      2,785,528      2,365,326
                                                                      -----------    -----------
                                                                          755,047        939,266
                                                                      -----------    -----------
   Other assets
      Security deposits                                                    22,111         21,111
      Deferred financing costs - net of accumulated amortization
         of $3,326 for 2004                                                    --            174
      License costs - net of accumulated amortization of $149,029
         for 2005 and $123,110 for 2004                                   291,596        317,515
                                                                      -----------    -----------
                                                                          313,707        338,800
                                                                      -----------    -----------
Total assets                                                          $15,600,243    $13,388,743
                                                                      ===========    ===========

          (Consolidated Balance Sheets are continued on the next page)
                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                             December 31,   December 31,
                                                                 2005           2004
                                                             ------------   ------------
Liabilities and stockholders' equity
   Current liabilities
      Accounts payable and accrued expenses                   $ 1,313,147   $   948,257
      Accrued federal and state income taxes                      845,370        20,563
      Customer deposits                                           260,571       910,295
      Unearned revenue                                             45,995        14,045
      Liability under capital lease - current portion              28,531        58,331
      Current maturities of long-term debt                        191,383       122,367
      Liabilities held for sale                                        --       467,438
                                                              -----------   -----------
                                                                2,684,997     2,541,296
   Liability under capital lease - long-term                        6,920        35,451
   Long-term debt, less current maturities                        644,490       749,044
                                                              -----------   -----------
   Total liabilities                                            3,336,407     3,325,791
                                                              -----------   -----------
   Commitments and contingencies
   Stockholders' equity
      Preferred Stock - $.01 par value, 5,000,000 shares
         authorized - none issued or outstanding              $        --   $        --
      Common Stock - $.01 par value, 20,000,000 shares
         authorized, 7,477,542 and 7,470,692 shares issued
         and outstanding in 2005 and 2004, respectively            74,775        74,706
      Additional paid-in capital                               14,216,818    14,035,532
      Accumulated other comprehensive loss                       (203,192)       (3,843)
      Accumulated deficit                                      (1,824,565)   (4,043,443)
                                                              -----------   -----------
   Total stockholders' equity                                  12,263,836    10,062,952
                                                              -----------   -----------
Total liabilities and stockholders' equity                    $15,600,243   $13,388,743
                                                              ===========   ===========

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                               For the Years Ended
                                                                                   December 31,
                                                                     ---------------------------------------
                                                                         2005          2004          2003
                                                                     -----------   -----------   -----------
Revenue
   Cell & Molecular Technologies, Inc.                               $ 5,807,680   $ 6,126,840   $ 6,076,502
   Sentigen Biosciences                                                  864,099       188,213            --
                                                                     -----------   -----------   -----------
                                                                       6,671,779     6,315,053     6,076,502
Direct Costs
   Cell & Molecular Technologies, Inc.                                 2,309,636     2,166,413     1,869,769
   Sentigen Biosciences                                                  472,339       122,769            --
                                                                     -----------   -----------   -----------
                                                                       2,781,975     2,289,182     1,869,769
Income After Direct Costs
   Cell & Molecular Technologies, Inc.                                 3,498,044     3,960,427     4,206,733
   Sentigen Biosciences                                                  391,760        65,444            --
                                                                     -----------   -----------   -----------
                                                                       3,889,804     4,025,871     4,206,733
Operating Expenses
   Divisional selling, general and administrative costs                2,345,906     1,941,722     2,078,322
   Corporate general and administrative costs                          2,212,473     1,816,547     1,292,119
   Research and development                                            1,717,684     1,838,493     1,102,753
   Non-employee stock based compensation                                 110,416       785,577       943,200
   Depreciation and amortization                                         446,295       502,444       447,274
                                                                     -----------   -----------   -----------
                                                                       6,832,774     6,884,783     5,863,668
Operating loss                                                        (2,942,970)   (2,858,912)   (1,656,935)
Interest income                                                          444,889       222,630        88,387
Interest expense                                                          57,938        42,781        52,820
                                                                     -----------   -----------   -----------
                                                                         386,951       179,849        35,567
Loss from continuing operations before provision for income taxes     (2,556,019)   (2,679,063)   (1,621,368)
Provision for income taxes                                                71,360        87,776        63,699
                                                                     -----------   -----------   -----------
Loss from continuing operations                                       (2,627,379)   (2,766,839)   (1,685,067)
Income from discontinued operations, net of tax (including gain on disposal of $4,757,391 for 2005, net of tax of $774,010,
   $65,509, and $62,445 for 2005, 2004, and 2003, respectively)        4,846,257     1,052,319       811,879
                                                                     -----------   -----------   -----------
Net income (loss)                                                    $ 2,218,878   $(1,714,520)  $  (873,188)
Other comprehensive income (loss):
   Change in unrealized loss on U.S. Treasury Notes                     (199,349)       (3,843)      (13,817)
                                                                     -----------   -----------   -----------
Comprehensive income (loss)                                          $ 2,019,529   $(1,718,363)  $  (887,005)
                                                                     ===========   ===========   ===========

     (Consolidated Statements of Operations are continued on the next page)
                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                         For the Years Ended
                                                            December 31,
                                                ------------------------------------
                                                   2005          2004        2003
                                                ----------   ----------   ----------
NET INCOME (LOSS) PER SHARE INFORMATION:
Basic and diluted net loss per
   share from continuing operations             $    (0.35)  $    (0.37)  $    (0.23)
                                                ==========   ==========   ==========
Basic and diluted net income per
   share from discontinued operations           $     0.65   $     0.14   $     0.11
                                                ==========   ==========   ==========
Basic and diluted net income (loss) per share   $     0.30   $    (0.23)  $    (0.12)
                                                ==========   ==========   ==========
Weighted average shares outstanding:
   Basic and Diluted                             7,473,802    7,463,985    7,453,664
                                                ==========   ==========   ==========

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity

                                                                      Accumulated
                                     Common Stock       Additional       other
                                 -------------------     paid-in     comprehensive   Accumulated
                                   Shares     Amount     capital     Income (loss)     deficit        Total
                                 ---------   -------   -----------   -------------   -----------   -----------
Balance - January 1, 2003        7,451,044   $74,511   $12,237,896   $     13,817    $(1,455,735)  $10,870,489
   Stock options exercised           3,700        36         4,474             --             --         4,510
   Stock based compensation             --        --       943,200             --             --       943,200
   Change in unrealized gain
      on U.S. Treasury Notes            --        --            --        (13,817)            --       (13,817)
   Net loss                             --        --            --             --       (873,188)     (873,188)
                                 ---------   -------   -----------   ------------    -----------   -----------
Balance - December 31, 2003      7,454,744   $74,547   $13,185,570   $         --    $(2,328,923)  $10,931,194
   Stock options exercised          15,948       159        64,385             --             --        64,544
   Stock based compensation             --        --       785,577             --             --       785,577
   Unrealized loss
      on U.S. Treasury Notes            --        --            --         (3,843)            --        (3,843)
   Net loss                             --        --            --             --     (1,714,520)   (1,714,520)
                                 ---------   -------   -----------   ------------    -----------   -----------
Balance - December 31, 2004      7,470,692   $74,706   $14,035,532   $     (3,843)   $(4,043,443)  $10,062,952
   Stock options exercised           6,850        69        10,224             --             --        10,293
   Stock based compensation             --        --       171,062             --             --       171,062
   Unrealized loss
      on U.S. Treasury Notes            --        --            --       (199,349)            --      (199,349)
   Net income                           --        --            --             --      2,218,878     2,218,878
                                 ---------   -------   -----------   ------------    -----------   -----------
Balance - December 31, 2005      7,477,542   $74,775   $14,216,818   $   (203,192)   $(1,824,565)  $12,263,836
                                 =========   =======   ===========   ============    ===========   ===========

                See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                               For the years ended December 31,
                                                           ----------------------------------------
                                                               2005          2004           2003
                                                           -----------   ------------   -----------
Cash flows from operating activities:
   Net income (loss)                                       $ 2,218,878   $ (1,714,520)  $  (873,188)
   Less: Income from discontinued
      operations, net of tax                                (4,846,257)    (1,052,319)     (811,879)
                                                           -----------   ------------   -----------
   Net loss from continuing operations                      (2,627,379)    (2,766,839)   (1,685,067)
Adjustments to reconcile net loss from continuing
   operations to net cash used by continuing operations:
      Depreciation and amortization                            446,295        502,444       447,274
      Non-employee stock based compensation                    110,416        785,577       943,200
   Decrease (increase) in:
      Accrued interest receivable                              (55,181)       (35,688)       14,489
      Accounts receivable, net of allowance                    (39,106)       (31,680)     (235,154)
      Unbilled services                                             --          4,650        10,750
      Prepaid expenses and security deposits                   154,348       (123,846)      102,870
   Increase (decrease) in:
      Accounts payable and accrued expenses                    364,890        202,472       207,601
      Accrued federal and state income taxes                   (64,403)        48,285       (31,178)
      Customer deposits and unearned revenue                  (617,774)       681,170      (226,187)
                                                           -----------   ------------   -----------
   Net cash used in operating
      activities from continuing operations                 (2,327,894)      (733,455)     (451,402)
                                                           -----------   ------------   -----------
Cash flows from investing activities:
      Capital expenditures                                    (235,983)      (518,351)     (124,583)
      Sales of U.S. Treasury Notes                           1,139,724             --     5,293,602
      Purchases of U.S. Treasury Notes                      (4,978,155)    (9,742,781)           --
                                                           -----------   ------------   -----------
   Net cash (used in) provided by investing
      activities from continuing operations                 (4,074,414)   (10,261,132)    5,169,019
                                                           -----------   ------------   -----------
Cash flows from financing activities:
      Principal payments on long-term debt                    (174,137)      (210,346)     (230,986)
      Payments on capital lease obligations                    (58,331)       (59,981)      (36,129)
      Proceeds from issuance of long-term debt                 138,598        361,402            --
      Proceeds from stock options exercised                     10,293         64,544         4,510
                                                           -----------   ------------   -----------
   Net cash (used in) provided by financing
      activities from continuing operations                    (83,577)       155,619      (262,605)
                                                           -----------   ------------   -----------
Cash flows from discontinued operations
   (Restated - See note 15):
      Net cash provided by operating activities                160,946      1,119,693       890,136
      Net cash provided by (used in)
         investing activities                                6,085,186        (14,942)      (76,101)
      Net cash used in financing activities                     (1,185)        (5,175)       (2,062)
                                                           -----------   ------------   -----------
   Net cash provided by discontinued operations              6,244,947      1,099,576       811,973
                                                           -----------   ------------   -----------
(Decrease) increase in cash and cash equivalents              (240,938)    (9,739,392)    5,266,985
Cash and cash equivalents - beginning of period                347,560     10,086,952     4,819,967
                                                           -----------   ------------   -----------
Cash and cash equivalents - end of period                  $   106,622   $    347,560   $10,086,952
                                                           ===========   ============   ===========

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                    For the years ended December 31,
                                                    --------------------------------
                                                       2005       2004       2003
                                                     --------   --------   --------
Supplemental Disclosures of Cash Flow Information
   Cash paid during the year:
      Interest                                       $ 57,938   $ 54,211   $ 71,774
      Income taxes                                   $150,550   $188,130   $157,000

   Non-cash investing and financing activities:

      Investing activities:
         Equipment acquired under capital lease      $     --   $(66,832)  $(35,000)
         Restricted cash received from sale of
            assets of discontinued operation         $257,691

      Financing activities:
         Debt incurred under capital lease           $     --   $ 66,832   $ 35,000

                 See notes to consolidated financial statements.

                     SENTIGEN HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

1.   ORGANIZATION AND NATURE OF OPERATIONS.

     Sentigen Holding Corp. ("we" and "the Company") is a biotechnology company conducting business through two-wholly owned operating subsidiaries, Sentigen Biosciences, Inc. ("Sentigen Biosciences") and Cell & Molecular Technologies, Inc. ("CMT").

     Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango(TM) Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. On July 26, 2004, Sentigen Biosciences was awarded a contract by the Technical Support Working Group (TSWG) - an interagency government office with representatives from the Departments of Defense, State and Homeland Security - to develop advanced biotechnology for the detection of explosives and other threats. The contract, entitled "Olfactory Receptor Microarray-Based Sensor for Explosives Detection (ORM-EDS)", will provide Sentigen Biosciences with $1.65 million in research funding through July 2006.

     CMT is a contract research organization that specializes in supporting the drug discovery process. CMT provides custom contract research services, High Throughput Screening ("HTS") support services, and works in close cooperation with Sentigen Biosciences to commercialize specific applications of the Tango(TM) Assay System. On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million. Accordingly, the assets and liabilities of Specialty Media have been accounted for as assets and liabilities held for sale in our consolidated balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations, in our consolidated statements of operation.

     We were incorporated under the laws of the State of Delaware in May 1990. After having engaged in the acquisition and operation of different businesses subsequent to our initial public offering in August 1990, we commenced our current business operations when we acquired CMT in May 1998. CMT was incorporated on May 6, 1997 to acquire all of the outstanding stock in each of Specialty Media, Inc. and Molecular Cell Science, Inc., two entities operating in the biotechnology and pharmaceutical industries since 1987 and 1991, respectively. Sentigen Corp. was formed on February 16, 2000, and changed its name to Sentigen Biosciences, Inc. on February 24, 2004. We changed our name from Prime Cellular Inc. to Sentigen Holding Corp. on June 23, 2000. On January 9, 2002, our common stock began trading on The NASDAQ Capital Market under the symbol SGHL.

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

     C. U.S. TREASURY NOTES - Investments in U.S. Treasury Notes are considered available for sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, as such, have been reported at fair value. Quoted market prices are used to determine fair value. Changes in the fair value have been included in other comprehensive income.

     D. PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is calculated over the estimated useful lives of the assets, which range from three to seven years. Amortization of leasehold improvements is provided on the straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Repairs and maintenance, which do not extend the useful lives of the related assets, are expensed as incurred.

     E. LICENSE COSTS - The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) shall be accounted for in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. We determined that the licensing costs arising from our exclusive licensing agreement with the Trustees of Columbia University have alterative future uses. These costs have been capitalized and are being amortized on a straight line basis over 10 years (see Note 6).

     F. IMPAIRMENT - Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of December 31, 2005.

     G. REVENUE RECOGNITION - Revenue is recognized in accordance with the SEC's Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104"). SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. As to (1) above, our business practices require that our services be performed pursuant to contracts with our customers. As to (2) above, we recognize revenue when services are rendered to our customers. Determination of (3) and (4) above are based on management's judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements.

               CMT provides services on a fee-for-service, fixed price contract basis that provide for payments as specific research services are provided. In addition, Sentigen Biosciences derives revenue from cost plus contracts with a United States Government agency. Revenue is recognized on fixed price contracts as services are performed, based upon the number of units delivered under the contract. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus allowable indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the United States Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. Most contracts are terminable by the client either immediately or upon notice. Termination fees are included in net revenues when realization is assured. Unearned revenue represents amounts billed in excess of costs incurred and are recorded as liabilities on our consolidated balance sheets.

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

     I. INCOME TAXES - Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established if it is determined to be more likely than not that deferred tax assets will not be recovered.

     J. ADVERTISING, MARKETING AND SALES COSTS - Advertising, marketing and sales costs are expensed as such costs are incurred. Advertising, marketing and sales costs during 2005, 2004 and 2003 were $239,289, $327,589 and $333,157, respectively. These costs are included in selling, general and administrative expenses in our consolidated statements of operations.

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

     L. EARNINGS PER SHARE - The accompanying financial statements include earnings per share calculated as required by SFAS No. 128 "Earnings Per Share." Basic earnings per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Potential common stock of 193,469, 395,286, and 179,457 was excluded from the computation for the years ended December 31, 2005, 2004 and 2003, respectively, because SFAS No. 128 prohibits adjusting the denominator of diluted EPS for additional potential common shares when a net loss from continuing operations is reported.

     M. STOCK-BASED COMPENSATION - SFAS No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided to employees where the exercise price is equal to the market price at the date of the grants. Options issued to non-employees are valued at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The expense for options issued to non-employees is recorded as stock based compensation in our consolidated statements of operations. On September 4, 2003 the life of a stock option previously granted to the Chairman of the Board, Chief Executive Officer and President was extended. The option is for the purchase of 217,000 shares of common stock at $1.625 per share and was originally granted on May 1, 1996. The stock option is fully vested and would have expired on April 30, 2004. The amendment extended the life of the option to April 30, 2006. As a result of this amendment and according to FASB Interpretation No. 44 to APB Opinion No. 25 we recognized stock based compensation in the amount of $820,407 (See Note 11).

               Effective January 11, 2006 in connection with his resignation, all of Dr. Newbold's options scheduled to vest for the twelve months following January 11, 2006, totaling 25,000, became fully vested. Dr. Newbold's remaining options to purchase 25,000 shares were terminated.

               The following table reconciles net income (loss) and diluted earnings per share (EPS) as reported, to pro-forma net income (loss) and diluted EPS, as if we had expensed the fair value of employee stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                        2005          2004          2003
                                    -----------   -----------   -----------
Net income (loss) as reported       $ 2,218,878   $(1,714,520)  $  (873,188)
Pro-forma expense as if employee
   stock options were charged
   against net loss                  (1,353,213)     (474,224)     (244,551)
                                    -----------   -----------   -----------
Pro-forma net income (loss) using
   the fair value method            $   865,665   $(2,118,744)  $(1,117,739)
                                    ===========   ===========   ===========
Basic and Diluted
   EPS as reported                  $      0.30   $     (0.23)  $     (0.12)
Pro-forma EPS using the fair
   value method                     $      0.12   $     (0.28)  $     (0.15)

     N. SEGMENTS - The accompanying financial statements include segment disclosure as required by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which expands and modifies disclosures but has no impact on the consolidated financial position or results of operations or cash flows. Our reportable operating segments are: CMT and Sentigen Biosciences. On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million. Accordingly, the assets and liabilities of Specialty Media have been accounted for as assets and liabilities held for sale in our consolidated balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations, net of tax, in our consolidated statements of operation.

     O. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of those instruments. The fair value of our U.S. Treasury Notes is based upon the quoted market price on the last business day of the fiscal year. The carrying value of long-term debt approximates fair value.

     P. RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). Among other items, SFAS No. 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the effective date for SFAS No. 123(R) was extended.

               The Company will be required to comply with SFAS No. 123(R) for the three months ending March 31, 2006. The Company will adopt the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123(R) to measure the fair value of stock options.

               The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. We expect the impact of the implementation of SFAS No. 123(R) to be generally consistent with the pro-forma expense calculated under SFAS No. 123.

               In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment ("SAB No. 107"), which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements.

               In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

               In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations ("FIN 47")", which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of the conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this statement did not have an effect on the Company's financial statements.

               In June 2005, the FASB issued SFAS No. 154, "Accounting Change and Error Corrections - a replacement of APB Opinion No. 20, Accounting Change, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154")." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle by requiring retrospective application of changes in accounting principle to prior periods' financial statements to the extent practicable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, these provisions should be followed. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. This statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.   U.S. TREASURY NOTES

     At December 31, 2005 we held the following U.S. Treasury Notes:

                                                       AMORTIZED        FAIR      UNREALIZED
                                                          COST         VALUE         LOSS
                                                      -----------   -----------   ----------
U.S. Treasury Note, $9,000,000 face value,
   coupon rate of 3.125%, maturing on May 15, 2007    $ 8,996,175   $ 8,844,300   $(151,875)
U.S. Treasury Note, $4,598,000 face value,
   coupon rate of 3.125%, maturing on Jan. 31, 2007     4,585,037     4,533,720     (51,317)
                                                      -----------   -----------   ---------
Total U.S. Treasury Notes as of December 31, 2005     $13,581,212   $13,378,020   $(203,192)
                                                      ===========   ===========   =========

     At December 31, 2004 we held the following U.S. Treasury Notes:

                                                      AMORTIZED      FAIR      UNREALIZED
                                                        COST         VALUE        LOSS
                                                     ----------   ----------   ----------
U.S. Treasury Note, $9,000,000 face value,
   coupon rate of 3.125%, maturing on May 15, 2007   $8,993,665   $8,995,410    $ 1,745
U.S. Treasury Note, $750,000 face value
   coupon rate of 2.5%, maturing on Sept. 30, 2006      749,116      743,528     (5,588)
                                                     ----------   ----------    -------
Total U.S. Treasury Notes as of December 31, 2004    $9,742,781   $9,738,938    $(3,843)
                                                     ==========   ==========    =======

4.   DISCONTINUED OPERATION

     On February 22, 2005 we entered into agreements with Serologicals Corporation and its direct and indirect subsidiaries, Chemicon Specialty Media, Inc. ("Purchaser") and Chemicon International, Inc., pursuant to which CMT sold substantially all of the assets, including the facility on 580 Marshall Street, Phillipsburg, NJ, of its Specialty Media Division (the "Division") to the Purchaser for $6,500,000.

     Pursuant to the Asset Purchase Agreement amongst the parties, CMT sold substantially all of the assets of the Division for $6,095,000, subject to post-closing working capital adjustments. Of this amount, $500,000 was held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. It was determined that there were no indemnification obligations and $250,000 was released to us on both August 22, 2005 and February 22, 2006.

     The parties also entered into an Agreement of Sale pursuant to which the Purchaser acquired the Division's facility at 580 Marshall St., Philipsburg, NJ for $405,000 (the "Real Estate Purchase Agreement"). The Purchaser also agreed to retire the outstanding loan in the amount of $243,310 secured by a mortgage on the property pursuant to the terms of the Asset Purchase Agreement.

     The parties also entered into a Transition Services Agreement pursuant to which CMT provided the Purchaser with certain telecommunication, accounting and document management services until June 30, 2005.

     The assets and liabilities of the Division are classified as "held-for-sale" as follows:

                                  AS OF DECEMBER 31,
                                         2004
                                  ------------------
Assets held for sale:
  Accounts receivable                 $  443,986
  Inventory                              234,875
  Deferred financing costs                 6,434
  Property, plant and equipment          488,667
                                      ----------
Total assets held for sale            $1,173,962
                                      ==========
Liabilities held for sale:
  Accounts payable                       222,943
  Mortgage payable                       244,495
                                      ----------
Total liabilities held for sale       $  467,438
                                      ==========

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets," the operations of the Division are reported separately as discontinued operations for all periods presented. The financial results of the Division, included in discontinued operations, were as follows:

                                                                   FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                             2005         2004         2003
                                                          ----------   ----------   ----------
Product revenues                                          $  526,300   $3,298,799   $2,938,279
Direct costs                                                 226,127    1,391,790    1,227,770
                                                          ----------   ----------   ----------
Income after direct costs                                    300,173    1,907,009    1,710,509
Operating expenses:
   Selling, general and administrative                       129,676      672,405      699,463
   Research and development                                    2,619       19,554       16,419
   Stock based compensation                                   60,646           --           --
   Depreciation and amortization                                  --       85,793      105,225
                                                          ----------   ----------   ----------
Total operating expenses                                     192,941      777,752      821,107
Income from operations                                       107,232    1,129,257      889,402
Interest expenses                                              3,579       11,429       15,078
                                                          ----------   ----------   ----------
Income before provision for income taxes                     103,653    1,117,828      874,324
Provision for income taxes                                    14,787       65,509       62,445
                                                          ----------   ----------   ----------
Income from discontinued operations before gain on sale       88,866    1,052,319      811,879
Gain on sale of discontinued
   operations, net of taxes of $759,223                    4,757,391           --           --
                                                          ----------   ----------   ----------
Income from discontinued operations                       $4,846,257   $1,052,319   $  811,879
                                                          ==========   ==========   ==========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                      DECEMBER 31,
                                       USEFUL   -----------------------
                                        LIFE       2005         2004
                                      -------   ----------   ----------
Leasehold Improvements                7 years   $  374,356   $  374,356
Machinery and Equipment               3 years    2,725,561    2,489,578
Equipment under capital lease         3 years      197,777      197,777
Furniture and Fixtures                5 years      242,881      242,881
                                                ----------   ----------
Total Property, Plant and Equipment              3,540,575    3,304,592
Less: Accumulated Depreciation                   2,785,528    2,365,326
                                                ----------   ----------
Property, Plant and Equipment - net             $  755,047   $  939,266
                                                ==========   ==========

     Depreciation expense charged to continuing operations was $420,202, $475,057, and $424,829 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004 the carrying amounts of equipment under capital leases was $33,680 and $69,333, respectively.

6.   EXCLUSIVE LICENSE AGREEMENT

     On April 10, 2000, Sentigen Biosciences entered into a license agreement with The Trustees of Columbia University in New York for an exclusive worldwide right to Columbia's patent applications and other proprietary rights in the areas of insect chemosensation and olfaction. The licensing agreement with The Trustees of Columbia University in New York required us to contribute a minimum of $1,000,000 into Sentigen Biosciences within one year of the date of the agreement (by April 2001) or we must have been involved in active negotiations to raise $1,000,000 in additional funding. We satisfied this provision through the consummation of a private placement in

November 2000 in which 863,834 shares of our common stock were sold for $6.00 per share for aggregate gross proceeds of $5,183,004.

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

     In consideration of the license agreement, Columbia was issued 75,000 shares of our common stock and will receive royalties of 1% of the net sales of any licensed products or services. The value of this license agreement is recorded as license costs, net of accumulated amortization on the consolidated balance sheet. The original value of the license reflects the closing share price of our common stock on April 10, 2000. The value of the license, net of amortization as of December 31, 2005 and 2004 was $291,596 and 317,515, respectively. The following table details the expected amortization costs of the license over the next 4 years:

For the years ended:   Expected amortization expense
--------------------   -----------------------------
2006                              $ 72,899
2007                                72,899
2008                                72,899
2009                                72,899
                                  --------
Total                             $291,596
                                  ========

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

          - A minimum of $1,000,000 from May 27, 2004 through December 31, 2005, and

          - A minimum of $100,000 per year for calendar years 2006 through 2010.

We satisfied these obligations through the year ended December 31, 2005.

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

8.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                                 UNPAID PRINCIPAL AT
                                                                                                    DECEMBER 31,
                                                                                                --------------------
                         FACE     INTEREST
COMPANY      MATURITY    VALUE      RATE                 DESCRIPTION AND COVENANTS                 2005       2004
-----------  --------  --------  ----------  -------------------------------------------------  ---------  ---------
CMT             May    $720,000     5.25%    Equipment Loan. Guaranteed by Sentigen Holding
               2009                (fixed)   Corp. CMT is required to maintain cash-flow equal
                                             to 1.25 to 1.00 times annual debt service as well
                                             as maintain a debt to equity ratio of 3 to 1.      $ 387,995  $ 488,982

CMT           August   $500,000     6.84%    Equipment Loan. Guaranteed by Sentigen Holding
               2010                (fixed)   Corp. CMT is required to maintain cash-flow equal
                                             to 1.25 to 1.00 times annual debt service as well
                                             as maintain a debt to equity ratio of 3 to 1.        447,878    361,402

Sentigen       April   $300,000     5.50%    Equipment Loan. Guaranteed by Sentigen Holding
Biosciences    2005              (variable)  Corp. Guarantor required to maintain unencumbered liquid assets of two-times the outstanding loan
                                             balance.                                                  --     21,027
                                                                                                ---------  ---------
                                                                                                $ 835,873  $ 871,411

   Less: Current Maturities                                                                      (191,383)  (122,367)
                                                                                                ---------  ---------
   Long-Term Debt - Net                                                                         $ 644,490  $ 749,044
                                                                                                =========  =========

     We were in compliance with all debt covenants as of December 31, 2005 and 2004. A schedule of principal payments over the next five years is as follows:

                                                      AMOUNT DUE BY PERIOD
                                        ------------------------------------------------
                                        LESS THAN                           GREATER THAN
                               TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS      5 YEARS
                             --------   ---------   ---------   ---------   ------------
Long-Term Debt Obligations   $835,873    $191,383    $572,658    $71,832         --

9.   LEASES

     Operating Leases. Lease commitments classified as operating-type leases consist primarily of facilities, office equipment and certain laboratory equipment. Rental expenses for these operating-type leases are as follows:

                                                                               RENTAL EXPENSE
                                                                             FOR THE YEARS ENDED
                                                                        ----------------------------
COMPANY                          PURPOSE AND TERMS                        2005      2004      2003
-----------  ---------------------------------------------------------  --------  --------  --------
             PROPERTIES:

CMT          11,000 square feet of laboratory and office/warehouse
             space at 445 Marshall Street, Phillipsburg, New Jersey.
             On August 10, 2005, CMT signed a one-year extension to
             this lease through August 31, 2006.                        $162,370  $160,092  $158,123

Sentigen     Sentigen Biosciences leases laboratory space at 3960
Biosciences  Broadway, New York, New York, 10032. In October 2004, we
             signed a one-year extension on this location and expanded
             this location by an additional 700 square feet. Sentigen
             Biosciences renewed this lease through August 31, 2006.     108,024    82,161    68,778

Sentigen     We leased approximately 980 square feet of administrative
Holding      office space for use by our Board of Directors and
Corp.        Executive Officers at 434 East Cooper Street, Aspen,
             Colorado. This lease expired on April 30, 2005 and we
             operated on a month to month basis through June 30, 2005.
             To replace this space we leased approximately 240 square
             feet of administrative office space at 710 East Durant
             Avenue, Aspen, Colorado.                                     28,595    39,450    40,993

CMT          CMT leases approximately 3,000 square feet of laboratory
             space at 418 Industrial Drive, North Wales, Pennsylvania
             on a month to month basis. In February 2003, CMT signed a
             3-year lease to expand this location by an additional
             3,000 square feet in a connected space at 422 Industrial
             Drive, North Wales, Pennsylvania. This space accommodates
             the HTS support services group.                              36,450    36,000    34,500

Sentigen     On October 1, 2003, we leased an apartment in New York,
Holding      New York in connection with our employment agreement with
Corp.        Erik R. Lundh. The lease expired on September 30, 2004
             and was not renewed.                                             --    22,050     7,350

             EQUIPMENT:

CMT          CMT leases certain laboratory and office equipment under
             operating leases.                                            40,068    46,798    22,748

Sentigen     Sentigen Biosciences leases certain office equipment
Biosciences  under operating leases.                                      12,684    20,554     5,460
                                                                        --------  --------  --------
                                                  Total Rental Expense  $388,191  $407,105  $337,952
                                                                        ========  ========  ========

     The Company utilized, but did not lease, a hotel suite in midtown, New York City for occupancy by senior company personnel and for meetings with consultants, advisors, potential investors, directors, etc. The total occupancy cost of this facility was $236,402 for the year ended December 31, 2005.

     Capital Leases. CMT leases certain equipment for use in the provision of services under certain contracts. These leases qualified for treatment as a capital lease for accounting purposes. At the inception of the leases, equipment and an offsetting capital lease liability was recorded in our consolidated balance sheet.

     The estimated future minimum rental payments under capital and operating-type leases over the next three years are as follows:

                                             CAPITAL   OPERATING
                                             -------   ---------
For the year ending December 31,
2006                                         $29,577    $172,216
2007                                           6,982      46,074
2008                                              --          --
                                             -------    --------
Minimum rental payments                      $36,559    $218,290
(Less) interest-portion of rental payments    (1,108)
                                             -------
Capital lease obligation                     $35,451
                                             =======

10.  INCOME TAXES

     Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss and tax credit carryforwards. The significant components of net deferred tax assets are as follows:

                                                     DECEMBER 31,
                                               -----------------------
                                                  2005         2004
                                               ----------   ----------
Net operating loss carryforwards               $1,323,000   $1,839,000
Research and Development credit carryforward      386,000      311,000
AMT Credit carryforward                            65,000        6,000
Stock based compensation                          594,000      464,000
Depreciation and other temporary differences      297,000       22,000
                                               ----------   ----------
Total deferred tax assets                       2,665,000    2,642,000
Less: Valuation allowance                       2,665,000    2,642,000
                                               ----------   ----------
Net deferred tax assets                        $       --   $       --
                                               ==========   ==========

     We believe that it is more likely than not that the deferred tax assets will not be realized and have therefore provided a valuation allowance in the consolidated balance sheet equal to the entire amount of the deferred tax assets.

     The provision for income taxes on continuing operations differs from the amount using the statutory federal income tax rate (34%) as follows:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 ---------------------------------
                                                    2005        2004        2003
                                                 ---------   ---------   ---------
At Statutory Rates                               $(869,046)  $(910,881)  $(551,265)
   Loss for which no benefit was recorded          869,046     910,881     551,265
   State income taxes on continuing operations      71,360      87,776      63,699
                                                 ---------   ---------   ---------
Provision for income taxes                       $  71,360   $  87,776   $  63,699
                                                 =========   =========   =========

     At December 31, 2005 we have federal and state net operating loss carryforwards of $251,000 and $11,904,000, respectively, available to offset future federal and state taxable income. These carryforwards will expire between December 31, 2009 and December 31, 2025. Additionally, we have research and development credit and Alternative Minimum Tax credit carryforwards of $386,000 and $65,000, respectively. The research and development credit carryforwards will expire between December 31, 2012 and December 31, 2020 and the Alternative Minimum Tax credit carryforwards may be carried forward indefinitely. These credit carryforwards will be available to offset future federal income tax liabilities.

11.  EQUITY COMPENSATION PLANS

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

     The 2000 Performance Equity Plan is administered by our Board of Directors or a committee thereof. Subject to the provisions of the plan, the Board of Directors (or a committee thereof) has the authority to determine the individuals to whom awards are to be made, the number of shares of our common stock to be covered by each award, the type of award, the exercise or contract price, the vesting period and life of the award, restrictions, if any, on the exercise of the award, the terms for the payment of the exercise or contract price and other terms and conditions. The 2000 Performance Equity Plan provides for awards to employees, directors, consultants, agents and other persons that are deemed to be valuable to us or our subsidiaries. The 2000 Performance Equity Plan prohibits the issuance of any award covering more than 200,000 shares of common stock to any one person in any one calendar year.

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

     At December 31, 2005, options to purchase an aggregate of 217,920 and 976,632 shares of our common stock were outstanding under the 1990 plan and 2000 plan, respectively.

     The pro-forma information required by SFAS No. 148 regarding net income and earnings per share has been presented as if the stock option plans had been accounted for under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                  2005      2004      2003
                                -------   -------   -------
Weighted Average Assumptions:
   Expected service period      5 years   5 years   5 years
   Risk free interest rate          3.0%      3.0%      1.8%
   Volatility of stock               72%      125%      114%
   Expected dividend yield            0%        0%        0%

     The weighted average fair value per share of the options granted during 2005, 2004, and 2003 was $5.37, $7.30, and $4.48, respectively.

     In addition to the options granted to employees and directors, we granted 92,000, 13,000 and 7,000 options to non-employees during the years ended December 31, 2005, 2004 and 2003, respectively. Non-employees consist primarily of consultants to us or our subsidiaries. Consultants are retained under consulting agreements and are not considered employees of ours or our subsidiaries. Non-cash stock-based compensation cost of $171,062, $785,577 and $943,200 during the years ended December 31, 2005, 2004 and 2003, respectively, was recognized based on the fair value of the options issued to consultants and, amortized over the respective service periods.

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

     Presented below is a summary of stock option plan activity for the years shown:

                                             WEIGHTED                       WEIGHTED
                                              AVERAGE         OPTIONS        AVERAGE
                               OPTIONS    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                             ----------   --------------   -----------   --------------
Balance, January 1, 2003      1,313,844        $5.26          767,370         $4.64
   Granted                      109,500         4.80
   Exercised                     (3,700)        1.22
   Cancelled                    (50,385)        4.97
                              ---------
Balance, December 31, 2003    1,369,259        $5.24          890,352         $4.97
   Granted                       63,000         7.05
   Exercised                    (15,948)        4.13
   Cancelled                     (1,090)        6.05
                              ---------
Balance, December 31, 2004    1,415,221        $5.33        1,064,509         $5.23
   Granted                      503,000         5.37
   Exercised                     (6,850)        1.50
   Cancelled                   (716,819)        5.47
                              ---------
Balance, December 31, 2005    1,194,552        $5.25        1,026,534         $5.13
                              =========

Presented below are options currently outstanding and exercisable at December 31, 2005:

                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                -------------------------------------------   --------------------------
   RANGE OF                    WEIGHTED         WEIGHTED                     WEIGHTED
   EXERCISE                     AVERAGE          AVERAGE                      AVERAGE
    PRICES        NUMBER    REMAINING LIFE   EXERCISE PRICE     NUMBER    EXERCISE PRICE
   --------     ---------   --------------   --------------   ---------   --------------
$1.00 - $1.81     217,920          .3             $1.63         217,920        $1.63
 4.50 -  4.75     258,499         7.5              4.60         211,833         4.57
 5.00 -  5.88     258,500         2.0              5.02         250,200         5.02
 6.00 -  6.50     177,633         6.9              6.10         119,581         6.12
 7.12 -  7.65     103,000         8.8              7.13          53,000         7.25
         9.00     179,000         4.9              9.00         174,000         9.00
                ---------                                     ---------
                1,194,552         4.6             $5.25       1,026,534        $5.13
                =========                                     =========

12.  SEGMENT INFORMATION

     We operate through two wholly-owned subsidiaries, CMT and Sentigen Biosciences. CMT, Sentigen Biosciences and Corporate are distinct reportable operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Sales and transfers between segments, if any, are accounted for as if the transactions were to third parties, at current market prices. All inter-company transactions have been eliminated in the presentation of segment information. All revenues are derived from and all assets are located in the United States.

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                     2005          2004          2003
                                                 -----------   -----------   -----------
Revenues
   CMT                                           $ 5,807,680   $ 6,126,840   $ 6,076,502
   Sentigen Biosciences                              864,099       188,213            --
                                                 -----------   -----------   -----------
Total reported                                   $ 6,671,779   $ 6,315,053   $ 6,076,502
                                                 ===========   ===========   ===========
Operating income (loss)
   CMT                                           $   671,980   $ 1,342,984   $ 1,725,336
   Sentigen Biosciences                           (1,353,968)   (2,114,737)   (1,259,673)
   Corporate                                      (2,260,982)   (2,087,159)   (2,122,598)
                                                 -----------   -----------   -----------
Total reported                                   $(2,942,970)  $(2,858,912)  $(1,656,935)
                                                 ===========   ===========   ===========
Depreciation and amortization
   CMT                                           $   377,558   $   436,825   $   369,949
   Sentigen Biosciences                               62,388        59,619        67,253
   Corporate                                           6,413         6,000        10,072
                                                 -----------   -----------   -----------
Total reported                                   $   446,359   $   502,444   $   447,274
                                                 ===========   ===========   ===========
Segment assets
   CMT                                           $ 1,078,436   $ 1,490,437   $ 1,365,531
   Sentigen Biosciences                              709,107       629,504       459,919
   Corporate                                      13,812,700    10,094,840    10,119,714
                                                 -----------   -----------   -----------
   Total assets for reportable segments          $15,600,243   $12,214,781   $11,945,164
   Assets held for sale                                   --     1,173,962     1,178,215
                                                 -----------   -----------   -----------
Total reported                                   $15,600,243   $13,388,743   $13,123,379
                                                 ===========   ===========   ===========
Expenditures for property, plant and equipment
   CMT                                           $   232,024   $   413,585   $   115,956
   Sentigen Biosciences                                   --       104,766         4,700
   Corporate                                           3,959            --         3,927
                                                 -----------   -----------   -----------
Total reported                                   $   235,983   $   518,351   $   124,583
                                                 ===========   ===========   ===========

13.  SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Sentigen Biosciences

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

     For the year ended December 31, 2005 we earned revenues of $743,099 under this contract, while incurring total direct and operating costs of $707,714. Through December 31, 2004 we earned revenues of $183,213 under this contract, while incurring total costs of $174,489. Revenues under the TSWG contract represented 11% and 3% of our consolidated annual revenues for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, receivables were outstanding under this contract in the amount of $224,650.

     Cell and Molecular Technologies, Inc.

     For the years ended December 31, 2005, 2004 and 2003, Merck & Co., Inc. accounted for approximately 65%, 60% and 61% of our consolidated annual revenues, respectively. For the years ended December 31, 2004 and 2003, Rockefeller University accounted for 10% and 11% of our consolidated annual revenues, respectively. For the year ended December 31, 2005, Rockefeller University did not account for a significant percentage of consolidated annual revenues.

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

14.  UNAUDITED QUARTERLY FINANCIAL DATA

                                                       For the quarters ended
                                       ------------------------------------------------------
                                        March 31,    June 30,    September 30,   December 31,
                                          2005         2005           2005           2005
                                       ----------   ----------   -------------   ------------
Revenues:
   CMT                                 $1,597,704   $1,509,026    $1,627,854      $ 1,073,096
   Sentigen Biosciences                   163,812      191,173       224,463          284,651
                                       ----------   ----------    ----------      -----------
                                        1,761,516    1,700,199     1,852,317        1,357,747
Income after direct costs:
   CMT                                    997,102      928,728     1,023,536          548,678
   Sentigen Biosciences                    64,050       79,639       109,498          138,573
                                       ----------   ----------    ----------      -----------
                                        1,061,152    1,008,367     1,133,034          687,251
Operating income (loss):
   CMT                                    296,951      233,187       312,025         (170,183)
   Sentigen Biosciences                  (380,871)    (455,601)     (294,395)        (223,101)
   Parent company expenses               (540,387)    (504,489)     (476,197)        (739,909)
                                       ----------   ----------    ----------      -----------
                                         (624,307)    (726,903)     (458,567)      (1,133,193)
Loss from continuing operations          (551,228)    (655,428)     (391,748)      (1,028,975)
Income from discontinued
   operations, net of tax               4,923,322      (88,200)           --           11,135
Net (loss) income                      $4,372,094   $ (743,628)   $ (391,748)     $(1,017,840)
                                       ==========   ==========    ==========      ===========
Basic and diluted loss per share
   from continuing operations          $    (0.07)  $    (0.09)   $    (0.05)     $     (0.14)
                                       ==========   ==========    ==========      ===========
Basic and diluted income (loss) per
   share from discontinued operation   $     0.66   $    (0.01)   $     0.00      $      0.00
                                       ==========   ==========    ==========      ===========
Basic and diluted net income
   (loss) per share                    $     0.59   $    (0.10)   $    (0.05)     $     (0.14)
                                       ==========   ==========    ==========      ===========
Basic and diluted
   weighted average of
   common shares outstanding            7,471,492    7,473,117     7,474,542        7,476,042
                                       ==========   ==========    ==========      ===========

                                                        For the quarters ended
                                       -------------------------------------------------------
                                        March 31,     June 30,    September 30,   December 31,
                                          2004          2004          2004            2004
                                       -----------   ----------   -------------   ------------
Revenues:
   CMT                                 $ 1,330,217   $1,177,973     $1,528,443     $2,090,207
   Sentigen Biosciences                         --           --         75,927        112,286
                                       -----------   ----------     ----------     ----------
                                         1,330,217    1,177,973      1,604,370      2,202,493
Income after direct costs:
   CMT                                     804,085      781,903        994,944      1,379,495
   Sentigen Biosciences                         --           --         24,877         40,567
                                       -----------   ----------     ----------     ----------
                                           804,085      781,903      1,019,821      1,420,062
Operating income (loss):
   CMT                                     179,196      206,769        312,012        645,007
   Sentigen Biosciences                   (820,432)    (500,361)      (399,949)      (393,995)
   Parent company expenses                (673,134)    (483,873)      (445,955)      (484,197)
                                       -----------   ----------     ----------     ----------
                                        (1,314,370)    (777,465)      (533,892)      (233,185)
Loss from continuing operations         (1,306,763)    (752,018)      (494,025)      (214,034)
Income from discontinued operations,
   net of tax                              319,440      242,892        255,115        234,871
Net (loss) income                      $  (987,323)  $ (509,126)    $ (238,910)    $   20,837
                                       ===========   ==========     ==========     ==========
Basic and diluted loss per share
   from continuing operations          $     (0.18)  $    (0.10)    $    (0.06)    $    (0.03)
                                       ===========   ==========     ==========     ==========
Basic and diluted income per share
   from discontinued operation         $      0.05   $     0.03     $     0.03     $     0.03
                                       ===========   ==========     ==========     ==========
Basic and diluted net (loss) income
   per share                           $     (0.13)  $    (0.07)    $    (0.03)    $     0.00
                                       ===========   ==========     ==========     ==========
Basic and diluted weighted average
   of common shares outstanding          7,455,984    7,462,099      7,468,633      7,470,492
                                       ===========   ==========     ==========     ==========

15.  RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

     In 2005 the Company has separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. As a result, the Statements of Cash Flows for 2004 and 2003 have been restated from the prior presentation to identify cash flows from discontinued operations as operating, investing and financing as required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows." This restatement does not impact cash flows from operating, investing and financing activities from continuing operations or the net change in cash and cash equivalents as originally presented in the Consolidated Statements of Cash Flows for those years.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SENTIGEN HOLDING CORP.

Dated: March 30, 2006


                                        By: /s/ G. Scott Segler
                                            ------------------------------------
                                            G. Scott Segler
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

          Signature                           Title                      Date
          ---------                           -----                      ----


/s/ Thomas J. Livelli          Director, Chief Executive Officer    March 30, 2006
----------------------------   and President
Thomas J. Livelli


/s/ Joseph K. Pagano           Chairman of the Board                March 30, 2006
----------------------------
Joseph K. Pagano


/s/ G. Scott Segler            Chief Financial Officer (Principal   March 30, 2006
----------------------------   Financial and Accounting Officer)
G. Scott Segler


/s/ Frederick R. Adler         Director                             March 30, 2006
----------------------------
Frederick R. Adler


/s/ Gerald Greenwald           Director                             March 30, 2006
----------------------------
Gerald Greenwald


/s/ Joel M. Pearlberg          Director                             March 30, 2006
----------------------------
Joel M. Pearlberg


/s/ Arnold B. Pollard          Director                             March 30, 2006
----------------------------
Arnold B. Pollard


/s/ Samuel A. Rozzi            Director                             March 30, 2006
----------------------------
Samuel A. Rozzi


/s/ Bruce Slovin               Director                             March 30, 2006
----------------------------
Bruce Slovin

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this report and are incorporated by reference (Exhibits Nos. 10.1, 10.9, 10.10, 10.11, 10.12, 10.13,
10.14, 10.15, 10.16, 10.17, 10.26, 10.27, and 10.28 are management contracts, compensatory plans or arrangements):

                                            INCORPORATED
EXHIBIT                                     BY REFERENCE       NO. IN
 NUMBER             DESCRIPTION            FROM DOCUMENT      DOCUMENT
-------   ------------------------------   -------------   -------------
3.1       Certificate of Incorporation,          A         Exhibit 3.1
          as amended

3.2       By-laws of the Company                 A         Exhibit 3.2

9.1       Voting Trust Agreement, dated          I         Exhibit 9.1
          December 2001, by and between
          the Company, D.H. Blair
          Investment Banking Corporation
          and Frederick R. Adler.

10.1      1990 Stock Option Plan                 A         Exhibit 10.1

10.2      Agreement and Plan of Merger,          B         Exhibit 2.1
          dated as of May 14, 1996, by
          and among the Company, Prime
          Cellular Acquisition Corp.,
          Bern Associates, Inc. and the
          stockholders of Bern

10.3      Registration Rights Agreement,         B         Exhibit 10.1
          dated June 10, 1996, between
          Registrant and the Bern
          Stockholders

10.4      Indemnification Agreement,             B         Exhibit 10.3
          dated June 10, 1996 between
          Registrant and the Bern
          Stockholders

10.5      Form of Amendment to Merger            C         Exhibit 10.9
          Agreement, dated June 11, 1997

10.6      Form of Settlement Agreement,          C         Exhibit 10.10
          dated August 28, 1997

10.7      Agreement and Plan of Merger,          D         Exhibit 2
          dated as of May 29, 1998, by
          and among the Company, CMT
          Acquisition Corp., Cell &
          Molecular Technologies, Inc.
          and the stockholders of Cell &
          Molecular Technologies, Inc.

10.8      Mortgage dated February 6,             E         Exhibit 10.11
          1997, with respect to premises
          located at 580 Marshall
          Street, Phillipsburg, NJ
          08865, assumed by the Company
          in connection with the CMT
          Merger

10.9      Amended and Restated                   N         Exhibit 10.1
          Employment Agreement dated
          March 21, 2006, between Joseph
          K. Pagano and the Company

10.10     Employment Agreement dated             G         Exhibit 10.15
          March 29, 2000, between Kevin
          Lee and Sentigen Biosciences,
          Inc.

                                            INCORPORATED
EXHIBIT                                     BY REFERENCE       NO. IN
 NUMBER             DESCRIPTION            FROM DOCUMENT      DOCUMENT
-------   ------------------------------   -------------   -------------
10.11     Option Agreement dated March           G         Exhibit 10.16
          29, 2000, between the Company
          and Kevin Lee

10.12     Amended and Restated                   N         Exhibit 10.2
          Employment Agreement dated
          March 21, 2006, between the
          Company, Cell & Molecular
          Technologies, Inc. and Thomas
          Livelli

10.13     Amendment to Stock Option              H         Exhibit 10.2
          Agreement, dated September 4,
          2003, between Joseph K. Pagano
          and the Company

10.14     Stock Option Agreement, dated          H         Exhibit 10.3
          April 30, 1999, between Joseph
          K. Pagano and the Company

10.15     Option Agreement, dated                N         Exhibit 10.1
          September 12, 2005, by and
          between the Company and Joseph
          K. Pagano

10.16     Employment Agreement dated             N         Exhibit 10.3
          March 21, 2006 by and between
          the Company and G. Scott
          Segler

10.17     2000 Performance Equity Plan,          I         Exhibit 10.21
          as amended

10.18     High Throughput Screening              I         Exhibit 10.22
          Support Services Agreement
          dated January 19, 2004 by and
          between Cell and Molecular
          Technologies, Inc. and Merck &
          Co., Inc. *

10.19     Lease Agreement for                    I         Exhibit 10.23
          approximately 11,000 square
          feet of laboratory and
          office/warehouse space at 445
          Marshall Street, Phillipsburg,
          New Jersey

10.20     Second Lease Amendment and             P         Exhibit 10.1
          Extension Agreement, dated
          July 13, 2005, between CMT and
          ZPF L.L.C.

10.21     CMT Equipment Loan, maturing           I         Exhibit 10.25
          May 2009

10.22     Agreement between the Trustees         J         Exhibit 10.1
          of Columbia University and
          Sentigen Biosciences dated May
          27, 2004.

10.23     Award/Contract between                 K         Exhibit 10.1
          Sentigen Holding Corp. and
          Technical Support Working
          Group

10.24     Study Agreement between Cell &         K         Exhibit 10.2
          Molecular Technologies, Inc.
          and Merck & Co. Inc.

                                            INCORPORATED
EXHIBIT                                     BY REFERENCE       NO. IN
 NUMBER             DESCRIPTION            FROM DOCUMENT      DOCUMENT
-------   ------------------------------   -------------   -------------
10.25     Promissory Note between Cell &         K         Exhibit 10.4
          Molecular Technologies, Inc.
          and PNC Bank

10.26     Letter Agreement, dated                Q         Exhibit 10.1
          December 16, 2005, between the
          Company and Ronald Newbold

10.27     Letter Agreement, dated                R         Exhibit 10.1
          December 30, 2005, between the
          Company and Fredrick B. Rolff

10.28     Form of Stock Option Agreement         L         Exhibit 10.2

10.29     Asset Purchase Agreement dated         M         Exhibit 10.1
          February 22, 2005 by and among
          Chemicon Specialty Media,
          Inc., Chemicon International,
          Inc. Serologicals Corporation,
          Sentigen Holding Corp. and
          Cell & Molecular Technologies,
          Inc.

10.30     Real Estate Purchase Agreement         M         Exhibit 10.2
          dated February 22, 2005 by and
          between Chemicon Specialty
          Media, Inc., Sentigen Holding
          Corp. and Cell & Molecular
          Technologies, Inc.

10.31     Escrow Agreement dated                 M         Exhibit 10.3
          February 22, 2005 by and among
          Chemicon Specialty Media,
          Inc., Chemicon International,
          Inc. Serologicals Corporation,
          Sentigen Holding Corp., Cell &
          Molecular Technologies, Inc.
          and Sun Trust Bank, N.A.

10.32     Transition Services Agreement          M         Exhibit 10.4
          by and between Chemicon
          Specialty Media, Inc.,
          Chemicon International, Inc.
          Serologicals Corporation,
          Sentigen Holding Corp. and
          Cell & Molecular Technologies,
          Inc.

10.33     Fourth Letter Amendment, dated         S         Exhibit 10.1
          January 12, 2006, between Cell
          & Molecular Technologies, Inc.
          and Merck & Co., Inc. to Fee
          for Service Agreement, dated
          June 27, 2001

21        List of Subsidiaries                   F         Exhibit 21

23.1      Consent of  Deloitte & Touche          *               *
          LLP

31.1      Certification of Thomas                *               *
          Livelli, Chief Executive
          Officer and President,
          pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

                                            INCORPORATED
EXHIBIT                                     BY REFERENCE       NO. IN
 NUMBER             DESCRIPTION            FROM DOCUMENT      DOCUMENT
-------   ------------------------------   -------------   -------------
31.2      Certification of G. Scott              *               *
          Segler, Chief Financial
          Officer, pursuant to Section
          302 of the Sarbanes-Oxley Act
          of 2002.

32.1      Certification of Thomas                *               *
          Livelli, Chief Executive
          Officer and President,
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002,
          regarding the information
          contained in Sentigen Holding
          Corp.'s Annual Report on Form
          10-K for the year ended
          December 31, 2005.

32.2      Certification of G. Scott              *               *
          Segler, Chief Financial
          Officer, pursuant to Section
          906 of the Sarbanes-Oxley Act
          of 2002, regarding the
          information contained in
          Sentigen Holding Corp.'s
          Annual Report on Form 10-K for
          the year ended December 31,
          2005.

*    Filed herewith.

A.   Company's Registration Statement on Form S-18 (Registration No.
     3-35537-NY).

B.   Company's Report on Form 8-K filed on June 26, 1996.

C.   Company's Annual Report on Form 10-K for the fiscal year ended May 31,
     1997.

D.   Company's Report on Form 8-K filed on June 15, 1998.

E.   Company's Report on Form 10-K for the fiscal year ended December 31, 1998.

F.   Company's Report on Form 10-K for the fiscal year ended December 31, 1999.

G.   Company's Report on Form 10-Q for the quarter ended March 31, 2000.

H.   Company's Report on Form 10-Q for the quarter ended September 30, 2003.

I.   Company's Report on Form 10-K for the fiscal year ended December 31, 2003.

J.   Company's Report on Form 10-Q for the quarter ended June 30, 2004.

K.   Company's Report on Form 10-Q for the quarter ended September 30, 2004.

L.   Company's Report on Form 8-K filed on January 7, 2005.

M.   Company's Report on Form 8-K filed on February 28, 2005.

N.   Company's Report on Form 8-K filed on March 23, 2006.

O.   Company's Report on Form 8-K filed on September 16, 2005.

P.   Company's Report on Form 8-K filed on July 19, 2005.

Q.   Company's Report on Form 8-K filed on December 16, 2005.

R.   Company's Report on Form 8-K filed on January 5, 2006.

S.   Company's Report on Form 8-K filed on January 18, 2006.