Form 10-Q
period 2006-03-31
SENTIGEN HOLDING CORP
filed 2006-05-15
CIK 864890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-18700
SENTIGEN HOLDING CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3570672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Marshall Street, Phillipsburg, New Jersey	08865
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (908) 387-1673
None
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
Yes ☑                    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐                    Accelerated Filer ☐                    Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
There were 7,694,542 share of common stock with a par value of $0.01 per share outstanding at May 10, 2006.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
INDEX
31.1	Certification of Thomas J. Livelli, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of G. Scott Segler, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas J. Livelli, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Sentigen Holding Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

32.2	Certification of G. Scott Segler, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Sentigen Holding Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$115,640	$106,622
U.S. treasury notes, available for sale, at fair value	12,236,450	13,378,020
Restricted cash in escrow from sale of assets	—	257,691
Accounts receivable — net of allowance for doubtful accounts of $45,000 for 2006 and 2005	786,510	655,937
Accrued interest receivable	123,467	95,025
Prepaid expenses	35,587	38,194

	13,297,654	14,531,489

Property, plant and equipment	3,342,798	3,342,798
Equipment under capital lease	197,777	197,777
Less: accumulated depreciation	2,874,907	2,785,528

	665,668	755,047

Other assets
Security deposits	24,193	22,111
License costs — net of accumulated amortization of $167,254 for 2006 and $149,029 for 2005	273,371	291,596

	297,564	313,707

Total assets	$14,260,886	$15,600,243

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$862,400	$1,313,147
Accrued federal and state income taxes	744,310	845,370
Customer deposits	229,771	260,571
Unearned revenue	—	45,995
Liability under capital lease — current portion	26,745	28,531
Current maturities of long-term debt	201,673	191,383

	2,064,899	2,684,997

Liability under capital lease — long-term	—	6,920
Long-term debt — net of current maturities	587,432	644,490

Total liabilities	2,652,331	3,336,407

Commitments and contingencies
Stockholders’ equity
Preferred Stock — $.01 par value, 5,000,000 shares authorized — none issued or outstanding	—	—
Common Stock — $.01 par value, 20,000,000 shares authorized, 7,477,542 shares issued and outstanding in 2006 and 2005	74,775	74,775
Additional paid-in capital	14,250,060	14,216,818
Accumulated other comprehensive loss	(213,227)	(203,192)
Accumulated deficit	(2,503,053)	(1,824,565)

Total stockholders’ equity	11,608,555	12,263,836

Total liabilities and stockholders’ equity	$14,260,886	$15,600,243

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	(Unaudited)
	For the Three Months Ended
	March 31,
	2006	2005
Revenue
Cell & Molecular Technologies, Inc.	$881,091	$1,597,704
Sentigen Biosciences	442,663	163,812

	1,323,754	1,761,516
Direct Costs
Cell & Molecular Technologies, Inc.	417,195	600,602
Sentigen Biosciences	176,595	99,762

	593,790	700,364
Income After Direct Costs
Cell & Molecular Technologies, Inc.	463,896	997,102
Sentigen Biosciences	266,068	64,050

	729,964	1,061,152
Operating Expenses
Divisional selling, general and administrative costs	536,689	545,824
Corporate general and administrative costs	505,551	538,887
Research and development	310,940	471,798
Stock based compensation	33,242	—
Depreciation and amortization	107,604	128,950

	1,494,026	1,685,459
Operating loss	(764,062)	(624,307)

Interest income	110,055	95,187
Interest expense	24,481	12,628

	85,574	82,559
Loss from continuing operations before provision for income taxes	(678,488)	(541,748)
Provision for income taxes	—	9,480

Loss from continuing operations	(678,488)	(551,228)
Income from discontinued operations, net of tax (including gain on disposal of $4,773,810, net of tax of $889,209 for 2005)	—	4,923,322

Net (loss) income	(678,488)	4,372,094
Other comprehensive net (loss) income:
Change in unrealized loss on U.S. Treasury Notes	(10,035)	(160,673)

Comprehensive (loss) income	$(688,523)	$4,211,421

Net (loss) income per share information:
Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.07)

Basic and diluted net income per share from discontinued operations	$—	$0.66

Basic and diluted net (loss) income per share	$(0.09)	$0.59

Weighted average shares outstanding:
Basic and Diluted	7,477,542	7,471,492

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(678,488)	$4,372,094
Income from discontinued operations, net of tax	—	(4,923,322)

Net loss from continuing operations	(678,488)	(551,228)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	107,604	128,950
Stock based compensation	33,242	—
Decrease (increase) in:
Accrued interest receivable	(28,442)	(91,667)
Accounts receivable, net of allowance	(130,573)	106,974
Prepaid expenses and security deposits	525	(6,042)
Increase (decrease) in:
Accounts payable and accrued expenses	(551,807)	281,837
Customer deposits and unearned revenue	(76,795)	(459,416)

Net cash used in operating activities from continuing operations	(1,324,734)	(590,592)

Cash flows from investing activities:
Capital expenditures	—	(18,026)
Sales of U.S. Treasury Notes	1,131,535	—
Purchases of U.S. Treasury Notes	—	(4,972,978)

Net cash provided by (used in) investing activities from continuing operations	1,131,535	(4,991,004)

Cash flows from financing activities:
Principal payments on long-term debt	(46,768)	(42,202)
Payments on capital lease obligations	(8,706)	(16,898)
Proceeds from stock options exercised	—	1,810

Net cash used in financing activities from continuing operations	(55,474)	(57,290)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	168,634
Net cash provided by investing activities	257,691	5,832,752
Net cash used in financing activities	—	(1,185)

Net cash provided by discontinued operations	257,691	6,000,201

Increase in cash and cash equivalents	9,018	361,315
Cash and cash equivalents — beginning of period	106,622	347,560

Cash and cash equivalents — end of period	$115,640	$708,875

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$12,937	$16,207
Non-cash from investing activities:
Decrease in fair value of U.S. Treasury Notes	$10,035	$160,673
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Nature of Operations.
     Sentigen Holding Corp. (“we” or “the Company”) is a biotechnology company conducting business through two-wholly owned operating subsidiaries: Sentigen Biosciences, Inc. (“Sentigen Biosciences”) and Cell & Molecular Technologies, Inc. (“CMT”).
     Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango™ Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences is conducting research and development under contract with the Technical Support Working Group—an interagency government office with representatives from the Departments of Defense, State and Homeland Security—to develop advanced biotechnology for the detection of explosives and other threats. Sentigen Biosciences anticipates reaching a conclusion to its research objectives in May 2006 with funding under the contract ending in June 2006.
     CMT is a contract research organization that specializes in supporting the drug discovery process. CMT provides custom contract research services and High Throughput Screening (“HTS”) support services, and works in close cooperation with Sentigen Biosciences to commercialize specific applications of the Tango™ Assay System.
     On February 22, 2005 the Company sold the assets of Specialty Media, a division of CMT, for $6.5 million. Accordingly, the assets and liabilities of Specialty Media were disposed as of February 22, 2005 in our balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations in our consolidated statements of operation.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Sentigen Holding Corp. and subsidiaries should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto.
3. Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement on January 1, 2006 did not have a material effect on the Company’s financial statements as it will be applied prospectively.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
4. Share-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock compensation arrangements with employees using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the related Interpretations. Prior to 2006, no stock-based employee compensation cost was reflected in net income, other than for the Company’s deferred stock units, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.
     The Company has two equity compensation plans: the 1990 Stock Option Plan and the 2000 Performance Equity Plan. We no longer grant options to purchase common stock under the 1990 Stock Option Plan. The 2000 Performance Equity Plan provides for the award of options to purchase common stock, stock appreciation rights, restricted stock, deferred stock, stock-reload options and other stock-based awards covering up to 2,000,000 shares of our common stock. As of March 31, 2006, 1,114,550 options and other stock-based awards remain available for future year grants under the 2000 Performance Equity Plan.
     The 2000 Performance Equity Plan is administered by our Board of Directors or a committee thereof. Subject to the provisions of the plan, the Board of Directors (or a committee thereof) has the authority to determine the individuals to whom awards are to be made, the number of shares of our common stock to be covered by each award, the type of award, the exercise or contract price, the vesting period and life of the award, restrictions, if any, on the exercise of the award, the terms for the payment of the exercise or contract price and other terms and conditions. The 2000 Performance Equity Plan provides for awards to employees, directors, consultants, agents and other persons that are deemed to be valuable to us. The 2000 Performance Equity Plan prohibits the issuance of any award covering more than 200,000 shares of common stock to any one person in any one calendar year.
     Since the inception of the 2000 Performance Equity Plan only options to purchase common stock have been awarded under the Plan. The 2000 Performance Equity Plan permits the award of both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section (“non-incentive stock options”). The exercise price of each incentive and non-incentive stock option may not be less than 100% of the quoted market price of our common stock on the date of the grant. In the case of a grant of an incentive stock option to an employee who owns 10% or more of our outstanding stock, the exercise price may not be less than 110% of the quoted market price of our common stock on the date of the grant.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     Unless terminated by the Board, the 2000 Performance Equity Plan shall continue to remain effective until such time as no further awards may be granted and all awards granted under the Plan are no longer outstanding. Notwithstanding the foregoing, grants of incentive stock options may be made only during the ten year period ending January 31, 2010. Stock options are granted to employees at exercise prices equal to or greater than the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over four to five years and have a term of 10 years. Compensation costs for all stock options are recognized over the requisite service period for each separately vesting portion of the stock option award. Expense is recognized, net of estimated forfeitures, over the vesting period of the options using a straight line method.
     In the first quarter of 2006, the adoption of SFAS 123R resulted in incremental stock-based compensation expense of $33,242, or $0.004 per basic and diluted earnings per share. There were no tax benefits recognized related to stock-based compensation and related cash flow impacts as there are no incremental tax benefits of such deductions as the company has current period losses. Fair values for grants made in the first quarter of 2005 were estimated using the Black-Scholes option-pricing model, based on the below assumptions. There were no grants made in the first quarter of 2006.

March 31,
2005
Weighted Average Assumptions:
Expected dividend yield	0%
Volatility of stock	72%
Risk free interest rate	3.0%
Expect life term of options	5 years
     We do not expect to pay dividends. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term of options takes into consideration the average service period of time including the period that the options are exercisable.
     The amount of cash received from the exercise of stock options was $0 and $1,810 for the three months ended March 31, 2006 and 2005, respectively. The Company did not repurchase any shares for payment of option exercises for the three months ended March 31, 2006 and 2005.
     Stock-based compensation recognized for the three months ended March 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three months ended March 31, 2005 as if stock-based compensation had been computed under SFAS 123:

Three Months Ended
March 31, 2005
Net income, as reported:	$4,372,094
Pro-forma expense as if stock options were charged against net income	(125,675)

Pro-forma net income using the fair value method	$4,246,419

Basic and Diluted EPS:
As reported	$0.59
Pro-forma using the fair value method	$0.57

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     Summarized information about stock options outstanding and exercisable at March 31, 2006 is as follows:

		Options Outstanding		Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Number	Life	Exercise Price	Number	Exercise Price
$1.00 — $1.81	217,920	0.1	$1.63	217,920	$1.63
4.50 — 4.75	258,499	7.3	4.60	211,833	4.57
5.00 — 5.88	208,500	2.2	5.02	206,500	5.03
6.00 — 6.25	177,383	6.6	6.10	123,308	6.11
7.00 — 7.65	53,000	8.4	7.25	53,000	7.25
9.00	179,000	4.6	9.00	174,000	9.00

	1,094,302	4.4	$5.18	986,561	$5.13

     No options were granted or exercised for the three month period ended March 31, 2006. The weighted-average fair value of stock options granted for the three-month period ended 2005 was $6.10. The intrinsic value of stock options exercised was $2,860 for the three-month periods ended March 31, 2005.
     As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $228,851, which will be amortized over the weighted average remaining requisite service period of 3 years.
     The following table summarizes stock option activity for the three-month periods ended March 31, 2006 under the current and prior plans:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 1, 2006	1,194,552	$5.25
Cancelled	(100,250)	6.00

Outstanding at March 31, 2006	1,094,302	5.18

Exercisable at March 31	986,561	$5.13

     The aggregate intrinsic value of stock options outstanding at March 31, 2006 was $356,129. The aggregate intrinsic value of stock options currently exercisable at March 31, 2006 was $356,129. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.
5. Discontinued Operation
     On February 22, 2005, the Company entered into agreements with Serologicals Corporation and its direct and indirect subsidiaries, Chemicon Specialty Media, Inc. (“Purchaser”) and Chemicon International, Inc., pursuant to which CMT sold substantially all of the assets of its Specialty Media Division (the “Division”), including the mortgaged facility on 580 Marshall Street, Phillipsburg, NJ, to the Purchaser for $6,500,000. The Purchaser agreed to retire the outstanding loan on the mortgaged property of $243,310 pursuant to the terms of the Asset Purchase Agreement.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     $500,000 was held in escrow pursuant to the terms of an Escrow Agreement to satisfy any post-closing working capital adjustments and to indemnify the Purchaser for any obligations of the Company or CMT. It was determined that there were no post-closing working capital adjustments or indemnification obligations and $250,000 was released to us on both August 22, 2005 and February 22, 2006.
     The parties also entered into a Transition Services Agreement pursuant to which CMT provided the Purchaser with certain telecommunication, accounting and document management services until June 30, 2005.
     The assets and liabilities of the Division are as follows:

Disposed as of
February 22, 2005
Assets:
Accounts receivable	$397,755
Inventory	231,819
Deferred financing costs	6,370
Property, plant and equipment, net	486,551

Total assets	$1,122,495

Liabilities:
Accounts payable	190,598
Mortgage payable	243,310

Total liabilities	$433,908

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the Division are reported separately as discontinued operations for all periods presented. The financial results of the Division, included in discontinued operations, were as follows:

For the Three
Months Ended
March 31, 2005
Product revenues	$526,300
Direct costs	226,127

Income after direct costs	300,173
Operating expenses:
Selling, general and administrative	129,676
Research and development	2,619
Depreciation and amortization	—

Total operating expenses	132,295

Income from operations	167,878
Interest expenses	3,579

Income before provision for income taxes	164,299
Provision for income taxes	14,787

Income from discontinued operations before gain on sale	149,512
Gain on sale of discontinued operations, net of taxes of $759,223	4,773,810

Income from discontinued operations	$4,923,322

6. Segment Information
     The Company operates through two wholly-owned subsidiaries and distinct reportable operating segments: CMT and Sentigen Biosciences. The accounting policies of the segments are those described in the summary of significant accounting policies. These reportable segments are strategic business units that offer different products and services and different technologies and marketing strategies. Sales and transfers between segments, if any, are accounted for as if the transactions were to third parties, at current market prices. All inter-company transactions have been eliminated in the presentation of segment information. All revenues are derived from and all assets are located in the United States.

	For the Three Months Ended
	March 31,
	2006	2005
Revenues :
CMT	$881,091	$1,597,704
Sentigen Biosciences	442,663	163,812

Total	$1,323,754	$1,761,516

Operating (loss) income:
CMT	$(159,922)	$296,951
Sentigen Biosciences	(84,345)	(380,871)
Corporate	(519,795)	(540,387)

Total	$(764,062)	$(624,307)

Depreciation and amortization:
CMT	$62,088	$112,545
Sentigen Biosciences	45,516	14,905
Corporate	—	1,500

Total	$107,604	$128,950

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
7. Earnings Per Share
     Basic (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the respective periods. Diluted (loss) income per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Securities which are convertible into common stock were excluded from the computation of diluted loss per share for the three month periods ending March 31, 2006 and 2005 because SFAS No. 128, “Earnings per Share,” prohibits adjusting the denominator of diluted net (loss) income per share for additional potential common shares when a net loss from continuing operations is reported, as the effect would be antidilutive.
     The total number of additional potential common shares excluded from the calculation of diluted net loss per share from continuing operations was 127,031 and 242,754 for the three months ended March 31, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The statements contained within this Form 10-Q which are not historical facts are forward-looking statements. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, research programs, technologies, service offerings, and our future achievements. These forward looking statements involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, risks associated with our history of consolidated net losses; our dependence on a limited number of customers; our dependence on research and development expenditures by the pharmaceutical and biotechnology industries; our need for additional capital to finance our expanding research and development programs; the limited commercial acceptance of our Tango™ Assay System and related applications; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws, changes in such laws and the administration of such laws; protection of patents, trademarks and other proprietary rights; technological change, competitive factors and unfavorable general economic conditions. Actual results may vary significantly from such forward-looking statements. The use of the words “will,” “estimate,” “could,” “believe,” “expect,” “predict,” “potential,” “anticipate,” “may,” “intend,” “opportunity,” “continue,” or “plan,” and the negative of these words and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. Except as required by law, the Company undertakes no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-Q or documents incorporated by reference herein that include forward-looking statements.
Management Overview
     Sentigen Holding Corp. conducts business through two wholly-owned operating subsidiaries: Sentigen Biosciences, Inc. (“Sentigen Biosciences”) and Cell & Molecular Technologies, Inc. (“CMT”).
     Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango™ Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has filed patent applications on its Assay System, one of which covering the Tango Assay System has been allowed and is expected to issue on May 23, 2006. Sentigen Biosciences is also devoting a significant portion of its effort and resources to the development of a novel molecular profiling system, which the Company through CMT is commercializing. On July 26, 2004, Sentigen Biosciences was awarded a contract by the Technical Support Working Group—an interagency government office with representatives from the Departments of Defense, State and Homeland Security—to develop advanced biotechnology for the detection of explosives and other threats. The contract, entitled “Olfactory Receptor Microarray-Based Sensor for Explosives Detection (ORM-EDS),” provides for the reimbursement of research expenditures plus a fixed profit margin of 5%. The contract provides for total funding of $1.65 million from the inception of the contract through July 2006. Sentigen Biosciences anticipates reaching a conclusion to it research objectives in May 2006. We anticipate funding under the contract to end in June 2006, with total funding of $1,384,680 from the inception of the contract through June 2006. This total funding would be $265,320 less than the contract provides, which is comprised of $252,686 lower research expenditures and $12,634 lower profit.

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
     CMT provides contract research and development services to companies engaged in the drug discovery process in the following areas: molecular and cell biology, gene expression and protein biochemistry, bio-processing, high throughput screening support services, mouse genetics, and cell-based GPCR selectivity profiling. CMT works in cooperation with Sentigen Biosciences to commercialize specific applications of the Tango™ Assay System. CMT has filed a patent application on its “division-arrested” cell based assay, and this application has been allowed and is expected to issue on May 16, 2006.
     CMT is attempting to broaden its customer base and service offerings to the drug discovery community. To this end, the management team at CMT is expending time and resources at trade conferences, exhibitions and project collaborations that demonstrate CMT’s service platform to companies engaged in the drug discovery process. One customer, Merck & Co., Inc. (“Merck”), accounts for a significant percentage of CMT’s revenues for the current period ended March 31, 2006 and for the prior years ended December 31, 2005, 2004 and 2003. The decrease or loss of business from Merck would have a material and adverse effect on our business, financial position, and results of operations. CMT entered into a new agreement with Merck effective as of April 1, 2006, whereby CMT provides Merck with cell banking and grows and delivers cells to Merck for its HTS program. Pursuant to the terms of the new agreement with Merck, payments to CMT are made in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Merck has agreed to dedicate a minimum of 6.5 employees to the HTS program through June 2006 and 4.5 employees to the HTS program from July 2006 through March 2007.
     On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million to Serologicals Corporation. Of this amount, $500,000 was held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. It was determined that there were no indemnification obligations and $250,000 was released to us on both August 22, 2005 and February 22, 2006. Accordingly, the assets and liabilities of Specialty Media were disposed as of February 22, 2005 in our balance sheets. In addition, the statements of operation for Specialty Media have been accounted for as discontinued operations in our consolidated statements of operation.
     It should be noted that we will need substantial amounts of additional financing to commercialize the research programs undertaken by us which financing may not be available or if available may not be on reasonable terms.
Critical Accounting Policies and Use of Estimates
     The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include:

     Revenue Recognition. Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. As to (1) above, our business practices require that our services be performed pursuant to contracts with our customers. As to (2) above, we recognize revenue when services are rendered to our customers. Determination of (3) and (4) above are based on management’s judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements.
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
     Stock-based compensation. The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. Tax benefits recognized related to stock-based compensation and related cash flow impacts were not material during the first quarter of 2006 as the Company is in a U.S. Net Operating Loss position.
     Stock options are granted to employees at exercise prices equal to the market value of the Company’s stock at the dates of grant. Stock options generally vest over four to five years and have a term of 10 years. Compensation costs for all stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. Expense is recognized, net of estimated forfeitures, over the vesting period of the options using an accelerated method. Fair values for the first quarter of 2006 and 2005 were estimated using the Black-Scholes option-pricing model. We do not expect to pay dividends. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.

     Deferred Tax Valuation Allowance. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.
Off-Balance-Sheet Arrangements
     As of March 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Results of Operations
  Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005
     Revenues. Revenues for the three months ended March 31, 2006 were $1,323,754 compared to revenues of $1,761,516 for the three months ended March 31, 2005, a decrease of $437,762 or 25%.
     Revenues for the three months ended March 31, 2006 attributable to Sentigen Biosciences were $442,663 compared to revenues of $163,812 for the three months ended March 31, 2005, an increase of $278,851 or 170%. The increase is attributable to a contract with Merck & Co., Inc. which generated revenues of $184,000 and the contract with Technical Support Working Group (“TSWG”)—an interagency government office with representatives from the Departments of Defense, State and Homeland Security—to develop advanced biotechnology for the detection of explosives and other threats. Under the TSWG contract, we earned revenues of $258,663 for the three months ended March 31, 2006, as compared to revenues of $163,812 during the three months ended March 31, 2005, an increase of $94,851 or 58%.
     For the three months ended March 31, 2006, revenues attributable to CMT were $881,091, a decrease of 45% when compared to revenues for the three months ended March 31, 2005. An analysis of the services revenue earned by CMT is as follows:

	For the Three Months Ended,
	March 31,		Percent
	2006	2005	Change
HTS contract	$600,000	$600,000	—%
All other contracts	281,091	997,704	(72%)

Total	$881,091	$1,597,704	(45%)

     The services revenue for high-throughput screening, or HTS, services is derived from one contract with Merck & Co., Inc. (“Merck”). The contract had a term of three months, and ended on March 31, 2006. The contract provided for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer’s HTS program.
     The 72% decrease in other contracts revenue is attributable to the completion in 2005 of two agreements with Merck whereby CMT developed, banked and studied certain cell lines based on standards and protocols specified by Merck. One agreement provided for payments to CMT totaling $1,338,130, of which $333,801 was accounted for as earned revenue for the three months ended March 31, 2005. A second agreement completed in 2005 provided payments to CMT totaling $380,400, of which $209,400 was accounted for as earned revenue for the three months ended March 31, 2005.

     Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended March 31, 2006 was $729,964 (a gross margin on revenue of 55%) compared to income after direct costs of $1,061,152 (a gross margin on revenue of 60%) for the three months ended March 31, 2005.
     Gross margin on revenue for the three months ended March 31, 2006 attributable to Sentigen Biosciences was 60%, compared to a gross margin on revenue of 39% for the three months ended March 31, 2005. The increase is attributable to the contract with Merck & Co., Inc. which generated revenues of $184,000 in the three months ended March 31, 2006. The associated costs of research and development were recognized as research and development expense in prior periods.
     Gross margin on revenue for CMT decreased from 62% for the three months ended March 31, 2005 to 53% for the three months ended March 31, 2006. The components of direct costs as a percentage of contract revenues for CMT for the three months ended March 31, 2006 and 2005 are as follows:

	For the Three Months Ended
	March 31,
	2006	2005
Reagents and materials	24%	23%
Labor	23%	15%

Direct cost as a percentage of contract revenues	47%	38%

     The increase in direct labor costs as a percentage of revenues is attributable to the decline in revenues exceeding the decline in direct labor costs. Revenues attributable to CMT declined 45% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, while direct labor costs declined 14% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
     Operating Expenses. Operating expenses for the three months ended March 31, 2006 were $1,494,026 compared to $1,685,459 for the three months ended March 31, 2005. This decrease of $191,433 or 11% was primarily the result of:
•	a decline in research and development of $160,858;

•	a decline in corporate general and administrative costs of $33,336 due to decreases in consulting expenses, executive salaries, and public company expense, offset by increases in professional legal and accounting fees; and

•	a decline in depreciation and amortization of $21,346.
  This decrease was partially offset by:
•	an increase in stock based compensation of $33,242, due to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”
     Loss from Continuing Operations. Loss from continuing operations for the three months ended March 31, 2006 was $678,488, compared to a loss from continuing operations of $551,228 for the three months ended March 31, 2005, an increase of 23%. The breakdown of our loss from continuing operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is as follows:

	For the Three Months Ended
	March 31,		Percent
	2006	2005	Change
(Loss) income from operations of CMT	$(159,922)	$296,951	(154%)
Loss from operations of Sentigen Biosciences	(84,345)	(380,871)	(78%)
Parent company expenses	(519,795)	(540,387)	(4%)
Net interest income	85,574	82,559	4%
Provision for income taxes	—	(9,480)	(100%)

Total	$(678,488)	$(551,228)	(23%)

     The income from operations provided by CMT for the three months ended March 31, 2005 decreased 154% to a loss from operations of $159,922 for the three months ended March 31, 2006. The decrease is primarily attributable to CMT’s decrease in revenues. The loss from continuing operations provided by Sentigen Biosciences declined 78% due to decreased research and development costs and increased revenues.
Liquidity and Capital Resources
     At March 31, 2006, the Company had $115,640 in cash and cash equivalents and $12,236,450 invested in U.S. Treasury Notes. Our working capital as of March 31, 2006 was $11,232,755.
     Net cash used in operating activities from continuing operations was $1,324,734 for the three months ended March 31, 2006. The cash used in operating activities was primarily related to the timing of payments offset by lower income and the reduction of accounts payable and accrued expenses at March 31, 2006 as compared to December 31, 2005.
     Investing activities from continuing operations provided net cash of $1,131,535 for the three months ended March 31, 2006. The company met its cash requirements from operating activities through working capital and the sales of certain U.S. Treasury Notes. For the three months ended March 31, 2006, we sold $1,142,000 face value 3.125% U.S. Treasury Notes maturing January 31, 2007 for total proceeds of $1,131,535.
     Net cash used for financing activities was $55,474 for the three months ended March 31, 2006. These payments relate to our two capital leases and two commercial bank notes used for equipment financing. No proceeds from financing activities were received from the exercise of stock options in the three month period ended March 31, 2006.
     On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million to Serologicals Corporation. Of this amount, $500,000 was held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. On August 22, 2005, $250,000 was released to us. It was determined that there were no indemnification obligations and, on February 22, 2006, $250,000 was released to us with interest of $7,691.

     We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. We will need substantial amounts of additional financing to fully commercialize the research programs undertaken by us which financing may not be available or if available may not be on reasonable terms. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. Management intends to continually review the commercial validity of the Tango™ Assay System, its applicability to functionalizing orphan GPCRs, and the prospects of our new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources. CMT entered into a new agreement with Merck effective as of April 1, 2006, whereby CMT provides Merck with cell banking and grows and delivers cells to Merck for its HTS program. Unlike the prior agreement with Merck which provided for fix payments of $200,000 per month for HTS services through March 31, 2006, the new agreement with Merck provides for payments to CMT in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Merck has agreed to dedicate a minimum of 6.5 employees to the HTS program through June 2006 and 4.5 employees to the HTS program from July 2006 through March 2007.
Inflation
     We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased material costs, borrowing costs, and operating costs may not be offset by increases in revenues. There was no significant impact on our operations as a result of inflation during the three months ended March 31, 2006 and 2005.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement on January 1, 2006 did not have a material effect on the Company’s financial statements as it will be applied prospectively.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk for the effect of interest rate changes on our U.S. Treasury securities and money market securities. We are not currently exposed to any foreign currency risks. Other information relating to quantitative and qualitative disclosure about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
     Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, U.S. Treasury securities and long-term debt. We invest our excess cash in money market mutual funds and short-term and intermediate-term U.S. Treasury securities. Fixed rate securities may have their fair market value adversely affected due to rises in expected interest rates. We may suffer losses in principal when we sell securities that have declined in market value due to changes in expected interest rates prior to maturity.

     At March 31, 2006, we had total debt of $815,850. This debt consists of two capital leases and two commercial bank notes used for equipment financing. The commitments under these debt instruments are comprised of interest and principal payments at fixed rates for the term of the arrangements.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as set forth below:
     A substantial portion of our revenues has been derived from one customer.
     One customer, Merck & Co., Inc. (“Merck”), accounts for a significant percentage of CMT’s revenues for the period ended March 31, 2006 and for the prior years ended December 31, 2005, 2004 and 2003. There can be no assurance that a new agreement with Merck & Co., Inc. will be entered into after the expiration of the current agreement or that such agreement will be as favorable as our prior agreement with Merck. CMT entered into a new agreement with Merck effective as of April 1, 2006 through March 2007. Unlike the prior agreement with Merck which provided for fix payments of $200,000 per month for HTS services through March 31, 2006, the new agreement with Merck, effective as of April 1, 2006, provides for payments to CMT in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Merck has agreed to dedicate a minimum of 6.5 employees to the HTS program through June 2006 and 4.5 employees to the HTS program from July 2006 through March 2007. Our failure to continue to generate significant revenues from Merck or the decrease or loss in business from Merck, not offset by services provided to new customers, would have a material and adverse effect on our business, financial position, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS
31.1	Certification of Thomas J. Livelli, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of G. Scott Segler, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas J. Livelli, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Sentigen Holding Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

32.2	Certification of G. Scott Segler, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Sentigen Holding Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTIGEN HOLDING CORP.

Date: May 15, 2006
	By:	/s/ G. Scott Segler

G. Scott Segler
Chief Financial Officer
(Principal Financial and Accounting Officer)