Form 10-Q
period 2006-06-30
SENTIGEN HOLDING CORP
filed 2006-08-11
CIK 864890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(Registrant’s telephone number, including area code) (908) 454-7774
None
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
Yes ☐            No ☑
There were 7,694,542 shares of common stock with a par value of $0.01 per share outstanding at August 10, 2006.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$253,264	$106,622
U.S. treasury notes, available for sale, at fair value	11,461,828	13,378,020
Restricted cash in escrow from sale of assets	—	257,691
Accounts receivable — net of allowance for doubtful accounts of $45,000	817,634	655,937
Accrued interest receivable	69,790	95,025
Prepaid expenses	34,500	38,194

	12,637,016	14,531,489

Property, plant and equipment	3,349,258	3,342,798
Equipment under capital lease	197,777	197,777
Less: accumulated depreciation	2,964,287	2,785,528

	582,748	755,047

Other assets
Security deposits	24,193	22,111
License costs — net of accumulated amortization of $185,479 for 2006 and $149,029 for 2005	255,146	291,596

	279,339	313,707

Total assets	$13,499,103	$15,600,243

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$898,319	$1,313,147
Accrued federal and state income taxes	245,175	845,370
Customer deposits	479,771	260,571
Unearned revenue	—	45,995
Liability under capital lease — current portion	17,929	28,531
Current maturities of long-term debt	204,637	191,383

	1,845,831	2,684,997
Liability under capital lease — long-term	—	6,920
Long-term debt — net of current maturities	537,255	644,490

Total liabilities	2,383,086	3,336,407

Commitments and contingencies
Stockholders’ equity
Preferred Stock — $.01 par value, 5,000,000 shares authorized — none issued or outstanding	—	—
Common Stock — $.01 par value, 20,000,000 shares authorized, 7,694,542 and 7,477,542 shares issued and outstanding in 2006 and 2005, respectively	76,945	74,775
Additional paid-in capital	14,623,558	14,216,818
Accumulated other comprehensive loss	(200,443)	(203,192)
Accumulated deficit	(3,384,043)	(1,824,565)

Total stockholders’ equity	11,116,017	12,263,836

Total liabilities and stockholders’ equity	$13,499,103	$15,600,243

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Cell & Molecular Technologies, Inc.	$778,964	$1,509,026	$1,660,055	$3,106,730
Sentigen Biosciences	194,905	191,173	637,568	354,985

	973,869	1,700,199	2,297,623	3,461,715
Direct Costs
Cell & Molecular Technologies, Inc.	483,912	580,298	901,107	1,180,901
Sentigen Biosciences	134,624	111,534	311,219	211,296

	618,536	691,832	1,212,326	1,392,197
Income After Direct Costs
Cell & Molecular Technologies, Inc.	295,052	928,728	758,948	1,925,829
Sentigen Biosciences	60,281	79,639	326,349	143,689

	355,333	1,008,367	1,085,297	2,069,518
Operating Expenses
Divisional selling, general and administrative costs	512,021	585,067	1,065,352	1,130,891
Corporate general and administrative costs	396,227	457,923	916,022	929,723
Research and development	300,095	592,069	613,391	1,130,956
Depreciation and amortization	107,604	100,211	215,208	229,161

	1,315,947	1,735,270	2,809,973	3,420,731

Operating loss	(960,614)	(726,903)	(1,724,676)	(1,351,213)

Interest income	92,006	116,553	202,061	211,740
Interest expense	12,382	12,948	36,863	25,576

	79,624	103,605	165,198	186,164

Loss from continuing operations before provision for income taxes	(880,990)	(623,298)	(1,559,478)	(1,165,049)
Provision for income taxes	—	32,130	—	41,610

Loss from continuing operations	(880,990)	(655,428)	(1,559,478)	(1,206,659)
(Loss) income from discontinued operations, net of tax (including gain on disposal of $4,773,810, net of tax of $889,209 for the six months ended June 30, 2005) (Note 5)	—	(88,200)	—	4,835,122

Net (loss) income	(880,990)	(743,628)	(1,559,478)	3,628,463
Other comprehensive net income (loss):
Change in unrealized loss on U.S. Treasury Notes	12,784	60,717	2,749	(99,956)

Comprehensive (loss) income	$(868,206)	$(682,911)	$(1,556,729)	$3,528,507

Net (loss) income per share information:
Basic and diluted net loss per share from continuing operations	$(0.12)	$(0.09)	$(0.21)	$(0.16)

Basic and diluted net (loss) income per share from discontinued operations	$—	$(0.01)	$—	$0.65

Basic and diluted net (loss) income per share	$(0.12)	$(0.10)	$(0.21)	$0.49

Weighted average shares outstanding:
Basic and Diluted	7,624,620	7,473,117	7,551,081	7,472,309

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,559,478)	$3,628,463
Income from discontinued operations, net of tax	—	(4,835,122)

Net loss from continuing operations	(1,559,478)	(1,206,659)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	215,209	229,161
Stock based compensation	56,285	89,080
Decrease (increase) in:
Accrued interest receivable	25,235	(61,666)
Accounts receivable, net of allowance	(161,697)	(85,177)
Prepaid expenses and security deposits	1,612	47,867
Increase (decrease) in:
Accounts payable and accrued expenses	(1,015,023)	56,031
Customer deposits and unearned revenue	173,205	(672,808)

Net cash used in operating activities from continuing operations	(2,264,652)	(1,604,171)

Cash flows from investing activities:
Capital expenditures	(6,460)	(20,016)
Sales of U.S. Treasury Notes	1,918,941	542,108
Purchases of U.S. Treasury Notes	—	(4,972,978)

Net cash provided by (used in) investing activities from continuing operations	1,912,481	(4,450,886)

Cash flows from financing activities:
Principal payments on long-term debt	(93,981)	(86,278)
Payments on capital lease obligations	(17,522)	(34,060)
Proceeds from stock options exercised	352,625	4,863

Net cash provided by (used in) financing activities from continuing operations	241,122	(115,475)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	168,634
Net cash provided by investing activities	257,691	5,832,196
Net cash used in financing activities	—	(1,185)

Net cash provided by discontinued operations	257,691	5,999,645

Increase (decrease) in cash and cash equivalents	146,642	(170,887)
Cash and cash equivalents — beginning of period	106,622	347,560

Cash and cash equivalents — end of period	$253,264	$176,673

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$25,319	$29,155
Income taxes	$600,195	$110,550
Non-cash from investing activities:
Increase (decrease) in fair value of U.S. Treasury Notes	$2,749	$(99,956)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Nature of Operations.
     Sentigen Holding Corp. (“we” or “the Company”) is a biotechnology company conducting business through two wholly-owned operating subsidiaries: Sentigen Biosciences, Inc. (“Sentigen Biosciences”) and Cell & Molecular Technologies, Inc. (“CMT”).
     Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango™ Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Additionally, Sentigen Biosciences conducted research and development under a contract with the Technical Support Working Group—an interagency government office with representatives from the Departments of Defense, State and Homeland Security—to develop advanced biotechnology for the detection of explosives and other threats. Sentigen Biosciences reached a conclusion to its research objectives in May 2006. Funding under the contract ended in June 2006.
     CMT is a contract research organization that specializes in supporting the drug discovery process. CMT provides custom contract research services and High Throughput Screening (“HTS”) support services, and works in close cooperation with Sentigen Biosciences to commercialize specific applications of the Tango™ Assay System.
     CMT entered into a new agreement with Merck & Co., Inc. (“Merck”) effective as of April 1, 2006, whereby CMT provides Merck with cell banking and grows and delivers cells to Merck for its HTS program. Unlike the prior agreement with Merck which provided for fixed payments of $200,000 per month for HTS services through March 31, 2006, the new agreement with Merck provides for payments to CMT in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Merck has agreed to CMT dedicating a minimum of 6.5 employees to the HTS program through June 2006 and 4.5 employees from July 2006 through March 2007.
     We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. We will need substantial amounts of additional financing to fully commercialize the research programs undertaken by us, which financing may not be available or if available may not be on reasonable terms. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. Management intends to continually review the commercial validity of the Tango™ Assay System, its applicability to functionalizing orphan GPCRs, and the prospects of our new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.
     On February 22, 2005 the Company sold Specialty Media, a division of CMT, for $6.5 million. Accordingly, the assets and liabilities of Specialty Media were disposed as of February 22, 2005 in our balance sheets. In addition, the statements of operations for Specialty Media have been accounted for as discontinued operations in our consolidated statements of operations.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Sentigen Holding Corp. and subsidiaries should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2006.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
3. Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement on January 1, 2006 did not have a material effect on the Company’s financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We do not expect the adoption of FIN 48 will have a material impact on our consolidated financial condition or results of operations.
4. Share-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock compensation arrangements with employees using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the related Interpretations. Prior to 2006, no stock-based employee compensation cost was reflected in net income, as stock options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of income taxes paid.
     The Company has two equity compensation plans: the 1990 Stock Option Plan and the 2000 Performance Equity Plan. We no longer grant options to purchase common stock under the 1990 Stock Option Plan. The 2000 Performance Equity Plan provides for the award of options to purchase common stock, stock appreciation rights, restricted stock, deferred stock, stock-reload options and other stock-based awards covering up to 2,000,000 shares of our common stock. As of June 30, 2006, 1,137,049 options and other stock-based awards remain available for future year grants under the 2000 Performance Equity Plan.
     The 2000 Performance Equity Plan is administered by our Board of Directors or a committee thereof. Subject to the provisions of the plan, the Board of Directors (or a committee thereof) has the authority to determine the individuals to whom awards are to be made, the number of shares of our common stock to be covered by each award, the type of award, the exercise or contract price, the vesting period and life of the award, restrictions, if any, on the exercise of the award, the terms for the payment of the exercise or contract price and other terms and conditions. The 2000 Performance Equity Plan permits awards to employees, directors, consultants, agents and other persons that are deemed to be valuable to us. The 2000 Performance Equity Plan prohibits the issuance of any award covering more than 200,000 shares of common stock to any one person in any one calendar year.
     Since the inception of the 2000 Performance Equity Plan only options to purchase common stock have been awarded under the Plan. The 2000 Performance Equity Plan permits the award of both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section (“non-qualified stock options”). The exercise price of each incentive and non-qualified stock option may not be less than 100% of the quoted market price of our common stock on the date of the grant. In the case of a grant of an incentive stock option to an employee who owns 10% or more of our outstanding stock, the exercise price may not be less than 110% of the quoted market price of our common stock on the date of the grant.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     Unless terminated by the Board, the 2000 Performance Equity Plan remains effective until such time as no further awards may be granted and all awards granted under the Plan are no longer outstanding; except that grants of incentive stock options may be made only during the ten year period ending January 31, 2010. Stock options are granted to employees at exercise prices equal to or greater than the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over four to five years and have a term of 10 years. Compensation costs for all stock options are recognized over the requisite service period for each separately vesting portion of the stock option award. Expense is recognized, net of estimated forfeitures, over the vesting period of the options using the straight line method.
     The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $23,043 (or $0.003 per basic and diluted earnings per share) for the three months ended June 30, 2006 and $56,285 (or $.008 per basic and diluted earnings per share) for the six months ended June 30, 2006. There were no tax benefits recognized related to stock-based compensation and related cash flow impacts because the Company has current period losses and there are no incremental tax benefits of such deductions. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $204,596, which will be amortized over the weighted average remaining requisite service period of 3 years.
     There were no grants made in the six months ended June 30, 2006. Fair values for grants made in the three and six month periods ended June 30, 2005 were estimated using the Black-Scholes option-pricing model, based on the below assumptions.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Weighted Average Assumptions:
Expected dividend yield	0%	0%
Volatility of stock	92%	92%
Risk free interest rate	1.2%	3.0%
Expected life of options	3 years	5 years
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
     The amount of cash received from the exercise of stock options was $352,625 and $3,053 for the three months ended June 30, 2006 and 2005, respectively. Cash received from the exercise of stock options was $352,625 and $4,863 for the six months ended June 30, 2006 and 2005, respectively. The Company did not repurchase any shares for payment of option exercises for the six months ended June 30, 2006 and 2005.
     The following table provides supplemental information as if stock-based compensation had been computed under SFAS 123:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net (loss) income, as reported:	$(743,628)	$3,628,463
Pro-forma expense as if stock options were charged against net income	(490,880)	(587,910)

Pro-forma net (loss) income using the fair value method	$(1,234,508)	$3,040,553

Basic and Diluted EPS:
As reported	$(0.10)	$0.49
Pro-forma using the fair value method	$(0.17)	$0.41

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     Summarized information about stock options outstanding and exercisable at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Prices	Number	Life	Price	Number	Price
$1.00—$1.81	920	3.5	$1.81	920	$1.81
4.50 — 4.75	256,000	7.1	4.60	209,334	4.57
5.00 — 5.88	208,500	2.0	5.02	208,500	5.02
6.00 — 6.25	157,383	7.2	6.11	103,308	6.14
7.00 — 7.65	53,000	8.1	7.25	53,000	7.25
9.00	179,000	4.4	9.00	179,000	9.00

	854,803	5.4	$6.06	754,062	$6.15

     No options were granted during the six months ended June 30, 2006. The weighted-average fair value of stock options granted was $5.10 and $6.52 during the three months ended June 30, 2006 and 2005, respectively. The intrinsic value of stock options exercised was $269,080 and $10,628 for the three months ended June 30, 2006 and 2005, respectively. The intrinsic value of stock options exercised was $269,080 and $13,488 for the six months ended June 30, 2006 and 2005, respectively.
     The following table summarizes stock option activity for the six months ended June 30, 2006 under the current and prior plans:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 1, 2006	1,194,552	$5.25
Expired	(70,000)	5.29
Forfeited	(52,749)	6.89
Exercised	(217,000)	1.63

Outstanding at June 30, 2006	854,803	6.06

Exercisable at June 30, 2006	754,062	$6.15

     The aggregate intrinsic value of stock options outstanding at June 30, 2006 was $938. The aggregate intrinsic value of stock options currently exercisable at June 30, 2006 was $938. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.
5. Discontinued Operations
     On February 22, 2005, the Company entered into agreements with Serologicals Corporation and its direct and indirect subsidiaries, Chemicon Specialty Media, Inc. (“Purchaser”) and Chemicon International, Inc., pursuant to which CMT sold substantially all of the assets of its Specialty Media Division (the “Division”), including the mortgaged facility on 580 Marshall Street, Phillipsburg, NJ, to the Purchaser for $6,500,000. The Purchaser agreed to retire the outstanding loan on the mortgaged property of $243,310 pursuant to the terms of the Asset Purchase Agreement. $500,000 was held in escrow pursuant to the terms of an Escrow Agreement to satisfy any post-closing working capital adjustments and to indemnify the Purchaser for any obligations of the Company or CMT. It was determined that there were no post-closing working capital adjustments or indemnification obligations and $250,000 was released to us on each of August 22, 2005 and February 22, 2006. The parties also entered into a Transition Services Agreement pursuant to which CMT provided the Purchaser with certain telecommunication, accounting and document management services until June 30, 2005.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     The assets and liabilities of the Division, at the time of their disposition, were as follows:

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

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the Division are reported separately as discontinued operations for all periods presented. The financial results of the Division, included in discontinued operations, were as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Product revenues	$—	$526,300
Direct costs	—	226,127

Income after direct costs	—	300,173
Operating expenses:
Selling, general and administrative	—	129,676
Research and development	—	2,619
Stock based compensation	88,200	88,200

Total operating expenses	88,200	220,495

(Loss) income from operations	(88,200)	79,678
Interest expense	—	3,579

(Loss) income before provision for income taxes	(88,200)	76,099
Provision for income taxes	—	14,787

(Loss) income from discontinued operations before gain on sale	(88,200)	61,312
Gain on sale of discontinued operations, net of tax of $889,209	—	4,773,810

Net (loss) income from discontinued operations	$(88,200)	$4,835,122

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

	For the Three Months Ended
	June 30,
	2006	2005
Revenues:
CMT	$778,964	$1,509,026
Sentigen Biosciences	194,905	191,173

Total	$973,869	$1,700,199

Operating (loss) income:
CMT	$(280,222)	$233,187
Sentigen Biosciences	(284,165)	(455,601)
Corporate	(396,227)	(504,489)

Total	$(960,614)	$(726,903)

Depreciation and amortization:
CMT	$62,088	$83,981
Sentigen Biosciences	45,516	14,730
Corporate	—	1,500

Total	$107,604	$100,211

	For the Six Months Ended
	June 30,
	2006	2005
Revenues:
CMT	$1,660,055	$3,106,730
Sentigen Biosciences	637,568	354,985

Total	$2,297,623	$3,461,715

Operating (loss) income:
CMT	$(440,144)	$530,137
Sentigen Biosciences	(368,510)	(836,474)
Corporate	(916,022)	(1,044,876)

Total	$(1,724,676)	$(1,351,213)

Depreciation and amortization:
CMT	$124,176	$196,526
Sentigen Biosciences	91,032	29,635
Corporate	—	3,000

Total	$215,208	$229,161

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	June 30,	December 31,
	2006	2005
Segment assets:
CMT	$1,237,998	$1,078,436
Sentigen Biosciences	571,224	709,107
Corporate	11,689,881	13,812,700

Total	$13,499,103	$15,600,243

7. Earnings Per Share
     Basic (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the respective periods. Diluted income per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Securities which are convertible into common stock were excluded from the computation of diluted loss per share for the three and six month periods ended June 30, 2006 and 2005 because SFAS No. 128, “Earnings per Share,” prohibits adjusting the denominator of diluted net loss per share for additional potential common shares when a net loss from continuing operations is reported, as the effect would be antidilutive.
     The total number of additional potential common shares excluded from the calculation of diluted net loss per share from continuing operations was 370 and 139,188 for the three months ended June 30, 2006 and 2005, respectively. The total number of additional potential common shares excluded from the calculation of diluted net loss per share from continuing operations was 439 and 155,503 for the six months ended June 30, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The statements contained within this Form 10-Q which are not historical facts are forward-looking statements. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, research programs, technologies, service offerings, and our future achievements. These forward looking statements involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, risks associated with our history of consolidated net losses; our dependence on a limited number of customers; our dependence on research and development expenditures by the pharmaceutical and biotechnology industries; our need for additional capital to finance our expanding research and development programs; the limited commercial acceptance of our Tango™ Assay System and related applications; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws, changes in such laws and the administration of such laws; protection of patents, trademarks and other proprietary rights; technological change; competitive factors; and unfavorable general economic conditions. Actual results may vary significantly from such forward-looking statements. The use of the words “will,” “estimate,” “could,” “believe,” “expect,” “predict,” “potential,” “anticipate,” “may,” “intend,” “opportunity,” “continue,” or “plan,” and the negative of these words and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. Except as required by law, the Company undertakes no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-Q or documents incorporated by reference herein that include forward-looking statements.
Management Overview
     Sentigen Holding Corp. conducts business through two wholly-owned operating subsidiaries: Sentigen Biosciences, Inc. (“Sentigen Biosciences”) and Cell & Molecular Technologies, Inc. (“CMT”).
     In May 2006, Sentigen Biosciences reached a conclusion to the research objectives under its contract with the Technical Support Working Group, an interagency government office with representatives from the Departments of Defense, State and Homeland Security (“TSWG”), to develop advanced biotechnology for the detection of explosives and other threats. Funding under the contract ended in June 2006 and the six scientists working on this contract were released.
     Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango™ Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has also been devoting a significant portion of its effort and resources to the commercialization of a novel molecular profiling system, which the company is commercializing through CMT. In May 2006, Sentigen Biosciences was issued U.S. Patent No. 7,049,076 entitled “Method for Assaying Protein-Protein Interaction,” covering the core methods underlying the company’s Tango™ Assay System. Having completed the initial research and development to produce the technology platform and having released an additional four employees engaged in Tango™ research in April 2006, Sentigen Biosciences closed its facility in New York in July 2006. Sentigen Biosciences has retained three key scientific personnel to continue the development of the commercial applications of Tango™ in combined facilities with CMT in Phillipsburg, New Jersey and North Wales, Pennsylvania.
     Management intends to continually review the commercial validity of the Tango™ Assay System, its applicability to functionalizing orphan GPCRs and the prospects of our new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources. While we believe our technology capabilities in the bioscience area are substantial, up to this point, Sentigen Biosciences has incurred substantial operating losses. Although we have completed several pilot research collaborations, we have not entered into any drug discovery or development agreements, nor can any assurance be given that we will be able to do so on terms that are acceptable to us.
     CMT provides contract research and development services to companies engaged in the drug discovery process in the following areas: molecular and cell biology, gene expression and protein biochemistry, bio-processing, high throughput screening support services, mouse genetics, and cell-based GPCR selectivity profiling. In May 2006, CMT was issued U.S. Patent No. 7,045,281 entitled “Method for Using Division Arrested Cells in Screening Assays,” covering the generation and application of Division Arrested Assay Ready CellsTM in drug discovery. This technology was developed to improve the quality and consistency of cellular assays used in drug screening. CMT works in cooperation with Sentigen Biosciences to commercialize specific applications of the Tango™ Assay System.

     CMT is attempting to broaden its customer base and service offerings to the drug discovery community. To this end, the management team at CMT is expending time and resources at trade conferences, exhibitions, and project collaborations that demonstrate CMT’s service platform and Division Arrested Assay Ready CellsTM. One customer, Merck & Co., Inc. (“Merck”), accounted for a significant percentage of CMT’s revenues for the six months ended June 30, 2006 and for the prior years ended December 31, 2005, 2004 and 2003. The decrease or loss of business from Merck would have a material and adverse effect on our business, financial position, and results of operations. CMT entered into a new agreement with Merck effective as of April 1, 2006, whereby CMT provides Merck with cell banking and grows and delivers cells to Merck for its High Throughput Screening (“HTS”) program. Pursuant to the terms of the new agreement with Merck, payments to CMT are made in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Merck has agreed to CMT dedicating a minimum of 6.5 employees to the HTS program through June 2006 and 4.5 employees from July 2006 through March 2007.
     On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million to Serologicals Corporation. Accordingly, the assets and liabilities of Specialty Media were disposed as of February 22, 2005 in our balance sheets. In addition, the statements of operations for Specialty Media have been accounted for as discontinued operations in our consolidated statements of operations.
     It should be noted that we will need substantial amounts of additional financing to commercialize the research programs undertaken by us. We cannot give any assurances that this additional financing will be available to us on reasonable terms, if at all.
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
     The Company provides services on a fee-for-service, fixed price contract basis that provide for payments as specific research services are provided. In addition, revenue is derived from cost plus contracts with Merck and TSWG. Revenue is recognized on fixed price contracts as services are performed, based upon the number of units delivered under the contract. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus allowable indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the United States Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised.
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
     Stock-based compensation. The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of income taxes paid.

     Stock options are granted to employees at exercise prices equal to the market value of the Company’s stock at the dates of grant. Stock options generally vest over four to five years and have a term of 10 years. Compensation costs for all stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. Expense is recognized, net of estimated forfeitures, over the vesting period of the options using the straight line method. Fair values were estimated using the Black-Scholes option-pricing model. We do not expect to pay dividends. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.
     Deferred Tax Valuation Allowance . In accordance with SFAS No. 109, “Accounting for Income Taxes,” a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.
Off-Balance-Sheet Arrangements
     As of June 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Results of Operations
Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005
     Revenues. Revenues for the three months ended June 30, 2006 were $973,869 compared to revenues of $1,700,199 for the three months ended June 30, 2005, a decrease of $726,330 or 43%.
     Revenues for the three months ended June 30, 2006 attributable to Sentigen Biosciences were $194,905 compared to revenues of $191,173 for the three months ended June 30, 2005, an increase of $3,732 or 2%. For the three months ended June 30, 2006, revenues attributable to CMT were $778,964, a decrease of 48% when compared to revenues for the three months ended June 30, 2005. An analysis of the services revenue earned by CMT is as follows:

	For the Three Months Ended,
	June 30,		Percent
	2006	2005	Change
HTS contract	$469,087	$680,000	(31%)
All other contracts	309,877	829,026	(63%)

Total	$778,964	$1,509,026	(48%)

     The services revenue for high-throughput screening, or HTS, services is derived from one program with Merck & Co., Inc. (“Merck”). In 2005, the contract for this program provided for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer’s HTS program. CMT entered into a new one year agreement for the HTS program with Merck effective as of April 1, 2006. Unlike the prior agreement with Merck which provided for fixed payments, the new agreement with Merck provides for payments to CMT in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Revenues declined $210,913 or 31% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as a result of the difference in terms between the new Merck contract as compared to the prior agreement.
     The 63% decrease in other contracts revenue is primarily attributable to the completion in 2005 of two agreements with Merck whereby CMT developed, banked and studied certain cell lines based on standards and protocols specified by Merck. One agreement provided for payments to CMT totaling $1,338,130, of which $283,766 was accounted for as earned revenue for the three months ended June 30, 2005. A second agreement completed in 2005 provided for payments to CMT totaling $380,400, of which $94,999 was accounted for as earned revenue for the three months ended June 30, 2005.

     Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended June 30, 2006 was $355,333 (a gross margin on revenue of 36%) compared to income after direct costs of $1,008,367 (a gross margin on revenue of 59%) for the three months ended June 30, 2005.
     Gross margin on revenue for the three months ended June 30, 2006 attributable to Sentigen Biosciences was 31%, compared to a gross margin on revenue of 42% for the three months ended June 30, 2005. Gross margin on revenue for CMT decreased from 62% for the three months ended June 30, 2005 to 38% for the three months ended June 30, 2006. The components of direct costs as a percentage of contract revenues for CMT for the three months ended June 30, 2006 and 2005 are as follows:

	For the Three Months Ended
	June 30,
	2006	2005
Reagents and materials	38%	22%
Labor	24%	16%

Direct cost as a percentage of contract revenues	62%	38%

     Revenues attributable to CMT declined 48% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, while direct costs declined only 17% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This is primarily a result of CMT maintaining its existing productive capacity over a smaller revenue base. Additionally, direct reagent and materials costs as a percentage of revenues were negatively impacted by the increased costs under a mouse genetics contract which contributed $48,827 of additional expense in the three months period ended June 30, 2006 as compared to the three month period ended June 30, 2005.
     Operating Expenses. Operating expenses for the three months ended June 30, 2006 were $1,315,947 compared to $1,735,270 for the three months ended June 30, 2005. This decrease of $419,323 or 24% was primarily the result of:
•	a decline in stock based compensation of $66,037;

•	a decline in research and development of $204,465; and

•	a decline in selling, general and administrative costs of $156,214 due to decreases in consulting expenses, executive salaries, and public company expense, offset by increases in professional legal and accounting fees.
     Loss from Continuing Operations. Loss from continuing operations for the three months ended June 30, 2006 was $880,990, compared to a loss from continuing operations of $655,428 for the three months ended June 30, 2005, an increase of 34%. The breakdown of our loss from continuing operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is as follows:

	For the Three Months Ended
	June 30,		Percent
	2006	2005	Change
(Loss) income from operations of CMT	$(280,222)	$233,187	(220%)
Loss from operations of Sentigen Biosciences	(284,165)	(455,601)	(38%)
Parent company expenses	(396,227)	(504,489)	(21%)
Net interest income	79,624	103,605	(23%)
Provision for income taxes	—	(32,130)	(100%)

Total	$(880,990)	$(655,428)	34%

     The income from operations provided by CMT for the three months ended June 30, 2005 decreased 220% to a loss from operations of $280,222 for the three months ended June 30, 2006. The decrease is primarily attributable to CMT’s decrease in revenues. The loss from continuing operations provided by Sentigen Biosciences declined 38% due to decreased research and development costs.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005
     Revenues. Revenues for the six months ended June 30, 2006 were $2,297,623 compared to revenues of $3,461,715 for the six months ended June 30, 2005, a decrease of $1,164,092 or 34%.
     Revenues for the six months ended June 30, 2006 attributable to Sentigen Biosciences were $637,568 compared to revenues of $354,985 for the six months ended June 30, 2005, an increase of $282,583 or 80%. The increase is attributable to a new contract entered into with Merck which generated revenues of $184,000 and the contract with Technical Support Working Group to develop advanced biotechnology for the detection of explosives and other threats. Under the TSWG contract, we earned revenues of $453,569 for the six months ended June 30, 2006, as compared to revenues of $339,985 during the six months ended June 30, 2005, an increase of $113,584 or 33%.
     For the six months ended June 30, 2006, revenues attributable to CMT were $1,660,055, a decrease of 47% when compared to revenues for the six months ended June 30, 2005. An analysis of the services revenue earned by CMT is as follows:

	For the Six Months Ended,
	June 30,		Percent
	2006	2005	Change
HTS contract	$1,069,087	$1,280,000	(16%)
All other contracts	590,968	1,826,730	(68%)

Total	$1,660,055	$3,106,730	(47%)

     Revenues under the HTS contract declined $210,913 or 16% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of the terms of the new contract with Merck, effective as of April 1, 2006, which changed the payments from a fixed payment basis to a cost plus payment.
     The 68% decrease in other contracts revenue is primarily attributable to the completion in 2005 of two agreements with Merck whereby CMT developed, banked and studied certain cell lines based on standards and protocols specified by Merck. One agreement provided for payments to CMT totaling $1,338,130, of which $617,567 was accounted for as earned revenue for the six months ended June 30, 2005. A second agreement completed in 2005 provided payments to CMT totaling $380,400, of which $304,399 was accounted for as earned revenue for the six months ended June 30, 2005.
     Income after Direct Costs and Gross Margin. Income after direct costs for six months ended June 30, 2006 was $1,085,297 (a gross margin on revenue of 47%) compared to income after direct costs of $2,069,518 (a gross margin on revenue of 60%) for the six months ended June 30, 2005.
     Gross margin on revenue for the six months ended June 30, 2006 attributable to Sentigen Biosciences was 51%, compared to a gross margin on revenue of 40% for the six months ended June 30, 2005. The increase is attributable to the new contract with Merck which generated revenues of $184,000 in the three months ended March 31, 2006. The associated costs of research and development were recognized as research and development expense in prior periods.
     Gross margin on revenue for CMT decreased from 62% for the six months ended June 30, 2005 to 46% for the six months ended June 30, 2006. The components of direct costs as a percentage of contract revenues for CMT for the six months ended June 30, 2006 and 2005 are as follows:

	For the Six Months Ended
	June 30,
	2006	2005
Reagents and materials	31%	20%
Labor	23%	18%

Direct costs as a percentage of contract revenues	54%	38%

     Revenues attributable to CMT declined 47% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, while direct costs declined only 24% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This is primarily a result of CMT maintaining its existing productive capacity over a smaller base of revenue. Additionally, direct reagent and materials costs as a percentage of revenues were negatively impacted by the increased costs under a mouse genetics contract which contributed $116,674 of additional expense in the six month ended June 30, 2006 as compared to the six months ended June 30, 2005.
     Operating Expenses. Operating expenses for the six months ended June 30, 2006 were $2,809,973 compared to $3,420,731 for the six months ended June 30, 2005. This decrease of $610,758 or 18% was primarily the result of:
•	a decline in stock based compensation of $32,795;

•	a decline in research and development of $432,412;

•	a decline in selling, general and administrative costs of $131,598 due to decreases in consulting expenses, executive salaries, and public company expense, offset by increases in professional legal and accounting fees; and

•	a decline in depreciation and amortization of $13,953.
     Loss from Continuing Operations. Loss from continuing operations for the six months ended June 30, 2006 was $1,559,478, compared to a loss from continuing operations of $1,206,659 for the six months ended June 30, 2005, an increase of 29%. The breakdown of our loss from continuing operations for the six months ended June 30, 2006 as compared to six months ended June 30, 2005 is as follows:

	For the Six Months Ended
	June 30,		Percent
	2006	2005	Change
(Loss) income from operations of CMT	$(440,144)	$530,137	(183%)
Loss from operations of Sentigen Biosciences	(368,510)	(836,474)	(56%)
Parent company expenses	(916,022)	(1,044,876)	(12%)
Net interest income	165,198	186,164	(11%)
Provision for income taxes	—	(41,610)	(100%)

Total	$(1,559,478)	$(1,206,659)	29%

     The income from operations provided by CMT for the six months ended June 30, 2005 decreased 183% to a loss from operations of $440,144 for the six months ended June 30, 2006. The decrease is primarily attributable to CMT’s decrease in revenues without a commensurate decrease in direct costs. The loss from continuing operations provided by Sentigen Biosciences declined 56% due primarily to decreased research and development costs and increased revenues.
Liquidity and Capital Resources
     At June 30, 2006, the Company had $253,264 in cash and cash equivalents and $11,461,828 invested in U.S. Treasury Notes. Our working capital as of June 30, 2006 was $10,791,185.
     Net cash used in operating activities from continuing operations was $2,264,652 for the six months ended June 30, 2006. The cash used in operating activities was primarily related to the timing of payments, lower income, and the reduction of accounts payable and accrued expenses at June 30, 2006 as compared to December 31, 2005. In March and April 2006, the Company paid a total of $600,195 of accrued taxes payable largely related to the $6,500,000 sale of Specialty Media in February 2005.
     Investing activities from continuing operations provided net cash of $1,912,481 for the six months ended June 30, 2006. The Company met its cash requirements for operating activities through working capital and the sales of certain U.S. Treasury Notes. For the six months ended June 30, 2006, we sold 3.125% U.S. Treasury Notes maturing January 31, 2007 for total proceeds of $1,918,941.
     Net cash provided by financing activities was $241,122 for the six months ended June 30, 2006. The exercise of stock options provided $352,625 of cash for the six month period ended June 30, 2006, offset by the payment of a total of $111,503 on two capital leases and two commercial bank notes used for equipment financing.
     On February 22, 2005 we sold the assets of Specialty Media, a division of CMT, for $6.5 million to Serologicals Corporation. Of this amount, $500,000 was held in escrow pursuant to the terms of an Escrow Agreement to satisfy indemnification obligations of the Company or CMT. On August 22, 2005, $250,000 was released to us and, on February 22, 2006, the remaining $250,000 was released to us with interest of $7,691.

     CMT entered into a new agreement with Merck effective as of April 1, 2006, whereby CMT provides Merck with cell banking and grows and delivers cells to Merck for its HTS program. Unlike the prior agreement with Merck which provided for fixed payments of $200,000 per month for HTS services through March 31, 2006, the new agreement with Merck provides for payments to CMT in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Merck has agreed to CMT dedicating a minimum of 6.5 employees to the HTS program through June 2006 and 4.5 employees from July 2006 through March 2007.
     We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. We will need substantial amounts of additional financing to fully commercialize the research programs undertaken by us, which financing may not be available or if available may not be on reasonable terms. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. Management intends to continually review the commercial validity of the Tango™ Assay System, its applicability to functionalizing orphan GPCRs, and the prospects of our new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.
Inflation
     We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased material costs, borrowing costs, and operating costs may not be offset by increases in revenues. There was no significant impact on our operations as a result of inflation during the six months ended June 30, 2006 and 2005.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement on January 1, 2006 did not have a material effect on the Company’s financial statements.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We do not expect the adoption of FIN 48 will have a material impact on our consolidated financial condition or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk for the effect of interest rate changes on our U.S. Treasury securities and money market securities. We are not currently exposed to any foreign currency risks.
     Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, U.S. Treasury securities and long-term debt. We invest our excess cash in money market mutual funds and short-term and intermediate-term U.S. Treasury securities. Fixed rate securities may have their fair market value adversely affected due to rises in expected interest rates. We may suffer losses in principal when we sell securities that have declined in market value due to changes in expected interest rates.
     At June 30, 2006, we had total debt of $759,821. This debt consists of two capital leases and two commercial bank notes used for equipment financing. The commitments under these debt instruments are comprised of interest and principal payments at fixed rates for the term of the arrangements.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial position or results of operations, and as supplemented below. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as set forth below. The risks described in our Annual Report on Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial position or results of operations.
     A substantial portion of our revenues has been derived from one customer.
     One customer, Merck accounted for a significant percentage of CMT’s revenues for the period ended June 30, 2006 and for the prior years ended December 31, 2005, 2004 and 2003. CMT entered into a new agreement with Merck effective as of April 1, 2006 through March 2007. Unlike the prior agreement with Merck which provided for fixed payments of $200,000 per month for HTS services through March 31, 2006, the new agreement with Merck, effective as of April 1, 2006, provides for payments to CMT in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Merck has agreed to CMT dedicating a minimum of 6.5 employees to the HTS program through June 2006 and 4.5 employees from July 2006 through March 2007. There can be no assurance that a new agreement with Merck will be entered into after the expiration of the current agreement or that any such new agreement will be on terms as favorable as our existing agreement. Our failure to continue to generate significant revenues from Merck or losses in business from Merck, not offset by services provided to new customers, would have a material and adverse effect on our business, financial position, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
31.1	Certification — Thomas J. Livelli.

31.2	Certification — G. Scott Segler.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Thomas J. Livelli.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — G. Scott Segler.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTIGEN HOLDING CORP.

Date: August 11, 2006
	By:	/s/ Thomas J. Livelli

Thomas J. Livelli
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2006	By:	/s/ G. Scott Segler

G. Scott Segler
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)