Form 10-Q
period 2006-09-30
SENTIGEN HOLDING CORP
filed 2006-11-07
CIK 864890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐          No ☑
There were 7,694,542 shares of common stock with a par value of $0.01 per share outstanding at November 7, 2006.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$234,026	$106,622
U.S. treasury notes, available for sale, at fair value	11,172,186	13,378,020
Restricted cash in escrow from sale of assets	—	257,691
Accounts receivable — net of allowance for doubtful accounts of $127,960 for 2006 and $45,000 for 2005	290,272	655,937
Accrued interest receivable	117,389	95,025
Prepaid expenses	195,635	38,194

	12,009,508	14,531,489

Property, plant and equipment	3,325,808	3,342,798
Equipment under capital lease	197,777	197,777
Less: accumulated depreciation	(3,053,668)	(2,785,528)

	469,917	755,047

Other assets
Security deposits	16,276	22,111
License costs — net of accumulated amortization of $323,352 for 2006 and $149,029 for 2005	117,273	291,596

	133,549	313,707

Total assets	$12,612,974	$15,600,243

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,201,838	$1,313,147
Accrued federal and state income taxes	—	845,370
Customer deposits	404,771	260,571
Unearned revenue	—	45,995
Liability under capital lease — current portion	12,209	28,531
Current maturities of long-term debt	207,744	191,383

	1,826,562	2,684,997
Liability under capital lease — long-term	—	6,920
Long-term debt — net of current maturities	486,210	644,490

Total liabilities	2,312,772	3,336,407

Commitments and contingencies
Stockholders’ equity
Preferred Stock — $.01 par value, 5,000,000 shares authorized — none issued or outstanding	—	—
Common Stock — $.01 par value, 20,000,000 shares authorized, 7,694,542 and 7,477,542 shares issued and outstanding in 2006 and 2005, respectively	76,945	74,775
Additional paid-in capital	14,642,397	14,216,818
Accumulated other comprehensive loss	(123,647)	(203,192)
Accumulated deficit	(4,295,493)	(1,824,565)

Total stockholders’ equity	10,300,202	12,263,836

Total liabilities and stockholders’ equity	$12,612,974	$15,600,243

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Cell & Molecular Technologies, Inc.	$916,921	$1,627,854	$2,576,976	$4,734,584
Sentigen Biosciences	—	224,463	637,568	579,448

	916,921	1,852,317	3,214,544	5,314,032
Direct Costs
Cell & Molecular Technologies, Inc.	405,752	604,318	1,306,859	1,785,218
Sentigen Biosciences	25	114,965	311,244	326,261

	405,777	719,283	1,618,103	2,111,479
Income (Loss) After Direct Costs
Cell & Molecular Technologies, Inc.	511,169	1,023,536	1,270,117	2,949,366
Sentigen Biosciences	(25)	109,498	326,324	253,187

	511,144	1,133,034	1,596,441	3,202,553

Operating Expenses
Divisional selling, general and administrative costs	598,652	598,009	1,664,004	1,817,981
Corporate general and administrative costs	908,153	474,697	1,824,175	1,516,572
Research and development	184,650	408,184	798,041	1,337,905
Depreciation and amortization	227,255	110,711	442,463	339,873

	1,918,710	1,591,601	4,728,683	5,012,331

Operating loss	(1,407,566)	(458,567)	(3,132,242)	(1,809,778)

Interest income	94,695	110,041	296,756	321,780
Interest expense	(11,566)	(13,472)	(48,429)	(39,048)

	83,129	96,569	248,327	282,732
Loss from continuing operations before provision for income taxes	(1,324,437)	(361,998)	(2,883,915)	(1,527,046)
Provision for income taxes	—	29,750	—	71,360

Loss from continuing operations	(1,324,437)	(391,748)	(2,883,915)	(1,598,406)
Income from discontinued operations, net of tax (including gain on disposal of $4,773,810, net of tax of $889,209 for the nine months ended September 30, 2005) (Note 6)	412,987	—	412,987	4,835,122

Net (loss) income	(911,450)	(391,748)	(2,470,928)	3,236,716
Other comprehensive net income (loss):
Change in unrealized loss on U.S. Treasury Notes	76,796	(89,311)	79,545	(189,267)

Comprehensive (loss) income	$(834,654)	$(481,059)	$(2,391,383)	$3,047,449

Net (loss) income per share information:
Basic and diluted net loss per share from continuing operations	$(0.17)	$(0.05)	$(0.38)	$(0.21)
Basic and diluted net income per share from discontinued operations	$0.05	$—	$0.05	$0.64
Basic and diluted net (loss) income per share	$(0.12)	$(0.05)	$(0.33)	$0.43

Weighted Average shares outstanding — basic and diluted	7,694,542	7,474,542	7,599,254	7,472,867
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,470,928)	$3,236,716
Income from discontinued operations, net of tax	—	(4,835,122)

Net loss from continuing operations	(2,470,928)	(1,598,406)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	442,463	339,873
Stock based compensation	75,123	122,561
Decrease (increase) in:
Accrued interest receivable	(22,364)	(91,666)
Accounts receivable, net of allowance	365,665	88,009
Prepaid expenses and security deposits	(151,606)	139,639
Increase (decrease) in:
Accounts payable and accrued expenses	(956,679)	25,275
Customer deposits and unearned revenue	98,205	(693,023)

Net cash used in operating activities from continuing operations	(2,620,121)	(1,667,738)

Cash flows from investing activities:
Capital expenditures	(6,460)	(231,298)
Sale of equipment	23,450	—
Sales of U.S. Treasury Notes	2,285,379	737,139
Purchases of U.S. Treasury Notes	—	(4,972,978)

Net cash provided by (used in) investing activities from continuing operations	2,302,369	(4,467,137)

Cash flows from financing activities:
Principal payments on long-term debt	(141,919)	(128,193)
Payments on capital lease obligations	(23,242)	(49,733)
Proceeds from issuance of long-term debt	—	138,598
Proceeds from stock options exercised	352,626	4,863

Net cash provided by (used in) financing activities from continuing operations	187,465	(34,465)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	168,634
Net cash provided by investing activities	257,691	6,085,186
Net cash used in financing activities	—	(1,185)

Net cash provided by discontinued operations	257,691	6,252,635

Increase in cash and cash equivalents	127,404	83,295
Cash and cash equivalents — beginning of period	106,622	347,560

Cash and cash equivalents — end of period	$234,026	$430,855

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$36,885	$39,048
Income taxes	$600,195	$150,550
Non-cash from investing activities:
Increase (decrease) in fair value of U.S. Treasury Notes	$79,545	$(189,267)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Nature of Operations.
     Sentigen Holding Corp. (“we,” “Sentigen,” or “the Company”) is a biotechnology company conducting business through two wholly-owned operating subsidiaries: Sentigen Biosciences, Inc. (“Sentigen Biosciences”) and Cell & Molecular Technologies, Inc. (“CMT”).
     On August 31, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Invitrogen Corporation (“Invitrogen”), a Delaware corporation, and Arctic Fox Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Invitrogen (“Merger Sub”). A special meeting of the stockholders of Sentigen is scheduled for November 14, 2006 to consider and vote upon a proposal to adopt the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Sentigen, with Sentigen continuing as the surviving corporation and a wholly-owned subsidiary of Invitrogen (the “Merger”). At the effective time and as a result of the Merger, each share of Sentigen common stock issued and outstanding immediately prior to the effective time of the Merger will be cancelled and automatically converted into the right to receive an amount of cash equal to $3.37, subject to statutory appraisal rights.
     Completion of the Merger is subject to customary closing conditions, including, among other things, the adoption of the Merger Agreement and approval of the Merger by Sentigen’s stockholders, the continuing accuracy of Sentigen’s representations and warranties, the lack of any material adverse change to Sentigen and the execution by Sentigen’s Chief Executive Officer of an employment agreement mutually satisfactory to the Chief Executive Officer and Invitrogen. Concurrently with the execution of the Merger Agreement, each executive officer and each director who owns shares of Sentigen common stock has entered into a voting agreement with Invitrogen, pursuant to which such person has agreed to vote all of the shares of Sentigen common stock beneficially owned by him in favor of the Merger. In the aggregate, these stockholders hold approximately 36% of Sentigen’s outstanding common stock.
     The Merger Agreement contains certain termination rights for each of Invitrogen and Sentigen. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Sentigen may be required to pay Invitrogen a termination fee of $1,000,000 and expenses up to $100,000, in addition to reimbursement for any damages suffered.
     On September 1, 2006, in connection with the Merger, Sentigen announced its intention to separate its olfaction intellectual property assets from the businesses being acquired by Invitrogen. On October 3, 2006, Sentigen formed a wholly-owned subsidiary, SentiSearch, Inc. (“SentiSearch”), incorporated in Delaware, to hold the olfaction intellectual property assets of Sentigen and its subsidiaries. The distribution of SentiSearch shares to the shareholders of Sentigen, commonly referred to as a “spin-off,” is expected to take place immediately prior to the consummation of the Merger. In connection with the distribution, on October 10, 2006, we entered into a distribution agreement with SentiSearch, pursuant to which, among other things, we contributed $250,000 to the capital of SentiSearch. Also on October 10, 2006, we entered into a contribution agreement with SentiSearch, pursuant to which we transferred to SentiSearch all of our olfaction intellectual property. The olfaction intellectual property assets primarily consist of an exclusive license agreement with The Trustees of Columbia University in the City of New York, dated April 10, 2000, and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.”
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

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Sentigen Biosciences reached a conclusion to its research objectives under the contract in May 2006. Funding under the contract ended in June 2006.
     CMT is a contract research organization that specializes in supporting the drug discovery process. CMT provides custom contract research services and High Throughput Screening (“HTS”) support services, and works in close cooperation with Sentigen Biosciences to commercialize specific applications of the Tango™ Assay System.
     We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. To the extent the Merger is not consummated, we will need substantial amounts of additional financing to fully commercialize the research programs undertaken by us, which financing may not be available or if available may not be on reasonable terms. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. Management intends to continually review the commercial validity of the Tango™ Assay System, its applicability to functionalizing orphan GPCRs, and the prospects of our new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.
     On February 22, 2005, the Company sold Specialty Media, a division of CMT, for $6.5 million. Accordingly, the assets and liabilities of Specialty Media were disposed as of February 22, 2005 in our balance sheets. In addition, the statements of operations for Specialty Media have been accounted for as discontinued operations in our consolidated statements of operations.
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
3. Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We do not expect the adoption of FIN 48 will have a material impact on our consolidated financial condition or results of operations.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 requires the use of both the “iron curtain” method and the “rollover” method to evaluate materiality of misstatements. If the

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. If the guidance in SAB 108 is initially applied in the years ending after December 15, 2006 the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than through the current year income statement. We do not expect the adoption of SAB 108 will have a material impact on our consolidated financial condition or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies to those accounting pronouncements that require or permit fair value measurements. The FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, the application of SFAS 157 may change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007.
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
     The Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of income taxes paid.
     The Company has two equity compensation plans: the 1990 Stock Option Plan and the 2000 Performance Equity Plan. We no longer grant options to purchase common stock under the 1990 Stock Option Plan. The 2000 Performance Equity Plan provides for the award of options to purchase common stock, stock appreciation rights, restricted stock, deferred stock, stock-reload options and other stock-based awards covering up to 2,000,000 shares of our common stock. As of September 30, 2006, options and other stock-based awards for up to 1,147,049 shares of common stock remain available for future year grants under the 2000 Performance Equity Plan.
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
     Since the inception of the 2000 Performance Equity Plan, only options to purchase common stock have been awarded under the Plan. The 2000 Performance Equity Plan permits the award of both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section (“non-qualified stock options”). The exercise price of each incentive and non-qualified stock option may not be less than 100% of the quoted market price of our common stock on the date of the grant. In the case of a grant of an incentive stock option to an employee who owns 10% or more of our outstanding stock, the exercise price may not be less than 110% of the quoted market price of our common stock on the date of the grant.
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
     The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $18,839 (or $0.002 per basic and diluted earnings per share) for the three months ended September 30, 2006 and $75,123 (or $.01 per basic and diluted earnings per share) for the nine months ended September 30, 2006. There were no tax benefits recognized related to stock-based compensation and related cash flow impacts because the Company has current period losses and there are no incremental tax benefits of such deductions. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $184,766, which will be amortized over the weighted average remaining requisite service period of 3 years.
     There were no grants made in the nine months ended September 30, 2006. Fair values for grants made in the three and nine month periods ended September 30, 2005 were estimated using the Black-Scholes option-pricing model, based on the below assumptions.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Weighted Average Assumptions:
Expected dividend yield	0%	0%
Volatility of stock	93%	92%
Risk free interest rate	4.2%	3.0%
Expected life of options	5 years	5 years
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
     There was no cash received from the exercise of stock options for either of the three months ended September 30, 2006 or 2005, respectively. Cash received from the exercise of stock options was $352,626 and $4,863 for the nine months ended September 30, 2006 and 2005, respectively. The Company did not repurchase any shares for payment of option exercises for the nine months ended September 30, 2006 and 2005.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     The following table provides supplemental information as if stock-based compensation had been computed under SFAS 123:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net (loss) income, as reported:	$(391,748)	$3,236,716
Pro-forma expense as if stock options were charged against net income	(670,387)	(1,258,297)

Pro-forma net (loss) income using the fair value method	$(1,062,135)	$1,978,419

Basic and Diluted EPS:
As reported	$(0.05)	$0.43
Pro-forma using the fair value method	$(0.14)	$0.26
     Summarized information about stock options outstanding and exercisable at September 30, 2006 is as follows:

		Options Outstanding			Options Exercisable
			Weighted
Range of			Average	Weighted		Weighted
Exercise			Remaining	Average		Average
Prices		Number	Life	Exercise Price	Number	Exercise Price
$1.00 —	$1.81	920	3.3	$1.81	920	$1.81
4.50 —	4.75	246,000	7.0	4.60	222,667	4.59
5.00 —	5.88	208,500	1.7	5.02	208,500	5.02
6.00 —	6.25	157,383	7.0	6.11	103,508	6.14
7.00 —	7.65	53,000	7.9	7.25	53,000	7.25
	9.00	179,000	4.1	9.00	179,000	9.00

		844,803	5.1	$6.08	767,595	$6.12

     No options were granted during the nine months ended September 30, 2006. The weighted-average fair value of stock options granted was $4.57 and $5.58 during the three months ended September 30, 2005 and nine months ended September 30, 2005, respectively. No stock options were exercised during the three months ended September 30, 2006 and 2005. The intrinsic value of stock options exercised was $269,080 and $10,628 for the nine months ended September 30, 2006 and 2005, respectively.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     The following table summarizes stock option activity for the nine months ended September 30, 2006 under the current and prior plans:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 1, 2006	1,194,552	$5.25
Expired	(70,000)	5.29
Forfeited	(62,749)	6.51
Exercised	(217,000)	1.63
Outstanding at September 30, 2006	844,803	6.08

Exercisable at September 30, 2006	767,595	$6.12

     The aggregate intrinsic value of stock options outstanding at September 30, 2006 was $1,398. The aggregate intrinsic value of stock options currently exercisable at September 30, 2006 was $1,398. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.
5. Exclusive License Agreement and Impairment Charges
     On April 10, 2000, Sentigen Biosciences entered into a license agreement with The Trustees of Columbia University in the City of New York (“Columbia”) for an exclusive worldwide right to Columbia’s patent applications and other proprietary rights in the areas of insect chemosensation and olfaction (the “License”).
     In consideration of the License, Columbia was issued 75,000 shares of Sentigen Holding Corp. common stock and will receive royalties of 1% of the net sales of certain licensed products or services. No such licensed products or services have yet been developed. The value of the License is recorded as license costs, net of accumulated amortization on the accompanying balance sheets. The original value of the license costs reflects the closing share price of Sentigen Holding Corp.’s common stock on April 10, 2000.
     Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the intended separation of Sentigen Biosciences’ olfaction intellectual property assets from the businesses being acquired by Invitrogen (see Note 1 above), a review of our olfaction technology was performed by Charter Capital Advisers, Inc. (“Charter”) in August 2006. Charter utilized a combination of cost, market and income methods to estimate the fair value of the olfaction intellectual property in the range of $120,000 to $190,000. In August 2006, an impairment loss of $122,996 was recognized as amortization expense. This amount represents the excess of the carrying value over the estimated fair value of the asset of $120,000. The value of the license costs, net of amortization, as of September 30, 2006 and December 31, 2005 was $117,273 and $291,596, respectively.
     The license costs are being amortized on a straight line basis through April 2010. The following table details the expected amortization costs of the license over the next five years (without regard to the proposed Merger and spin-off discussed in Note 1 above):

For the years ended:	Expected amortization expense
2006	$182,504
2007	32,727
2008	32,727
2009	32,727
2010	10,911

Total	$291,596

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

     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the operations of the Division are reported separately as discontinued operations for all periods presented.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     The financial results of the Division, included in discontinued operations, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Product revenues	$—	$—	$—	$526,300
Direct costs	—	—	—	226,127

Income after direct costs	—	—	—	300,173
Operating expenses:
Selling, general and administrative	—	—	—	129,676
Research and development	—	—	—	2,619
Stock based compensation	—	—	—	88,200

Total operating expenses	—	—	—	220,495

Income from operations	—	—	—	79,678
Interest expense	—	—	—	3,579

Income before provision for income taxes	—	—	—	76,099
Provision for income taxes	—	—	—	14,787

Income from discontinued operations before gain on sale	—	—	—	61,312
Gain on sale of discontinued operations (net of tax of $889,209 for the nine months ended September 30, 2005)	412,987	—	412,987	4,773,810

Net income from discontinued operations	$412,987	$—	$412,987	$4,835,122

     Income from discontinued operations was $412,987 for the three months ended September 30, 2006. This was a result of recognizing an expected refund of taxes paid based on filing our state and federal tax returns in September 2006 and reversing accrued taxes payable related to the February 2005 sale of Specialty Media.
7. Segment Information
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
     One customer, Merck accounted for a significant percentage of CMT’s revenues for the period ended September 30, 2006. CMT entered into a new agreement to provide HTS services to Merck effective as of April 1, 2006 through March 2007. Unlike the prior agreement with Merck which provided for fixed payments of $200,000 per month for HTS services through March 31, 2006, the new agreement with Merck, effective as of April 1, 2006, provides for payments to CMT in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Merck has agreed to CMT dedicating a minimum of 6.5 employees to the HTS program through June 2006 and 4.5 employees from July 2006 through March 2007. Revenues under the HTS contract were $455,392 and $700,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $1,524,479 and $1,980,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

SENTIGEN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
CMT	$916,921	$1,627,854	$2,576,976	$4,734,584
Sentigen Biosciences	—	224,463	637,568	579,448

Total	$916,921	$1,852,317	$3,214,544	$5,314,032

Operating (loss) income
CMT	$(149,753)	$312,025	$(589,897)	$842,161
Sentigen Biosciences	(349,660)	(294,395)	(718,170)	(1,130,867)
Corporate	(908,153)	(476,197)	(1,824,175)	(1,521,072)

Total	$(1,407,566)	$(458,567)	$(3,132,242)	$(1,809,778)

Depreciation and amortization
CMT	$62,088	$94,481	$186,264	$291,008
Sentigen Biosciences	165,167	14,730	256,199	44,365
Corporate	—	1,500	—	4,500

Total	$227,255	$110,711	$442,463	$339,873

	September 30,	December 31,
	2006	2005
Segment assets
CMT	$1,056,409	$1,078,436
Sentigen Biosciences	207,049	709,107
Corporate	11,349,516	13,812,700

Total	$12,612,974	$15,600,243

8. Earnings Per Share
     Basic (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the respective periods. Diluted income per share includes the effects of securities which are convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Securities which are convertible into common stock were excluded from the computation of diluted loss per share for the three and nine month periods ended September 30, 2006 and 2005 because SFAS No. 128, “Earnings per Share,” prohibits adjusting the denominator of diluted net loss per share for additional potential common shares when a net loss from continuing operations is reported, as the effect would be antidilutive.
     The total number of additional potential common shares excluded from the calculation of diluted net loss per share from continuing operations was 323 and 146,135 for the three months ended September 30, 2006 and 2005, respectively. The total number of additional potential common shares excluded from the calculation of diluted net loss per share from continuing operations was 405 and 451,798 for the nine months ended September 30, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The statements contained within this Form 10-Q which are not historical facts are forward-looking statements. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, research programs, technologies, service offerings, and our future achievements. These forward looking statements involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, risks associated with our history of consolidated net losses; our dependence on a limited number of customers; our dependence on research and development expenditures by the pharmaceutical and biotechnology industries; our need for additional capital to finance our expanding research and development programs, to the extent the Merger is not consummated; risks related to the Merger or the failure of the Merger to be consummated; the limited commercial acceptance of our Tango™ Assay System and related applications; changes in customer preferences; the ability to hire and retain key personnel; compliance with federal or state environmental laws and other laws, changes in such laws and the administration of such laws; protection of patents, trademarks and other proprietary rights; technological change; competitive factors; and unfavorable general economic conditions. Actual results may vary significantly from such forward-looking statements. The use of the words “will,” “estimate,” “could,” “believe,” “expect,” “predict,” “potential,” “anticipate,” “may,” “intend,” “opportunity,” “continue,” or “plan,” and the negative of these words and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. Except as required by law, the Company undertakes no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-Q or documents incorporated by reference herein that include forward-looking statements.
Management Overview
     Sentigen Holding Corp. conducts business through two wholly-owned operating subsidiaries: Sentigen Biosciences, Inc. (“Sentigen Biosciences”) and Cell & Molecular Technologies, Inc. (“CMT”).
     On August 31, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Invitrogen Corporation (“Invitrogen”), a Delaware corporation, and Arctic Fox Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Invitrogen (“Merger Sub”). A special meeting of the stockholders of Sentigen is scheduled for November 14, 2006 to consider and vote upon a proposal to adopt the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Sentigen, with Sentigen continuing as the surviving corporation and a wholly-owned subsidiary of Invitrogen (the “Merger”). At the effective time and as a result of the Merger, each share of Sentigen common stock issued and outstanding immediately prior to the effective time of the Merger will be cancelled and automatically converted into the right to receive an amount of cash equal to $3.37, subject to statutory appraisal rights.
     Completion of the Merger is subject to customary closing conditions, including, among other things, the adoption of the Merger Agreement and approval of the Merger by Sentigen’s stockholders, the continuing accuracy of Sentigen’s representations and warranties, the lack of any material adverse change to Sentigen and the execution by Sentigen’s Chief Executive Officer of an employment agreement mutually satisfactory to the Chief Executive Officer and Invitrogen. Concurrently with the execution of the Merger Agreement, each executive officer and each director who owns shares of Sentigen common stock has entered into a voting agreement with Invitrogen, pursuant to which such person has agreed to vote all of the shares of Sentigen common stock beneficially owned by him in favor of the Merger. In the aggregate, these stockholders hold approximately 36% of Sentigen’s outstanding common stock.
     The Merger Agreement contains certain termination rights for each of Invitrogen and Sentigen. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Sentigen may be required to pay Invitrogen a termination fee of $1,000,000 and expenses up to $100,000, in addition to reimbursement for any damages suffered.

     On September 1, 2006, in connection with the Merger, Sentigen announced its intention to separate its olfaction intellectual property assets from the businesses being acquired by Invitrogen. On October 3, 2006, Sentigen formed a wholly-owned subsidiary, SentiSearch, Inc. (“SentiSearch”), incorporated in Delaware, to hold the olfaction intellectual property assets of Sentigen and its subsidiaries. The distribution of SentiSearch shares to the shareholders of Sentigen, commonly referred to as a “spin-off,” is expected to take place immediately prior to the consummation of the Merger. In connection with the distribution, on October 10, 2006, we entered into a distribution agreement with SentiSearch, pursuant to which, among other things, we contributed $250,000 to the capital of SentiSearch. Also on October 10, 2006, we entered into a contribution agreement with SentiSearch, pursuant to which we transferred to SentiSearch all of our olfaction intellectual property. The olfaction intellectual property assets primarily consist of an exclusive license agreement with The Trustees of Columbia University in the City of New York, dated April 10, 2000, and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.”
     Sentigen Biosciences has been primarily engaged in the development and commercialization of novel bioassay systems that elucidate the underlying biology of protein-protein interactions. Sentigen Biosciences has initially targeted its Tango™ Assay System to address the functionalization of G protein-coupled receptors (GPCRs) for pharmaceutical drug discovery and development. Sentigen Biosciences has also been devoting a significant portion of its effort and resources to the commercialization of a novel molecular profiling system, which the company is commercializing through CMT. In May 2006, Sentigen Biosciences was issued U.S. Patent No. 7,049,076 entitled “Method for Assaying Protein-Protein Interaction,” covering the core methods underlying the Company’s Tango™ Assay System. Having completed the initial research and development to produce the technology platform and having released four employees engaged in Tango™ research in April 2006, Sentigen Biosciences closed its facility in New York in July 2006. Sentigen Biosciences has retained three key scientific personnel to continue the development of the commercial applications of Tango™ in combined facilities with CMT in Phillipsburg, New Jersey and North Wales, Pennsylvania.
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
     CMT is attempting to broaden its customer base and service offerings to the drug discovery community. To this end, the management team at CMT is expending time and resources at trade conferences, exhibitions, and project collaborations that demonstrate CMT’s service platform and Division Arrested Assay Ready CellsTM. One customer, Merck & Co., Inc. (“Merck”), accounted for a significant percentage of CMT’s revenues for the nine months ended September 30, 2006 and for the prior years ended December 31, 2005, 2004 and 2003. The decrease or loss of business from Merck would have a material and adverse effect on our business, financial position, and results of operations. CMT entered into a new agreement with Merck effective as of April 1, 2006, whereby CMT provides Merck with cell banking and grows and delivers cells to Merck for its High Throughput Screening (“HTS”) program. Pursuant to the terms of the new agreement with Merck, payments to CMT are made in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Merck has agreed to CMT dedicating a minimum of 6.5 employees to the HTS program through June 2006 and 4.5 employees from July 2006 through March 2007.
     On February 22, 2005, we sold the assets of Specialty Media, a division of CMT, for $6.5 million to Serologicals Corporation. Accordingly, the assets and liabilities of Specialty Media were disposed as of February 22, 2005 in our balance sheets. In addition, the statements of operations for Specialty Media have been accounted for as discontinued operations in our consolidated statements of operations.
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
     The Company provides services on a fee-for-service, fixed price contract basis that provide for payments as specific research services are provided. In addition, revenue is or has been derived from cost plus contracts with Merck and TSWG. Revenue is recognized on fixed price contracts as services are performed, based upon the number of units delivered under the contract. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus allowable indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the United States Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised.
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
Off-Balance-Sheet Arrangements
     As of September 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Results of Operations
Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005
     Revenues. Revenues for the three months ended September 30, 2006 were $916,921 compared to revenues of $1,852,317 for the three months ended September 30, 2005, a decrease of $935,396 or 50%.
     We had no revenues attributable to Sentigen Biosciences for the three months ended September 30, 2006 compared to revenues of $224,463 for the three months ended September 30, 2005. For the three months ended September 30, 2006, revenues attributable to CMT were $916,921, a decrease of 44% when compared to revenues for the three months ended September 30, 2005. An analysis of the services revenue earned by CMT is as follows:

	For the Three Months Ended
	September 30,		Percent
	2006	2005	Change
HTS contract	$455,392	$700,000	(35%)
All other contracts	461,529	927,854	(50%)

Total	$916,921	$1,627,854	(44%)

     The services revenue for high-throughput screening, or HTS, services is derived from one program with Merck. In 2005, the contract for this program provided for payments to CMT of $200,000 per month in exchange for a fixed number of cell and reagent deliveries to support the customer’s HTS program. CMT entered into a new one year agreement for the HTS program with Merck effective as of April 1, 2006. Unlike the prior agreement with Merck which provided for fixed payments, the new agreement with Merck provides for payments to CMT in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Revenues declined $244,608 or 35% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as a result of the difference in terms between the new Merck contract as compared to the prior agreement. Consistent with our agreement with Merck, in July 2006 Merck reduced the number of CMT employees dedicated to the HTS program from 6.5 employees to 4.5 employees.

     The 50% decrease in other contracts revenue is primarily attributable to the completion in 2005 of an agreement with Merck whereby CMT developed, banked and studied certain cell lines based on standards and protocols specified by Merck. This agreement provided for payments to CMT totaling $202,828 for the three months ended September 30, 2005. Additionally, we had two other agreements with Merck which provided revenue of $254,500 in the three months ended September 30, 2005. There were no revenues derived from these contracts in the three months ended September 30, 2006.
     Income after Direct Costs and Gross Margin. Income after direct costs for the three months ended September 30, 2006 was $511,144 (a gross margin on revenue of 56%) compared to income after direct costs of $1,133,034 (a gross margin on revenue of 61%) for the three months ended September 30, 2005.
     Gross margin on revenue for CMT decreased from 63% for the three months ended September 30, 2005 to 56% for the three months ended September 30, 2006. The components of direct costs as a percentage of contract revenues for CMT for the three months ended September 30, 2006 and 2005 are as follows:

	For the Three Months Ended
	September 30,
	2006	2005
Reagents and materials	25%	23%
Labor	19%	14%

Direct cost as a percentage of contract revenues	44%	37%

     Revenues attributable to CMT declined 44% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, while direct costs declined only 33% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This is primarily a result of CMT maintaining its existing productive capacity over a smaller revenue base.
     Operating Expenses. Operating expenses for the three months ended September 30, 2006 were $1,918,710 compared to $1,591,601 for the three months ended September 30, 2005. This increase of $327,109 or 21% was primarily the result of:
•	an increase in total selling, general and administrative costs of $434,099 (primarily attributed to increased legal fees related to the proposed Merger of $408,413 and increased professional fees related to obtaining a fairness opinion on the proposed Merger of $114,098, offset by decreases in executive compensation); and

•	an increase in depreciation and amortization of $116,544 (primarily attributed to an impairment loss on our license costs of $122,996 after a review of our olfaction technology was performed by an outside appraiser who concluded that the estimated range of fair value was $120,000 to $190,000); offset in part by

•	a decline in research and development of $223,534.
     Loss from Continuing Operations. Loss from continuing operations for the three months ended September 30, 2006 was $1,324,437, compared to a loss from continuing operations of $391,748 for the three months ended September 30, 2005, an increase of 238%. The breakdown of our loss from continuing operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is as follows:

	For the Three Months Ended
	September 30,		Percent
	2006	2005	Change
(Loss) income from operations of CMT	$(149,753)	$312,025	(148%)
Loss from operations of Sentigen Biosciences	(349,660)	(294,395)	19%
Parent company expenses	(908,153)	(476,197)	91%
Net interest income	83,129	96,569	(14%)
Provision for income taxes	—	(29,750)	(100%)
Total	$(1,324,437)	$(391,748)	238%

     The income from operations provided by CMT for the three months ended September 30, 2005 decreased 148% to a loss from operations of $149,753 for the three months ended September 30, 2006. The decrease is primarily attributable to CMT’s decrease in revenues. The loss from continuing operations provided by Sentigen Biosciences increased 19% due to an impairment loss on license costs offset by decreased research and development costs. The 91% increase in loss from continuing operations attributed to the parent company is primarily attributed to the increased legal and professional fees related to the proposed Merger.
     Discontinued Operations. Income from discontinued operations was $412,987 for the three months ended September 30, 2006. This was a result of recognizing an expected refund of taxes paid based on filing our state and federal tax returns in September 2006 and reversing accrued taxes payable related to the February 2005 sale of Specialty Media.
     Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005
     Revenues. Revenues for the nine months ended September 30, 2006 were $3,214,544 compared to revenues of $5,314,032 for the nine months ended September 30, 2005, a decrease of $2,099,488 or 40%.
     Revenues for the nine months ended September 30, 2006 attributable to Sentigen Biosciences were $637,568 compared to revenues of $579,448 for the nine months ended September 30, 2005, an increase of $58,120 or 10%. The increase is attributable to a new contract entered into with Merck which generated revenues of $184,000, offset by the conclusion to the contract with Technical Support Working Group in May 2006. Under the TSWG contract, we earned revenues of $453,569 for the nine months ended September 30, 2006, as compared to revenues of $518,448 during the nine months ended September 30, 2005, a decrease of $64,879 or 13%.
     For the nine months ended September 30, 2006, revenues attributable to CMT were $2,576,976, a decrease of 46% when compared to revenues for the nine months ended September 30, 2005. An analysis of the services revenue earned by CMT is as follows:

	For the Nine Months Ended
	September 30,		Percent
	2006	2005	Change
HTS contract	$1,524,479	$1,980,000	(23%)
All other contracts	1,052,497	2,754,584	(62%)

Total	$2,576,976	$4,734,584	(46%)

     Revenues under the HTS contract declined $455,521 or 23% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of the terms of the new contract with Merck, effective as of April 1, 2006, which changed the payments from a fixed payment basis to a cost plus basis.
     The 62% decrease in other contracts revenue is primarily attributable to the completion in 2005 of several agreements with Merck whereby CMT developed, banked and studied certain cell lines based on standards and protocols specified by Merck. One agreement provided for payments to CMT totaling $1,338,130, of which $820,401 was accounted for as earned revenue for the nine months ended September 30, 2005. Three other agreements with Merck provided revenue of $558,899. There were no revenues derived from these four contracts in the nine months ended September 30, 2006.
     Income after Direct Costs and Gross Margin. Income after direct costs for the nine months ended September 30, 2006 was $1,596,441 (a gross margin on revenue of 50%) compared to income after direct costs of $3,202,553 (a gross margin on revenue of 60%) for the nine months ended September 30, 2005.
     Gross margin on revenue for the nine months ended September 30, 2006 attributable to Sentigen Biosciences was 51%, compared to a gross margin on revenue of 44% for the nine months ended September 30, 2005. The increase is primarily attributable to a new contract with Merck in March of 2006 which generated revenues of $184,000 in the nine months ended

September 30, 2006. The associated costs of the contract were recognized as research and development expense in prior periods.
     Gross margin on revenue for CMT decreased from 62% for the nine months ended September 30, 2005 to 49% for the nine months ended September 30, 2006. The components of direct costs as a percentage of contract revenues for CMT for the nine months ended September 30, 2006 and 2005 are as follows:

	For the Nine Months Ended
	September 30,
	2006	2005
Reagents and materials	29%	24%
Labor	22%	14%

Direct costs as a percentage of contract revenues	51%	38%

     Revenues attributable to CMT declined 46% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, while direct costs declined only 27% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This is primarily a result of CMT maintaining its existing productive capacity over a smaller base of revenue. Additionally, direct reagent and materials costs as a percentage of revenues were negatively impacted by the increased costs under a mouse genetics contract which contributed $116,674 of additional expense in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
     Operating Expenses. Operating expenses for the nine months ended September 30, 2006 were $4,728,683 compared to $5,012,331 for the nine months ended September 30, 2005. This decrease of $283,648 or 6% was primarily the result of:
•	an increase in depreciation and amortization of $102,590 (primarily attributed to an impairment loss on our license costs of $122,996 after a review of our olfaction technology was performed by an outside appraiser who concluded that the estimated range of fair value was $120,000 to $190,000); and

•	an increase in total selling, general and administrative costs of $153,626 due to increases in legal and professional fees primarily attributed to the proposed Merger, offset by decreases in executive compensation and stock based compensation; offset in part by

•	a decline in research and development of $539,864.
     Loss from Continuing Operations. Loss from continuing operations for the nine months ended September 30, 2006 was $2,883,915 , compared to a loss from continuing operations of $1,598,406 for the nine months ended September 30, 2005, an increase of 80%. The breakdown of our loss from continuing operations for the nine months ended September 30, 2006 as compared to nine months ended September 30, 2005 is as follows:

	For the Nine Months Ended
	September 30,		Percent
	2006	2005	Change
(Loss) income from operations of CMT	$(589,897)	$842,161	(170%)
Loss from operations of Sentigen Biosciences	(718,170)	(1,130,867)	(36%)
Parent company expenses	(1,824,175)	(1,521,072)	20%
Net interest income	248,327	282,732	(12%)
Provision for income taxes	—	(71,360)	(100%)

Total	$(2,883,915)	$(1,598,406)	80%

     The income from operations provided by CMT for the nine months ended September 30, 2005 decreased 170% to a loss from operations of $589,897 for the nine months ended September 30, 2006. The decrease is primarily attributable to CMT’s decrease in revenues without a commensurate decrease in direct costs. The loss from continuing operations provided by Sentigen Biosciences declined 36% due primarily to decreased research and development costs and the closing of its New

York facility. Losses from continuing operations attributed to the parent company increased 20% primarily due to increased legal and professional fees related to the proposed Merger.
     Discontinued Operations. Income from discontinued operations was $412,987 for the nine months ended September 30, 2006. This was a result of recognizing an expected refund of taxes paid based on filing our state and federal tax returns in September 2006 and reversing accrued taxes payable related to the February 2005 sale of Specialty Media.
Liquidity and Capital Resources
     At September 30, 2006, the Company had $234,026 in cash and cash equivalents and $11,172,186 invested in U.S. Treasury Notes. Our working capital as of September 30, 2006 was $10,182,946.
     Net cash used in operating activities from continuing operations was $2,620,121 for the nine months ended September 30, 2006. The cash used in operating activities was primarily related to the timing of payments, lower income, and the reduction of accounts receivable and accounts payable and accrued expenses at September 30, 2006 as compared to December 31, 2005. In March and April 2006, the Company paid a total of $600,195 of accrued taxes payable largely related to the $6,500,000 sale of Specialty Media in February 2005.
     Investing activities from continuing operations provided net cash of $2,302,369 for the nine months ended September 30, 2006. The Company met its cash requirements for operating activities through working capital and the sales of certain U.S. Treasury Notes. For the nine months ended September 30, 2006, we sold 3.125% U.S. Treasury Notes maturing January 31, 2007 for total proceeds of $2,285,379.
     Net cash provided by financing activities was $187,465 for the nine months ended September 30, 2006. The exercise of stock options provided $352,622 of cash for the nine month period ended September 30, 2006, offset by the payment of a total of $165,161 on two commercial bank notes and one capital lease used for equipment financing.
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
     We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. To the extent the Merger is not consummated, we will need substantial amounts of additional financing to fully commercialize the research programs undertaken by us, which financing may not be available or if available may not be on reasonable terms. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. Management intends to continually review the commercial validity of the Tango™ Assay System, its applicability to functionalizing orphan GPCRs, and the prospects of our new novel molecular profiling system in order to make the appropriate decisions as to the best way to allocate our limited resources.
Inflation
     We historically offset the impact of inflation through price increases. Periods of high inflation could have a material adverse impact on us to the extent that increased material costs, borrowing costs, and operating costs may not be offset by increases in revenues. There was no significant impact on our operations as a result of inflation during the nine months ended September 30, 2006 and 2005.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after

December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We do not expect the adoption of FIN 48 will have a material impact on our consolidated financial condition or results of operations.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 requires the use of both the “iron curtain” method and the “rollover” method to evaluate materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. If the guidance in SAB 108 is initially applied in the years ending after December 15, 2006 the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than through the current year income statement. We do not expect the adoption of SAB 108 will have a material impact on our consolidated financial condition or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies to those accounting pronouncements that require or permit fair value measurements. The FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, the application of SFAS 157 may change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk for the effect of interest rate changes on our U.S. Treasury securities and money market securities. We are not currently exposed to any foreign currency risks.
     Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, U.S. Treasury securities and long-term debt. We invest our excess cash in money market mutual funds and short-term and intermediate-term U.S. Treasury securities. Fixed rate securities may have their fair value adversely affected due to rises in expected interest rates. We may suffer losses in principal when we sell securities that have declined in market value due to changes in expected interest rates.
     At September 30, 2006, we had total debt of $706,163. This debt consists of two capital leases and two commercial bank notes used for equipment financing. The commitments under these debt instruments are comprised of interest and principal payments at fixed rates for the term of the arrangements.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial position or results of operations, and as supplemented below as well as in the Definitive Merger Proxy Statement dated October 18, 2006 in connection with the special meeting of the stockholders of Sentigen, scheduled for November 14, 2006 regarding the proposal to adopt the Merger Agreement. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as set forth below. The risks described in our Annual Report on Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial position or results of operations.
     A substantial portion of our revenues has been derived from one customer.
     One customer, Merck accounted for a significant percentage of CMT’s revenues for the period ended September 30, 2006 and for the prior years ended December 31, 2005, 2004 and 2003. CMT entered into a new agreement with Merck effective as of April 1, 2006 through March 2007. Unlike the prior agreement with Merck which provided for fixed payments of $200,000 per month for HTS services through March 31, 2006, the new agreement with Merck, effective as of April 1, 2006, provides for payments to CMT in accordance with a formula based upon the costs of the HTS program, including direct material and labor costs and certain overhead, in addition to the payment of certain incentives and profits. Merck has agreed to CMT dedicating a minimum of 6.5 employees to the HTS program through June 2006 and 4.5 employees from July 2006 through March 2007. There can be no assurance that a new agreement with Merck will be entered into after the expiration of the current agreement or that any such new agreement will be on terms as favorable as our existing agreement. Our failure to continue to generate significant revenues from Merck or losses in business from Merck, not offset by services provided to new customers, would have a material and adverse effect on our business, financial position, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     On or about October 18, 2006, we mailed a notice of a special meeting of our stockholders scheduled for November 14, 2006 with an accompanying proxy statement to our stockholders of record as of October 6, 2006. The special meeting is being held for our stockholders to consider and vote upon a proposal to adopt the Merger Agreement.
     On October 23, 2006, we filed a preliminary information statement on Schedule 14C with the SEC relating to the distribution of SentiSearch shares to our shareholders. The spin-off is expected to take place immediately prior to the consummation of the Merger.
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

Date: November 7, 2006

	By:	/s/ Thomas J. Livelli Thomas J. Livelli
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2006

	By:	/s/ G. Scott Segler G. Scott Segler
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)